Form 10-Q
period 2017-06-30
INCYTE CORP
filed 2017-08-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 205,704,731 as of July 25, 2017.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2017	2016*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,754	$652,343
Marketable securities—available-for-sale	156,852	156,203
Accounts receivable	169,516	148,758
Inventory	2,930	4,106
Prepaid expenses and other current assets	63,751	32,768
Total current assets	844,803	994,178

Restricted cash and investments	943	886
Long term investments	144,425	31,987
Inventory	11,907	15,193
Property and equipment, net	218,878	167,679
Other intangible assets, net	247,669	258,437
In-process research and development	12,000	12,000
Goodwill	155,593	155,593
Other assets, net	3,225	2,644
Total assets	$1,639,443	$1,638,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,093	$75,599
Accrued compensation	50,902	50,904
Interest payable	34	762
Accrued and other current liabilities	150,353	126,697
Acquisition-related contingent consideration	22,779	19,539
Total current liabilities	293,161	273,501

Convertible senior notes	23,428	651,481
Acquisition-related contingent consideration	283,221	281,461
Other liabilities	12,798	12,687
Total liabilities	612,608	1,219,130

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 205,630,980 and 188,848,752 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	205	189
Additional paid-in capital	2,892,092	2,096,929
Accumulated other comprehensive income (loss)	10,968	(2,886)
Accumulated deficit	(1,876,430)	(1,674,765)
Total stockholders’ equity	1,026,835	419,467
Total liabilities and stockholders’ equity	$1,639,443	$1,638,597

*   The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$291,667	$212,116	$556,474	$395,383
Product royalty revenues	34,769	25,958	63,990	47,860
Contract revenues	—	8,214	90,000	66,429
Other revenues	8	—	62	80

Total revenues	326,444	246,288	710,526	509,752

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	20,260	12,367	35,084	18,372
Research and development	201,839	120,269	609,811	277,092
Selling, general and administrative	90,072	66,792	177,306	131,390
Change in fair value of acquisition-related contingent consideration	7,073	2,271	14,429	2,271

Total costs and expenses	319,244	201,699	836,630	429,125

Income (loss) from operations	7,200	44,589	(126,104)	80,627
Interest and other income, net	4,125	1,137	5,329	2,630
Interest expense	(384)	(9,662)	(6,323)	(19,796)
Unrealized loss on long term investments	(19,574)	(854)	(25,388)	(3,804)
Expense related to senior note conversions	(751)	—	(54,881)	—

Income (loss) before provision (benefit) for income taxes	(9,384)	35,210	(207,367)	59,657

Provision (benefit) for income taxes	3,100	785	(7,800)	1,185

Net income (loss)	$(12,484)	$34,425	$(199,567)	$58,472

Net income (loss) per share:
Basic	$(0.06)	$0.18	$(1.00)	$0.31
Diluted	$(0.06)	$0.18	$(1.00)	$0.30

Shares used in computing net income (loss) per share:
Basic	205,141	187,682	200,200	187,433
Diluted	205,141	193,015	200,200	192,820

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(12,484)	$34,425	$(199,567)	$58,472

Other comprehensive income:
Foreign currency translation	(36)	105	(43)	94
Unrealized gain (loss) on marketable securities and long term investment, net of tax	5,580	(49)	13,804	990
Reclassification adjustment for realized loss on marketable securities	—	—	—	178
Defined benefit pension obligations, net of tax	47	209	93	209
Other comprehensive income	5,591	265	13,854	1,471

Comprehensive income (loss)	$(6,893)	$34,690	$(185,713)	$59,943

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(199,567)	$58,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,379	23,908
Stock-based compensation	64,358	42,071
Expense related to senior note conversions	54,881	—
Other, net	146	251
Unrealized loss on long term investments	25,388	3,804
Change in fair value of acquisition-related contingent consideration	14,429	2,271
Changes in operating assets and liabilities:
Accounts receivable	(20,758)	(2,818)
Prepaid expenses and other assets	(33,492)	(7,460)
Inventory	4,462	1,682
Accounts payable	(6,506)	8,883
Accrued and other liabilities	12,436	(9,528)
Deferred revenue—collaborative agreements	—	(6,429)
Net cash provided by (used in) operating activities	(56,844)	115,107
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(144,845)
Purchase of long term investments	(123,891)	—
Capital expenditures	(51,466)	(87,776)
Purchases of marketable securities	(115,254)	(17,795)
Sale and maturities of marketable securities	114,474	63,892
Net cash used in investing activities	(176,137)	(186,524)
Cash flows from financing activities:
Restricted investments, net	(57)	13,987
Proceeds from issuance of common stock under stock plans	49,461	24,105
Cash paid in connection with senior note conversions	(8,934)	—
Direct financing arrangements repayments	—	(445)
Payment of contingent consideration	(8,035)	—
Net cash provided by financing activities	32,435	37,647
Effect of exchange rates on cash and cash equivalents	(43)	(15)
Net decrease in cash and cash equivalents	(200,589)	(33,785)
Cash and cash equivalents at beginning of period	652,343	521,439
Cash and cash equivalents at end of period	$451,754	$487,654
Supplemental Schedule of Cash Flow Information
Interest paid	$180	$3,892
Income taxes paid	$5,561	$229
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$351,034	$—
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$330,010	$4
Unpaid purchases of property and equipment	$10,866	$6,570

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2017 and the condensed consolidated statements of operations, and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements.

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

Accounts Receivable.  As of June 30, 2017 and December 31, 2016, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods.

JAKAFI raw materials and work-in-process inventory is not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG raw materials and work-in-process inventory is not subject to expiration and finished goods inventory has a shelf life of 24 months from the start of manufacturing of the finished goods.  We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date.

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2017, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Lease Accounting.  We account for operating leases by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date we gain possession of leased property. We include tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses to determine the straight-line rent expense over the expected life of the lease.

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

Net Income (Loss) Per Share.  Our basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock, restricted stock units and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date. In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

Our collaborations often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events. These three categories of milestone events reflect the three stages of the life-cycle of our drugs, which we describe in more detail in the following paragraphs.

The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain. Securing approval by the U.S. Food and Drug Administration (the “FDA”) requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations of a drug candidate in humans, we must submit an Investigational New Drug application (“IND”), which must be reviewed by the FDA.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $33.8 million and $64.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively.  We recorded $21.3 million and $42.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  ASC No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings – referred to as the modified retrospective method.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The new standard is effective for public business entities for annual periods beginning after December 15, 2017 (i.e. 2018 for a calendar-year entity).  The guidance will be applied for the annual period beginning January 1, 2018 using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings.

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

3.     Business combination

Description of the Transaction

On June 1, 2016, pursuant to the Share Purchase Agreement, we completed the Acquisition, and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG (ponatinib) in the European Union (“EU”) and other countries including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments (the “Upfront Payment”).  ICLUSIG is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation. The acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. included a fully integrated and established pan-European team including medical, sales and marketing personnel.  The existing platform and infrastructure acquired is expected to further our strategic plan and accelerate the establishment of our operations in Europe.

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

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). We concluded the Buy-Back Provision was not a derivative as it did not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also considered the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any fair value assigned to this provision was de minimis. Takeda Pharmaceutical Company Limited acquired ARIAD in February 2017 but did not exercise the Buy-Back Provision, and the Buy-Back Provision has now lapsed.

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

Assets Acquired and Liabilities Assumed

The Acquisition has been accounted for as a business combination under the acquisition method of accounting.  The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

	Amounts	Measurement	Amounts
	Recognized as of	Period	Recognized as of
(in thousands)	Acquisition Date(a)	Adjustments(b)	June 30, 2017
Current assets	$21,413	$(50)	$21,363
Property and equipment	850	—	850
Restricted cash	432	—	432
Intangible assets(c)	283,000	—	283,000
Total identifiable assets	305,695	(50)	305,645
Current liabilities	(15,720)	182	(15,538)
Other long term liabilities	(5,226)	—	(5,226)
Total liabilities assumed	(20,946)	182	(20,764)
Goodwill(d)	155,725	(132)	155,593
Total fair value of consideration transferred	$440,474	$—	$440,474

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

(d)Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The Goodwill is related to the existing platform, infrastructure, and workforce which is expected to generate synergies and further our strategic plan in Europe.  Goodwill is not amortized and none of the goodwill is expected to be deductible for tax purposes.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the three and six months ended June 30, 2016, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2016	2016
Pro forma net product revenues	$245,341	$437,334
Pro forma net income	$48,431	$54,136

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

At June 30, 2017 and December 31, 2016, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.

Our long term investments classified as Level 1 were valued using the unadjusted closing stock price on The NASDAQ Stock Market.  Our long term investments classified as Level 2 were valued by adjusting the closing stock price on The NASDAQ Stock Market for discounts for lack of marketability as these shares are not yet registered under the Securities Act of 1933.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. During the three and six months ended June 30, 2017, we transferred a long term investment with a carrying value of $50.7 million from Level 2 to Level 1 due to the lapse of the marketability restrictions. The investment is now valued using the unadjusted closing stock price on The NASDAQ Stock Market.  There were no transfers out of Level 1 to Level 2 during the period.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
Cash and cash equivalents	$451,754	$—	$—	$451,754
Debt securities (corporate and government)	—	156,852	—	156,852
Long term investments (Note 9)	76,268	68,157	—	144,425
Total assets	$528,022	$225,009	$—	$753,031

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
Contingent consideration (Note 3)	$—	$—	$306,000	$306,000
Total liabilities	$—	$—	$306,000	$306,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2017	$301,000
Contingent consideration earned during the period but not yet paid	(5,073)
Payments made during the period	(4,356)
Change in fair value of contingent consideration	14,429
Balance at June 30, 2017	$306,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that is currently under development and is therefore contingent on future clinical results and EMA approval.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2017 is due primarily to the passage of time as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

We make payments to ARIAD quarterly based on the royalties or any additional milestone payments earned in the previous quarter.  During the three months ended June 30, 2017, contingent consideration earned but not yet paid was $5.1 million and we paid ARIAD $4.4 million for royalties earned in the first quarter of 2017 that were included in accrued and other current liabilities at March 31, 2017.

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

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Contingent consideration (Note 3)	$—	$—	$301,000	$301,000
Total liabilities	$—	$—	$301,000	$301,000

The following is a summary of our marketable security portfolio as of June 30, 2017 and December 31, 2016, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2017
Debt securities (corporate and government)	$157,111	$—	$(259)	$156,852

December 31, 2016
Debt securities (corporate and government)	$156,330	$—	$(127)	$156,203

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Contract Revenues for the		Contract Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration Partner A	—%	61%	28%	8%
Collaboration Partner B	—%	39%	72%	92%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 21% and 23% of the accounts receivable balance as of June 30, 2017 and December 31, 2016, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	23%	26%	25%	27%
Customer B	16%	16%	16%	17%
Customer C	13%	13%	13%	13%
Customer D	9%	9%	8%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 46% and 41% of the accounts receivable balance as of June 30, 2017 and December 31, 2016, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$109	$109
Work-in-process	11,798	15,084
Finished goods	2,930	4,106
	14,837	19,299
Inventories-current	2,930	4,106
Inventories-non-current	$11,907	$15,193

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, resulted in a higher cost of ICLUSIG revenues over a one year period from the acquisition date. At June 30, 2017, $2.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2017, $11.9 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Office equipment	$10,487	$9,243
Laboratory equipment	42,258	37,203
Computer equipment	43,079	38,184
Land	5,350	4,125
Building and leasehold improvements	180,561	130,734
	281,735	219,489
Less accumulated depreciation and amortization	(62,857)	(51,810)
Property and equipment, net	$218,878	$167,679

In September 2016, we entered into two agreements to purchase two buildings at 1701 Augustine Cut-off in Wilmington, Delaware.  The purchase closed in March 2017 for a total purchase price of approximately $8.1 million, consisting of $1.2 million of land and $6.9 million of buildings and leasehold improvements, which we estimated using the assistance of a third party valuation specialist.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets as of June 30, 2017 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$23,331	$247,669
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	12,000	—	12,000
		$283,000	$23,331	$259,669

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 3.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, for which development has not yet been completed, is as follows (in thousands):

	Remainder of
	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$10,768	$21,536	$21,536	$21,536	$21,536	$150,757

Goodwill

There were no changes to the carrying amount of goodwill for the six months ended June 30, 2017.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones and $215.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through June 30, 2017.

During the six months ended June 30, 2017, under this agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2017, such royalties payable to Novartis on net sales within the United States totaled $13.0 million and $20.8 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations.  During the three and six months ended June 30, 2016, such royalties payable to Novartis on net sales within the United States totaled $9.0 million and $14.2 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally.  Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At June 30, 2017 and December 31, 2016, $0.5 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2017 were net of $0.8 million and $1.5 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2016 were net of $0.1 million and $0.4 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $25.0 million for the three and six months ended June 30, 2017, respectively.  Contract revenue under the Novartis agreement was $5.0 million for the three and six months ended June 30, 2016. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $33.9 million and $62.7 million for the three and six months ended June 30, 2017, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $26.0 million and $47.9 million for the three and six months ended June 30, 2016, respectively.  At June 30, 2017 and December 31, 2016, $34.0 million and $33.3 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $120.0 million for the achievement of regulatory milestones through June 30, 2017.

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

During the six months ended June 30, 2017, under this agreement, we recognized a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $8.7 million and $18.1 million for the three and six months ended June 30, 2017, respectively.  Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.3 million and $10.4 million for the three and six months ended June 30, 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $0.0 million and $65.0 million for the three and six months ended June 30, 2017, respectively.  Contract revenue under the Lilly agreement was $3.2 million and $61.4 million for the three and six months ended June 30, 2016, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT was $0.9 million and $1.3 million for the three and six months ended June 30, 2017, respectively.  At June 30, 2017, $1.0 million of product royalties were included in accounts receivable on the condensed consolidated balance sheet.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the six months ended June 30, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG, (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.  In February 2017, we and Agenus amended this agreement (the “Amended Agreement”).

Under the terms of the Amended Agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs. The Amended Agreement converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales.

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the condensed consolidated statement of operations during the six months ended June 30, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The NASDAQ Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a total fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the condensed consolidated statement of operations during the six months ended June 30, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we own approximately 18% of the outstanding shares of Agenus Inc. common stock as of June 30, 2017. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2017, we recorded an unrealized gain of $4.4 million and an unrealized loss of $3.3 million, respectively, based on the change in fair value of our investment in Agenus common stock during these periods.  For the three and six months ended June 30, 2016, we recorded an unrealized loss of $0.9 million and $3.8 million, respectively, based on the change in fair value of our investment in Agenus common stock during these periods.  The fair market value of our long term investment in Agenus was $68.2 million at June 30, 2017 and $32.0 million at December 31, 2016.  For the three months ended March 31, 2017, Agenus Inc. reported total revenues of $27.0 million and a net loss of $17.1 million within its consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2017 also included $11.2 million and $18.9 million, respectively, of additional development costs incurred pursuant to the Agenus agreement.  Research and development expenses for the three and six months ended June 30, 2016 also included $4.0 million and $8.1 million, respectively, of additional development costs incurred pursuant to the Agenus agreement.  At June 30, 2017 and December 31, 2016, a total of $6.0 million and $11.4 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

Research and development expenses for the three and six months ended June 30, 2017 included $1.6 million of development costs incurred pursuant to the Hengrui agreement. Research and development expenses for the three and six months ended June 30, 2016 included $0.0 million and $0.7 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

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

We agreed to certain standstill provisions whereby we are obligated to refrain from taking certain actions with respect to Merus or Merus’ common shares during a period ending on the earliest of (a) three years from the closing date of our share purchase, (b) the date Merus publicly announces any merger or similar business combination or another party announces an intention to acquire a substantial portion of Merus’ securities, and (c) the termination of the Collaboration and License Agreement. The standstill provisions are subject to certain exceptions, including an exception that allows us to maintain our percentage ownership following equity financings by Merus. We also agreed, subject to limited exceptions, not to sell or otherwise transfer any of our Merus shares for a period, referred to as the Lock-Up Period, ending on the earlier of 18 months after the closing date of the sale of the Shares or the end of the standstill period.  In addition, if the standstill period has not been terminated earlier upon the occurrence of certain events, for a period of three years after the Lock-Up Period, we will be restricted from selling or otherwise transferring more than one-third of our Merus shares during any 12-month period or 10% of our Merus shares during any three-month period, unless Merus consents otherwise.  We have further agreed that during the standstill period, we will vote all of our Merus shares in accordance with the recommendation of a majority of Merus’ supervisory board.  However, we may vote our Merus shares at our own discretion for certain extraordinary matters, including a change in control of Merus.  Merus has agreed to customary resale registration rights with respect to our Merus shares; however, any such resales will be subject to the Lock-Up Period and volume limitations on sale and transfer described above.

We completed the purchase of the shares on January 23, 2017 when the closing price on The NASDAQ Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a total fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the condensed consolidated balance sheets and $7.2 million was allocated to research and development expense on the condensed consolidated statement of operations during the six months ended June 30, 2017.  The fair market value of our total long term investment in Merus was $50.7 million as of June 30, 2017.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of June 30, 2017, we own approximately 17% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2017, we recorded an unrealized loss of $23.9 million and $22.0 million, respectively, based on the change in fair value of Merus’ common stock during these periods.

Research and development expenses for the three and six months ended June 30, 2017 included $1.5 million and $2.6 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At June 30, 2017, a total of $2.5 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The NASDAQ Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there are no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the condensed consolidated balance sheets and $41.4 million was allocated to research and development expense on the condensed consolidated statement of operations during the six months ended June 30, 2017. The fair market value of our long term investment in Calithera is $25.5 million as of June 30, 2017.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2017, we own approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera.  As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore,  we are accounting for our shares held in Calithera as an available-for-sale investment, whereby the investment is marked to market each period with unrealized gains and losses recorded in accumulated other comprehensive income (loss).  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying balance sheet.  For the three and six months ended June 30, 2017, we recorded an unrealized gain of $5.7 million and $13.9 million, respectively, within other comprehensive income based on the change in fair value of Calithera’s common stock during these periods.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which is recorded in research and development expense on our condensed consolidated statement of operations during the six months ended June 30, 2017. Research and development expenses for the three and six months ended June 30, 2017 also included $2.0 million and $3.6 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At June 30, 2017, a total of $2.2 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

10.     Stock compensation

We recorded $33.8 million and $64.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively. We recorded $21.3 million and $42.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $22.9 million, $44.4 million, $13.6 million and $26.6 million for the three and six months ended June 30, 2017 and 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $10.9 million, $20.0 million, $7.7 million and $15.5 million for the three and six months ended June 30, 2017 and 2016, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Average risk-free interest rates	1.56%	1.20%	1.79%	1.47%	1.38%	0.58%	1.31%	0.71%
Average expected life (in years)	5.41	5.08	5.36	5.01	0.50	0.50	0.50	0.50
Volatility	50%	51%	49%	50%	42%	45%	42%	54%
Weighted-average fair value (in dollars)	60.44	36.27	52.87	40.90	17.55	16.33	18.80	18.45

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2016	6,327,138	11,504,572	$48.40
Options granted	(1,653,785)	1,653,785	$116.29
Options exercised	—	(2,163,830)	$29.74
Options cancelled	90,745	(90,745)	$94.63
Balance at June 30, 2017	4,764,098	10,903,782	$62.02

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2016	1,146,152	1,246,570	—
RSUs granted	(92,732)	92,732	$120.36
RSUs cancelled	29,459	(29,459)	$85.80
RSUs released	—	(284,903)	$119.64
PSUs released	—	(43,376)	$122.29
Balance at June 30, 2017	1,082,879	981,564	—

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of June 30, 2017, a cumulative total of 200,000 RSUs granted to Mr. Hoppenot had vested and were released, leaving 200,000 RSUs outstanding.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2017, was $94.1 million, which is expected to be recognized over the weighted average period of approximately 1.5 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2017, was $42.6 million, which is expected to be recognized over the weighted average period of approximately 1.5 years.  There were no unvested PSUs as of June 30, 2017.

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		June 30,	December 31,
Debt	June 30, 2017	Maturities	2017	2016
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,218	$340,916
1.25% Convertible Senior Notes due 2020	1.25%	2020	16,210	310,565
			23,428	651,481
Less current portion			—	—
			$23,428	$651,481

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,218	$18,808	$340,916	$749,988
1.25% Convertible Senior Notes due 2020	16,210	47,353	310,565	761,300
	$23,428	$66,161	$651,481	$1,511,288

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

On July 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2017 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at June 30, 2017.

During the six months ended June 30, 2017, we entered into separately negotiated agreements with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange a total of $367.2 million in aggregate principal amount of the 2018 Notes for the shares of our common stock into which the 2018 Notes were originally convertible, aggregating 7.1 million shares, an additional 0.1 million of premium shares (equivalent to $12.6 million in value) and $2.0 million in cash. Similarly we entered into separately negotiated agreements with certain holders of the 2020 Notes pursuant to which such holders agreed to exchange a total of $355.6 million in aggregate principal amount of the 2020 Notes for the shares of our common stock into which the 2020 Notes were originally convertible, aggregating 6.9 million shares, an additional 0.2 million of premium shares (equivalent to $26.8 million in value) and $7.0 million in cash. Included in the agreements were those with entities affiliated with Julian C. Baker, which agreed to exchange $259.0 million in aggregate principal amount of the 2018 Notes and $274.5 million in aggregate principal amount of the 2020 Notes for an aggregate of 10.6 million shares.

Pursuant to the guidance within the ASC 470-20-40-20, we measured the difference between the fair value and carrying value of the liability portion of the Notes which resulted in recording expense related to senior note conversions of $1.4 million related to the 2018 Notes and $5.1 million related to the 2020 Notes.  The estimated fair value of the debt component was determined using a valuation model which is subject to judgement.  Assumptions used within the valuation model include an estimated credit rating and an estimated market-based cost of debt.  These assumptions were used to perform a discounted cash flow analysis on the future interest and principal payments to determine the estimated fair value of the debt at inducement.

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $48.4 million and is also included within expense related to senior note conversions on the condensed consolidated statement of operations during the six months ended June 30, 2017.

12.     Defined benefit pension obligation

In connection with the Acquisition, we assumed a defined benefit pension plan for the former ARIAD employees.  In addition, we established another defined benefit pension plan for other Incyte employees in Europe. The pension plans provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$680	$120	$1,296	$120
Interest cost	52	10	98	10
Expected return on plan assets	(38)	(8)	(73)	(8)
Amortization of prior service cost	13	18	25	18
Amortization of actuarial losses	34	—	68	—
Net periodic benefit cost	$741	$140	$1,414	$140

We expect to contribute a total of $2.1 million to the plans in 2017 inclusive of the amounts contributed to the plan during the current period.  As of June 30, 2017, $7.4 million of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

13.     Income taxes

For the three and six months ended June 30, 2017, we recorded income tax expense of approximately $3.1 million and an income tax benefit of $7.8 million, respectively, compared to income tax expense of approximately $0.8 million and $1.2 million for the three and six months ended June 30, 2016.  The change in tax expense or benefit for the three and six months ended June 30, 2017 and 2016 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.  As a result, our year-to-date recorded effective tax rate may differ significantly from our full year effective tax rate.

As of June 30, 2017, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

Our liability for unrecognized tax benefits (including penalties and interest) increased by approximately $1.6 million during the six months ended June 30, 2017, of which only $0.4 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic Net Income (Loss) Per Share
Basic net income (loss)	$(12,484)	$34,425	$(199,567)	$58,472
Weighted average common shares outstanding	205,141	187,682	200,200	187,433

Basic net income (loss) per share	$(0.06)	$0.18	$(1.00)	$0.31

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(12,484)	$34,425	$(199,567)	$58,472
Weighted average common shares outstanding	205,141	187,682	200,200	187,433

Dilutive stock options and RSUs	—	5,333	—	5,387

Weighted average shares used to compute diluted net income (loss) per share	205,141	193,015	200,200	192,820

Diluted net income (loss) per share	$(0.06)	$0.18	$(1.00)	$0.30

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Outstanding stock options and awards	12,085,346	2,790,121	12,085,346	2,744,246
Common shares issuable upon conversion of the 2018 Notes	149,603	7,245,244	149,603	7,245,244
Common shares issuable upon conversion of the 2020 Notes	368,939	7,241,284	368,939	7,241,284
Total potential common shares excluded from diluted net loss per share computation	12,603,888	17,276,649	12,603,888	17,230,774

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

16.    Subsequent Events

In July 2017, Japan’s Ministry of Health, Labor and Welfare granted marketing approval for baricitinib for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies and we will record a $15.0 million regulatory milestone payment in the third quarter of 2017.

In July 2017, we and Lilly announced that a resubmission to the FDA for the NDA for baricitinib will be delayed for a period anticipated to be a minimum of 18 months. The companies will be further discussing the path forward with the agency and evaluating options for resubmission, including the potential for an additional clinical study, as requested by the FDA.  The companies continue to disagree with the FDA’s conclusions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	the expected impact of recent accounting pronouncements;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;
•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses;
•	our patent prosecution and maintenance efforts; and
•	our indebtedness, and debt service obligations.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI and ICLUSIG;
•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

•	our ability to establish and maintain effective sales, marketing and distribution capabilities;

•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

•	our ability to maintain regulatory approvals to market our products;

•	our ability to achieve a significant market share in order to achieve or maintain profitability;

•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;

•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;
•	risks relating to our reliance on third party manufacturers, collaborators, and clinical research organizations;
•	risks relating to the development of new products and their use by us and our current and potential collaborators;
•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	the satisfaction of conditions to closing for land purchase agreements;
•	our ability to in‑license drug candidates or other technology;
•	our ability to integrate successfully acquired businesses, development programs or technology;
•	our substantial leverage;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
•	our history of operating losses; and

•	the risks set forth under “Risk Factors.”

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our European clinical development operations from our offices in Geneva, Switzerland, Lausanne, Switzerland, and our South-East Asian clinical development operations from our offices in Tokyo, Japan.

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

In 2003, we initiated a research and development program to explore the inhibition of enzymes called janus associated kinases (JAK). The JAK family is composed of four tyrosine kinases—JAK1, JAK2, JAK3 and Tyk2—that are involved in the signaling of a number of cytokines and growth factors. JAKs are central to a number of biologic processes, including the formation and development of blood cells and the regulation of immune functions. Dysregulation of the JAK‑STAT signaling pathway has been associated with a number of diseases, including myeloproliferative neoplasms, other hematological malignancies, rheumatoid arthritis and other chronic inflammatory diseases. Myeloproliferative neoplasms are a closely related group of blood diseases in which blood cells, specifically platelets, white blood cells, and red blood cells, grow or act abnormally. These diseases include myelofibrosis (MF), polycythemia vera (PV) and essential thrombocythemia (ET).

We have discovered multiple potent, selective and orally bioavailable JAK inhibitors that are selective for JAK1 or JAK1 and JAK2. JAKAFI is the most advanced compound in our JAK program. It is an oral JAK1 and JAK2 inhibitor.

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA‑approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF and PV. The FDA has granted JAKAFI orphan drug status for MF, PV, ET, acute lymphoblastic leukemia (ALL) and graft-versus-host-disease (GVHD).

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

In August 2017, we announced that JAKAFI had been included as a recommended treatment in the latest NCCN Guidelines for patients with polycythemia vera who have had an inadequate response to first-line therapies, such as hydroxyurea.

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

Targeted Therapies

Following positive proof-of-concept data, we have opened a pivotal program investigating ruxolitinib for the treatment of patients with essential thrombocythemia. ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal program will enroll ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first-line treatment of these patients.

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we have initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD was initiated in December 2016. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both now underway.  In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

A proof-of-concept trial of itacitinib, a selective JAK1 inhibitor, is ongoing for the treatment of patients with acute GVHD. Based on preliminary data from this trial, a pivotal program investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD was initiated in July 2017. The FDA has granted itacitinib orphan drug status for GVHD.

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

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We have initiated the CITADEL clinical program to evaluate INCB50465 in patients with lymphoma, and the Phase II CITADEL-202 trial in patients with diffuse large b-cell lymphoma (DLBCL) is ongoing.  Additional CITADEL studies are planned in other non-Hodgkin lymphomas.

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

BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. We have two BRD inhibitors, INCB54329 and INCB57643, in open-label dose-escalation trials in patients with advanced malignancies. The evaluation of these two compounds has enabled an assessment of relative pharmacodynamics and, based on these emerging data, we have now decided to focus our development activities on INCB57643.

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

INCB62079 is a selective, irreversible inhibitor of FGFR4 that has exhibited 250 times greater selectivity for FGFR4 than other FGFR isoforms in preclinical studies. Preclinical data has also demonstrated the compound’s selective activity against cancer cell lines with FGF19-FGFR4 pathway activation, and dose-dependent activity in murine models of FGF19-driven hepatocellular carcinoma. A Phase I/II dose escalation trial in patients with advanced hepatocellular carcinoma and other malignancies is now underway.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1); Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Pivotal Phase II (RESET-272) open for enrollment
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	Non-small cell lung cancer	Phase I/II in combination with osimertinib (EGFR)
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	DLBCL	Phase II (CITADEL-202)
INCB54828 (FGFR1/2/3)	Bladder cancer, cholangiocarcinoma, 8p11 MPNs	Phase II (FIGHT-201, FIGHT-202, FIGHT-203)
INCB57643 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation
INCB62079 (FGFR4)	Hepatocellular carcinoma	Phase I/II dose-escalation

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

Epacadostat is a novel, potent and selective inhibitor of the enzyme IDO1, and the ECHO clinical development program will investigate the development of epacadostat in combination with other therapeutic agents, including checkpoint inhibitors, vaccines, epigenetic therapies, and chemotherapies. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca/MedImmune and Roche/Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents, pembrolizumab, nivolumab, durvalumab and atezolizumab, respectively, in Phase I/II trials. We have global development and commercialization rights to epacadostat for all indications.

In October 2015, we and Merck announced an expansion of the companies’ ongoing clinical trial collaboration to include ECHO-301, a Phase III study evaluating the combination of epacadostat with pembrolizumab as a first-line treatment for patients with advanced or metastatic melanoma. In July 2017, the FDA granted Fast Track designation to the

ECHO-301 trial to demonstrate a statistically robust and clinically meaningful improvement in progression free survival and/or overall survival compared to patients treated with pembrolizumab alone.

In March 2017, we and Merck announced details of the companies’ planned expansion of the ongoing clinical trial collaboration to include four additional tumor types, evaluating epacadostat plus pembrolizumab in patients with non-small cell lung (NSCLC), renal, bladder, and head & neck cancers. Initial regulatory feedback on the designs of these Phase III trials in additional tumor types has been received, and these trials are expected to be initiated in 2017. In April 2017, we and Bristol-Myers Squibb announced an expansion of our clinical trial collaboration to include two pivotal programs in NSCLC and head & neck cancer. Phase III trials in these additional tumor types are expected to be initiated in 2017.

In June 2017, we and Roche/Genentech decided to close ECHO-110, the Phase I/II dose escalation trial of epacadostat in combination with atezolizumab, to future enrollment.

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

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. The dose-escalation portion of the proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors has been completed. Enrollment of new subjects into the trial has been suspended in order to perform a thorough assessment of the compound's profile as it has a side-effect profile that is different from that seen with other PD-1 inhibitors. This needs to be further understood before determining whether to reinitiate enrollment or terminate the trial.

We have two co-stimulatory antibodies in clinical development. INCAGN1876 is an anti-GITR agonist antibody and INCAGN1949 is an anti-OX40 agonist antibody.  Both are programs within our antibody discovery alliance with Agenus Inc. GITR and OX40 are costimulatory receptors that are expressed on effector T cells and is important for T cell survival and enhanced cytokine production. Both are also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR and anti-OX40 agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells. Single agent, dose-escalation safety trials of both INCAGN1876 and INCAGN1949 were initiated in 2016, and a dose-escalation trial of INCAGN1876 plus PD-1 or CTLA-4 inhibition has also been initiated.

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

A Phase II trial of topical ruxolitinib in patients with vitiligo, a long term skin condition characterized by patches of the skin losing their pigment, was initiated in June 2017.

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

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, Japan's Ministry of Health, Labor and Welfare (MHLW) granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies.

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In July 2017, we and Lilly announced that a resubmission to the FDA for the NDA for baricitinib will be delayed for a period anticipated to be a minimum of 18 months. The companies will be further discussing the path forward with the agency and evaluating options for resubmission, including the potential for an additional clinical study, as requested by the FDA. The companies continue to disagree with the FDA’s conclusions.

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

Psoriatic Arthritis.  Psoriatic arthritis (PsA) is an inflammatory arthritis that is seen in association with skin psoriasis. It causes joint pain and swelling that can lead to damage of the joint if the inflammation is not controlled.  Baricitinib has been shown to inhibit the JAK-STAT pathway in related conditions such as psoriasis in Phase II trials, and based on its activity profile, baricitinib also has the potential to demonstrate positive clinical outcomes in PsA. Lilly no longer plans to initiate a Phase III program to evaluate the safety and efficacy of baricitinib in patients with PsA during 2017.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe and Japan; CRL issued by FDA
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly no longer expects Phase III to begin in 2017
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis, systemic lupus erythematosus	Phase II
Capmatinib (c-MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation

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

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly.  In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment to Incyte from Lilly.

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

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158 (CB-1158), which is currently in phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. Calithera may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse Calithera for previously incurred development costs.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date. In addition, cost of product revenues include low single digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of June 30, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and six months ended June 30, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $33.8 million and $64.4 million of stock compensation expense for the three and six months ended June 30, 2017, respectively.  We recorded $21.3 million and $42.1 million of stock compensation expense for the three and six months ended June 30, 2016, respectively.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On July 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least September 30, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2017 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  ASC No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings – referred to as the modified retrospective method.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The new standard is effective for public business entities for annual periods beginning after December 15, 2017 (i.e. 2018 for a calendar-year entity).  The guidance will be applied for the annual period beginning January 1, 2018 using a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings.

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

Results of Operations

We recorded net loss of $12.5 million and basic and diluted net loss per share of $0.06, for the three months ended June 30, 2017, as compared to net income of $34.4 million and basic and diluted net income per share of $0.18 in the corresponding period in 2016.  We recorded net loss of $199.6 million and basic and diluted net loss per share of $1.00, for the six months ended June 30, 2017, as compared to net income of $58.5 million and basic net income per share of $0.31 and diluted net income per share of $0.30 in the corresponding period in 2016.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
JAKAFI revenues, net	$276.0	$208.1	$527.1	$391.4
ICLUSIG revenues, net	15.7	4.0	29.4	4.0
Total product revenues, net	$291.7	$212.1	$556.5	$395.4
Product royalty revenues	34.8	26.0	64.0	47.9
Contract revenues	—	8.2	90.0	66.4
Other revenues	—	—	0.1	0.1
Total revenues	$326.5	$246.3	$710.6	$509.8

Our product revenues, net for the three and six months ended June 30, 2017 were $291.7 million and $556.5 million, respectively. Our product revenues, net for the three and six months ended June 30, 2016 were $212.1 million and $395.4 million, respectively. The increase in JAKAFI product revenues for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was comprised of a volume increase of $47.9 million and a price increase of $20.0 million. The increase in JAKAFI product revenues for the six months ended June 30, 2017 as compared to the corresponding period in 2016 was comprised of a volume increase of $97.1 million and a price increase of $38.6 million.  ICLUSIG product revenues commenced in June 2016 following the Acquisition.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2017	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2017	$2,818	$22,412	$199	$1,211	$26,640
Allowances for current period sales	15,353	69,737	2,645	199	87,934
Allowances for prior period sales	(52)	(189)	(10)	(353)	(604)
Credits/payments for current period sales	(13,618)	(49,543)	(2,508)	—	(65,669)
Credits/payments for prior period sales	(787)	(11,956)	(17)	(118)	(12,878)
Balance at June 30, 2017	$3,714	$30,461	$309	$939	$35,423

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our JAKAVI product royalty revenues for the three and six months ended June 30, 2017 were $33.9 million and $62.7 million, respectively.  Our JAKAVI product royalty revenues for the three and six months ended June 30, 2016 were $26.0 million and $47.9 million, respectively. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. Our OLUMIANT product royalty revenues for the three and six months ended June 30, 2017 were $0.9 million and $1.3 million, respectively.

Our contract revenues were $0.0 million and $90.0 million for the three and six months ended June 30, 2017, respectively.  Our contract revenues were $8.2 million and $66.4 million for the three and six months ended June 30, 2016, respectively.  For the three and six months ended June 30, 2017, contract revenues were derived from milestone payments from Lilly and Novartis earned during the period. For the three and six months ended June 30, 2016, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the period. During the six months ended June 30, 2017, under the Lilly agreement, we recognized a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patient by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.  During the six months ended June 30, 2016, under the Novartis agreement, we recognized a $5.0 million payment for the development and commercialization of ruxolitinib in GVHD outside of the United States and under the Lilly agreement, we recognized a $35.0 million regulatory milestone payment for the submission of a new drug application to the U.S. Food and Drug Administration for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis.

Cost of Product Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Product costs	$1.9	$1.6	$3.5	$2.4
Royalty expense	13.0	9.0	20.8	14.2
Amortization of definite-lived intangible assets	5.4	1.8	10.8	1.8
Total cost of product revenues	$20.3	$12.4	$35.1	$18.4

Cost of product revenues includes all JAKAFI related product costs, all ICLUSIG related product costs and low single digit royalties to Novartis on all sales of JAKAFI in the United States. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date.  Subsequent to the acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $20.3 million and $35.1 million for the three and six months ended June 30, 2017, respectively. Cost of product revenues was $12.4 million and $18.4 million for the three and six months ended June 30, 2016, respectively. The increase in cost of product revenues for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States and amortization of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Salary and benefits related	$45.4	$32.6	$90.2	$64.8
Stock compensation	22.9	13.6	44.4	26.6
Clinical research and outside services	113.6	59.6	438.7	159.6
Occupancy and all other costs	19.9	14.5	36.5	26.1
Total research and development expenses	$201.8	$120.3	$609.8	$277.1

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 was primarily due to upfront and milestone expenses related to our collaborative agreements, as well as an overall increase in development costs to advance our clinical pipeline.  Specifically, we recorded charges for the new Calithera and Merus agreements, and the amended Agenus agreement, during the six months ended June 30, 2017.  The total charges recorded for these agreements was $209.1 million during the six months ended June 30, 2017. In addition, research and development expenses for the six months ended June 30, 2017 includes expense related to Incyte Biosciences Luxembourg S.à.r.l. resulting from the Acquisition on June 1, 2016. Research and development expenses for the six months ended June 30, 2017 and 2016 were net of $4.8 million, $9.1 million, $4.4 million and $7.3 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $8.7 million and $18.1 million for the three and six months ended June 30, 2017, respectively.  Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $5.3 million and $10.4 million for the three and six months ended June 30, 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Salary and benefits related	$24.8	$19.1	$49.5	$35.5
Stock compensation	10.9	7.7	20.0	15.5
Other contract services and outside costs	54.4	40.0	107.8	80.4
Total selling, general and administrative expenses	$90.1	$66.8	$177.3	$131.4

Salary and benefits related expense increased from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly, resulting in a change in fair value of $7.1 million and $14.4 million for the three and six months ended June 30, 2017, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2016 was $2.3 million, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration as of June 30, 2017 is primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and six months ended June 30, 2017 was $4.1 million and $5.3 million, respectively. Interest and other income, net, for the three and six months ended June 30, 2016 was and $1.1 million and $2.6 million, respectively.

Interest expense.  Interest expense for the three and six months ended June 30, 2017 was $0.4 million and $6.3 million, respectively, as compared to $9.7 million and $19.8 million, respectively, for the same periods in 2016. The decrease in interest expense during the three and six months ended June 30, 2017 relates to the conversion of senior notes during the period.  Included in interest expense for the three and six months ended June 30, 2017 was $0.4 million and $5.5 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and six months ended June 30, 2016 was $7.8 million and $15.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized gain (loss) on long term investments. Unrealized gains (losses) on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners.    With respect to our long term investment in Agenus, the unrealized gain on investment for the three months ended June 30, 2017 was $4.4 million and the unrealized loss for the six months ended June 30, 2017 was $3.3 million as compared to the unrealized loss of $0.9 million and $3.8 million, respectively, for the same periods in 2016.  The unrealized loss on our long term investment in Merus for the three and six months ended June 30, 2017 was $23.9 million and $22.0 million, respectively.

Expense related to senior note conversions. Expense related to senior note conversions for the three and six months ended June 30, 2017 was $0.8 million and $54.9 million, respectively, on the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of June 30, 2017. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2017, we had available cash, cash equivalents and marketable securities of $608.6 million. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used by operating activities was $56.8 million for the six months ended June 30, 2017, compared to $115.1 million provided by operating activities for the six months ended June 30, 2016.  The $171.9 million decrease in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017 and changes in working capital during the 2017 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $176.1 million for the six months ended June 30, 2017, which represented purchases of marketable securities of $115.3 million, capital expenditures of $51.5 million and purchases of long term investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $114.5 million.  Net cash used in investing activities was $186.5 million for the six months ended June 30, 2016, which represented purchases of marketable securities of $17.8 million, capital expenditures of $87.8 million and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for net cash of $144.8 million, offset in part by the sale and maturity of marketable securities of $63.9 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $32.4 million and $37.6 million for the six months ended June 30, 2017 and 2016, respectively, primarily representing proceeds from the issuance of common stock under our stock plans and employee stock purchase plan, offset in part by cash paid in connection with senior note conversions.

The following summarizes our significant contractual obligations as of June 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$—	$7.7	$19.1	$—
Interest on convertible senior debt	0.2	0.1	0.1	—	—
Non-cancelable lease obligations	30.4	12.3	14.0	2.3	1.8
Total contractual obligations	$57.4	$12.4	$21.8	$21.4	$1.8

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD, Calithera, Hengrui, Lilly and Merus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements, we expect that additional funding can be obtained primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of June 30, 2017, marketable securities were $156.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2017, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the six months ended June 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

If we or our collaborators are unable to obtain regulatory approval for our drug candidates in the United States and foreign jurisdictions, we or our collaborators will not be permitted to commercialize products resulting from our research.

In order to commercialize drug products in the United States, drug candidates will have to obtain regulatory approval from the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we or our collaborators, as the case may be, must first show that our drug candidates are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us or our collaborators to undertake clinical trials of any drug candidates in addition to our compounds currently in clinical trials. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed, and existing clinical trials with our drug candidates may be stopped, due to many potential factors, including:

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required and could in the future require that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application (NDA) of OLUMIANT (baricitinib) as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In July 2017, we and Lilly announced that a resubmission to the FDA for the NDA for baricitinib will be delayed for a period anticipated to be a minimum of 18 months and that the FDA had requested an additional clinical study.

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

Outside the United States, our and our collaborators’ ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with the FDA approval process described above and may also include additional risks. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require us to perform additional testing and expend additional resources. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

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

The continuing efforts of legislatures, health agencies and third‑party payors to contain or reduce the costs of health care, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.  The same risks apply to our compounds developed and marketed by our collaborators, and our future potential milestone and royalty revenues could be affected in a similar manner.

We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our c‑MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized will depend primarily on the development and commercialization efforts of others. While OLUMIANT (baricitinib) was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, if the New Drug Application for baricitinib for the treatment of moderate-to-severe rheumatoid arthritis does not receive FDA approval, we will not receive future milestone payments or royalties related to that indication in the United States under our agreement with Lilly.  In addition, even if baricitinib is approved by the FDA in this indication, delays in any such approval, or any label modifications or restrictions in connection with any approval by the FDA, European or other regulatory authorities, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib.

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

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, are unable to obtain regulatory approval of our drug candidates, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. Our collaborations with respect to epacadostat involve the study of our collaborators’ drugs used in combination with epacadostat on a number of indications or tumor types, many of which are the same across multiple collaborations. We cannot assure you that potential conflicts will not arise or be alleged among these collaborations. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

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

Our activities, and the activities of our collaborators, partners and third‑party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off‑label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti‑bribery or anti‑corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by health care payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third‑party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of June 30, 2017. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses for the year ending December 31, 2017 and in future periods as well.

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

If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our drug candidates. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders and may provide for rights, preferences or privileges senior to those of our holders of common stock, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

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

We derived substantially all of our revenues for the three and six months ended June 30, 2017 from JAKAFI and ICLUSIG product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others.  Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our operations and collaborations, and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

INCYTE CORPORATION

Dated: August 1, 2017	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2017	By:	/s/ DAVID W. GRYSKA
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