Form 10-Q
period 2017-09-30
INCYTE CORP
filed 2017-10-31
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 211,037,309 as of October 25, 2017.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2017	2016*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,128,046	$652,343
Marketable securities—available-for-sale	153,343	156,203
Accounts receivable	198,345	148,758
Inventory	3,261	4,106
Prepaid expenses and other current assets	58,327	32,768
Total current assets	1,541,322	994,178

Restricted cash and investments	926	886
Long term investments	169,020	31,987
Inventory	11,297	15,193
Property and equipment, net	246,825	167,679
Other intangible assets, net	242,285	258,437
In-process research and development	—	12,000
Goodwill	155,593	155,593
Other assets, net	7,033	2,644
Total assets	$2,374,301	$1,638,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,933	$75,599
Accrued compensation	61,274	50,904
Interest payable	100	762
Accrued and other current liabilities	164,298	126,697
Acquisition-related contingent consideration	24,330	19,539
Total current liabilities	319,935	273,501

Convertible senior notes	23,711	651,481
Acquisition-related contingent consideration	259,670	281,461
Other liabilities	13,235	12,687
Total liabilities	616,551	1,219,130

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 211,019,366 and 188,848,752 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	211	189
Additional paid-in capital	3,585,403	2,096,929
Accumulated other comprehensive income (loss)	12,512	(2,886)
Accumulated deficit	(1,840,376)	(1,674,765)
Total stockholders’ equity	1,757,750	419,467
Total liabilities and stockholders’ equity	$2,374,301	$1,638,597

*   The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$322,029	$236,623	$878,503	$632,006
Product royalty revenues	44,487	29,626	108,477	77,486
Contract revenues	15,000	3,214	105,000	69,643
Other revenues	18	6	80	86

Total revenues	381,534	269,469	1,092,060	779,221

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	22,036	20,205	57,120	38,577
Research and development	269,612	143,184	879,423	420,276
Selling, general and administrative	91,271	75,776	268,577	207,166
Change in fair value of acquisition-related contingent consideration	(16,343)	8,012	(1,914)	10,283

Total costs and expenses	366,576	247,177	1,203,206	676,302

Income (loss) from operations	14,958	22,292	(111,146)	102,919
Interest and other income, net	5,555	1,188	10,884	3,818
Interest expense	(204)	(9,479)	(6,527)	(29,275)
Unrealized gain (loss) on long term investments	23,045	24,301	(2,343)	20,497
Expense related to senior note conversions	—	—	(54,881)	—

Income (loss) before provision (benefit) for income taxes	43,354	38,302	(164,013)	97,959

Provision (benefit) for income taxes	7,300	1,425	(500)	2,610

Net income (loss)	$36,054	$36,877	$(163,513)	$95,349

Net income (loss) per share:
Basic	$0.17	$0.20	$(0.81)	$0.51
Diluted	$0.17	$0.19	$(0.81)	$0.49

Shares used in computing net income (loss) per share:
Basic	206,796	188,029	202,399	187,632
Diluted	212,610	194,265	202,399	193,754

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$36,054	$36,877	$(163,513)	$95,349

Other comprehensive income:
Foreign currency translation	(3)	(18)	(46)	(15)
Unrealized gain (loss) on marketable securities and long term investment, net of tax	1,501	(254)	15,305	1,036
Reclassification adjustment for realized loss on marketable securities	—	—	—	178
Defined benefit pension obligations, net of tax	46	—	139	—
Other comprehensive income (loss)	1,544	(272)	15,398	1,199

Comprehensive income (loss)	$37,598	$36,605	$(148,115)	$96,548

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(163,513)	$95,349
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	39,319	40,859
In-process research and development impairment	12,000	—
Stock-based compensation	99,287	68,598
Expense related to senior note conversions	54,881	—
Other, net	216	325
Unrealized loss (gain) on long term investments	2,343	(20,497)
Change in fair value of acquisition-related contingent consideration	(1,914)	10,283
Changes in operating assets and liabilities:
Accounts receivable	(49,587)	(6,712)
Prepaid expenses and other assets	(32,051)	(13,323)
Inventory	4,741	4,439
Accounts payable	(5,666)	25,683
Accrued and other liabilities	36,223	15,018
Deferred revenue—collaborative agreements	—	(9,644)
Net cash (used in) provided by operating activities	(3,721)	210,378
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(142,965)
Purchase of long term investments	(123,891)	—
Capital expenditures	(85,770)	(104,405)
Purchases of marketable securities	(131,919)	(26,921)
Sale and maturities of marketable securities	134,604	77,815
Net cash used in investing activities	(206,976)	(196,476)
Cash flows from financing activities:
Restricted investments, net	(40)	13,976
Proceeds from issuance of common stock under stock plans	58,554	32,468
Proceeds from issuance of common stock, net	649,387	—
Cash paid in connection with senior note conversions	(8,934)	—
Direct financing arrangements repayments	—	(445)
Payment of contingent consideration	(12,521)	(1,226)
Net cash provided by financing activities	686,446	44,773
Effect of exchange rates on cash and cash equivalents	(46)	(15)
Net increase in cash and cash equivalents	475,703	58,660
Cash and cash equivalents at beginning of period	652,343	521,439
Cash and cash equivalents at end of period	$1,128,046	$580,099
Supplemental Schedule of Cash Flow Information
Interest paid	$180	$3,892
Income taxes paid	$6,187	$717
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$351,041	$5
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$330,011	$4
Unpaid purchases of property and equipment	$10,774	$6,989

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations, and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements.

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

Accounts Receivable.  As of September 30, 2017 and December 31, 2016, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and on-going evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2017, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value. Due to the discontinuation of the OPTIC-2L study described in Note 3 below, we considered our indefinite-lived IPR&D asset to be impaired and recorded a $12.0 million impairment charge in research and development expense on the condensed consolidated statements of operations during the three and nine months ended September 30, 2017.

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

Product Royalty Revenues

Royalty revenues on commercial sales for ruxolitinib (marketed as JAKAVI® outside the United States) by Novartis Pharmaceutical International Ltd. (“Novartis”) are based on net sales of licensed products in licensed territories as provided by Novartis.  Royalty revenues on commercial sales for baricitinib (marketed as OLUMIANT) by Eli Lilly and Company (“Lilly”) are based on net sales of licensed products in licensed territories as provided by Lilly. We recognize royalty revenues in the period the sales occur.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $34.9 million and $99.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.  We recorded $26.5 million and $68.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.

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

We have not yet completed our final review of the impact of this guidance including the new disclosure requirements, as we are continuing to evaluate the impacts of adoption and the implementation approach to be used.  We plan to adopt the new standard effective January 1, 2018 and are considering adopting using the modified retrospective method. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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

In connection with the closing of the Acquisition, we entered into an Amended and Restated Buy-in License Agreement with ARIAD (the “License Agreement”).  Under the terms of the License Agreement, we were granted an exclusive license to develop and commercialize ICLUSIG in the Territory.  ARIAD is eligible to receive from us tiered royalties ranging between 32% and 50% on net sales of ICLUSIG in the Territory. The royalties are subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD is eligible to receive up to $135.0 million in potential future development and regulatory approval milestone payments for ICLUSIG in new oncology indications in the Territory (the “Milestones”), together with additional milestone payments for non-oncology indications, if approved, in the Territory.  Under our agreement with ARIAD, we have agreed to fund a portion of the ongoing ICLUSIG clinical studies OPTIC and OPTIC-2L, which are being conducted by ARIAD, by paying up to $7.0 million in both 2016 and 2017 (the “Development Costs”).  During the quarter ended September 30, 2017, ARIAD discontinued the OPTIC-2L clinical study.

The terms of the License Agreement also include a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). We concluded the Buy-Back Provision was not a derivative as it did not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also considered the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any fair value assigned to this provision was de minimis. Takeda Pharmaceutical Company Limited acquired ARIAD in February 2017 but did not exercise the Buy-Back Provision, and the Buy-Back Provision lapsed.

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

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that was under development and was therefore contingent on future clinical results and European Medicines Agency (“EMA”) approval. The probability of technical success (“PTS”) of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us, ARIAD, or another market participant, to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology indication was determined to be nil.  The present value of the contingent consideration was $293.0 million as of the Acquisition date.

Assets Acquired and Liabilities Assumed

The Acquisition has been accounted for as a business combination under the acquisition method of accounting.  The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date.

Acquisition
(in thousands)	Fair Values
Current assets	$21,363
Property and equipment	850
Restricted cash	432
Intangible assets(a)	283,000
Total identifiable assets	305,645
Current liabilities	(15,538)
Other long term liabilities	(5,226)
Total liabilities assumed	(20,764)
Goodwill(b)	155,593
Total fair value of consideration transferred	$440,474

(a)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income approach to estimate the preliminary fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which related to the potential approval of ICLUSIG as a second line treatment and, as described in Note 8 below, has subsequently been written off) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method. Amortization expense of the licensed intellectual property is recorded in cost of product revenues on the condensed consolidated statement of operations.  The IPR&D was considered an indefinite-lived intangible until the completion or abandonment of the related  research and development activities.

(b)Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The Goodwill is related to the existing platform, infrastructure, and workforce which is expected to generate synergies and further our strategic plan in Europe.  Goodwill is not amortized and none of the goodwill is expected to be deductible for tax purposes.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the three and nine months ended September 30, 2016, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2016	2016
Pro forma revenues	$269,469	$821,743
Pro forma net income	$36,877	$91,248

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

At September 30, 2017 and December 31, 2016, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using the unadjusted closing stock price on The NASDAQ Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. During the three months ended September 30, 2017, we transferred a long term investment with a carrying value of $78.3 million from Level 2 to Level 1 due to the lapse of the marketability restrictions. The investment is now valued using the unadjusted closing stock price on The NASDAQ Stock Market.  There were no transfers out of Level 1 to Level 2 during the period.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
Cash and cash equivalents	$1,128,046	$—	$—	$1,128,046
Debt securities (corporate and government)	—	153,343	—	153,343
Long term investments (Note 9)	169,020	—	—	169,020
Total assets	$1,297,066	$153,343	$—	$1,450,409

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
Contingent consideration (Note 3)	$—	$—	$284,000	$284,000
Total liabilities	$—	$—	$284,000	$284,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2017	$301,000
Contingent consideration earned during the period but not yet paid	(5,657)
Payments made during the period	(9,429)
Change in fair value of contingent consideration	(1,914)
Balance at September 30, 2017	$284,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that was under development until discontinued in the third quarter of 2017.  The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2017 is due to the passage of time and a benefit of $24.0 million recorded during the third quarter related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

We make payments to ARIAD quarterly based on the royalties or any additional milestone payments earned in the previous quarter.  During the three months ended September 30, 2017, contingent consideration earned but not yet paid was $5.7 million and we paid ARIAD $5.1 million for royalties earned in the second quarter of 2017 that were included in accrued and other current liabilities at June 30, 2017.

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

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Contingent consideration (Note 3)	$—	$—	$301,000	$301,000
Total liabilities	$—	$—	$301,000	$301,000

The following is a summary of our marketable security portfolio as of September 30, 2017 and December 31, 2016, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2017
Debt securities (corporate and government)	$153,650	$—	$(307)	$153,343

December 31, 2016
Debt securities (corporate and government)	$156,330	$—	$(127)	$156,203

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Contract Revenues for the		Contract Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration Partner A	—%	—%	24%	7%
Collaboration Partner B	100%	100%	76%	93%

Collaboration Partner A and Collaboration Partner B comprised in the aggregate 23% and 23% of the accounts receivable balance as of September 30, 2017 and December 31, 2016, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	24%	25%	25%	26%
Customer B	16%	19%	16%	18%
Customer C	14%	13%	13%	13%
Customer D	8%	8%	8%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised in the aggregate 44% and 41% of the accounts receivable balance as of September 30, 2017 and December 31, 2016, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$109	$109
Work-in-process	11,188	15,084
Finished goods	3,261	4,106
	14,558	19,299
Inventories-current	3,261	4,106
Inventories-non-current	$11,297	$15,193

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, resulted in a higher cost of ICLUSIG revenues over a one year period from the acquisition date. At September 30, 2017, $3.3 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2017, $11.3 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Office equipment	$10,554	$9,243
Laboratory equipment	44,299	37,203
Computer equipment	47,522	38,184
Land	5,350	4,125
Building and leasehold improvements	208,171	130,734
	315,896	219,489
Less accumulated depreciation and amortization	(69,071)	(51,810)
Property and equipment, net	$246,825	$167,679

In September 2016, we entered into two agreements to purchase two buildings at 1701 Augustine Cut-off in Wilmington, Delaware.  The purchase closed in March 2017 for a total purchase price of approximately $8.1 million, consisting of $1.2 million of land and $6.9 million of buildings and leasehold improvements, which we estimated using the assistance of a third party valuation specialist.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets as of September 30, 2017 were as follows (in thousands, except for useful life):

	Weighted-	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$28,715	$242,285
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	—	—	—
		$271,000	$28,715	$242,285

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 3.  During the three months ended September 30, 2017, we wrote-off the acquired IPR&D asset of $12.0 million due to the discontinuation of the OPTIC-2L study. The write-off of the IPR&D asset was recorded in research and development expense on the condensed consolidated statements of operations.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$5,384	$21,536	$21,536	$21,536	$21,536	$150,757

Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2017.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones and $215.0 million for the achievement of regulatory milestones and $20.0 million for the achievement of sales milestones through September 30, 2017.

During the nine months ended September 30, 2017, under this agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2017, such royalties payable to Novartis on net sales within the United States totaled $14.9 million and $35.7 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, such royalties payable to Novartis on net sales within the United States totaled $11.0 million and $25.1 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally.  Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At September 30, 2017 and December 31, 2016, $1.0 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2017 were net of $0.4 million and $1.9 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2016 were net of $0.3 million and $0.7 million, respectively, of costs reimbursed by Novartis.

Contract revenue under the Novartis agreement was $0.0 million and $25.0 million for the three and nine months ended September 30, 2017, respectively.  Contract revenue under the Novartis agreement was $0.0 million and $5.0 million for the three and nine months ended September 30, 2016.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $41.3 million and $104.0 million for the three and nine months ended September 30, 2017, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States was $29.6 million and $77.5 million for the three and nine months ended September 30, 2016, respectively.  At September 30, 2017 and December 31, 2016, $41.3 million and $33.3 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received in the aggregate $99.0 million for the achievement of development milestones and $135.0 million for the achievement of regulatory milestones through September 30, 2017.

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In August 2017, we and Lilly announced that a resubmission of the NDA for baricitinib is now expected before the end of January 2018.  The resubmission package will include new safety and efficacy data. The companies anticipate the FDA will classify the application as a Class II resubmission, which would start a new six-month review cycle.

During the nine months ended September 30, 2017, under this agreement, we recognized a $15.0 million regulatory milestone payment for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $9.1 million and $27.2 million for the three and nine months ended September 30, 2017, respectively.  Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.6 million and $21.0 million for the three and nine months ended September 30, 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (1) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (2) the expiration of regulatory exclusivity for the licensed product in such country and (3) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Contract revenue under the Lilly agreement was $15.0 million and $80.0 million for the three and nine months ended September 30, 2017, respectively.  Contract revenue under the Lilly agreement was $3.2 million and $64.6 million for the three and nine months ended September 30, 2016, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT was $3.2 million and $4.5 million for the three and nine months ended September 30, 2017, respectively.  At September 30, 2017, $3.2 million of product royalties were included in accounts receivable on the condensed consolidated balance sheet.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the nine months ended September 30, 2016, the $35.0 million upfront payment was recorded in research and development expense on the condensed consolidated statements of operations.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the condensed consolidated statement of operations during the nine months ended September 30, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The NASDAQ Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a total fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the condensed consolidated statement of operations during the nine months ended September 30, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 18% of the outstanding shares of Agenus Inc. common stock as of September 30, 2017. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2017, we recorded an unrealized gain of $10.2 million and $6.8 million, respectively, based on the change in fair value of our investment in Agenus common stock during these periods.  For the three and nine months ended September 30, 2016, we recorded an unrealized gain of $24.3 million and $20.5 million, respectively, based on the change in fair value of our investment in Agenus common stock during these periods.  The fair market value of our long term investment in Agenus was $78.3 million at September 30, 2017 and $32.0 million at December 31, 2016.  For the three and six months ended June 30, 2017, Agenus Inc. reported total revenues of $4.2 million and $31.2 million, respectively, and a net loss of $31.7 million and $48.8 million, respectively, within its consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2017 also included $29.7 million and $48.6 million, respectively, of additional development costs incurred pursuant to the Agenus agreement.  Research and development expenses for the three and nine months ended September 30, 2016 also included $3.9 million and $12.0 million, respectively, of additional development costs incurred pursuant to the Agenus agreement.  At September 30, 2017 and December 31, 2016, a total of $3.5 million and $11.4 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

Research and development expenses for the three and nine months ended September 30, 2017 included $0.4 million and $2.0 million, respectively, of development costs incurred pursuant to the Hengrui agreement. Research and development expenses for the three and nine months ended September 30, 2016 included $3.3 million and $5.5 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The NASDAQ Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and are subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a total fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the condensed consolidated balance sheets and $7.2 million was allocated to research and development expense on the condensed consolidated statement of operations during the nine months ended September 30, 2017.  The fair market value of our total long term investment in Merus was $63.6 million as of September 30, 2017.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of September 30, 2017, we owned approximately 17% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended September 30, 2017, we recorded an unrealized gain of $12.9 million and for the nine months ended September 30, 2017 we recorded an unrealized loss of $9.2 million, based on the change in fair value of Merus’ common stock during these periods.

Research and development expenses for the three and nine months ended September 30, 2017 included $1.7 million and $4.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At September 30, 2017, a total of $1.8 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The NASDAQ Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there are no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the condensed consolidated balance sheets and $41.4 million was allocated to research and development expense on the condensed consolidated statement of operations during the nine months ended September 30, 2017. The fair market value of our long term investment in Calithera is $27.1 million as of September 30, 2017.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2017, we owned approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera.  As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore,  we are accounting for our shares held in Calithera as an available-for-sale investment, whereby the investment is marked to market each period with unrealized gains and losses recorded in accumulated other comprehensive income (loss).  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying balance sheet.

For the three and nine months ended September 30, 2017, we recorded an unrealized gain of $1.5 million and $15.5 million, respectively, within other comprehensive income based on the change in fair value of Calithera’s common stock during these periods.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which is recorded in research and development expense on our condensed consolidated statement of operations during the nine months ended September 30, 2017. Research and development expenses for the three and nine months ended September 30, 2017 also included $2.3 million and $5.9 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At September 30, 2017, a total of $2.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheet.

10.     Stock compensation

We recorded $34.9 million and $99.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. We recorded $26.5 million and $68.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $23.4 million, $67.8 million, $16.2 million and $42.8 million for the three and nine months ended September 30, 2017 and 2016, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $11.5 million, $31.5 million, $10.3 million and $25.8 million for the three and nine months ended September 30, 2017 and 2016, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Average risk-free interest rates	1.81%	1.05%	1.79%	1.31%	1.47%	0.77%	1.37%	0.77%
Average expected life (in years)	4.99	4.96	5.24	4.99	0.50	0.50	0.50	0.50
Volatility	48%	50%	49%	50%	39%	38%	41%	48%
Weighted-average fair value (in dollars)	55.80	36.66	53.81	39.29	20.46	18.33	19.89	18.94

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2016	6,327,138	11,504,572	$48.40
Options granted	(2,437,233)	2,437,233	$120.15
Options exercised	—	(2,546,517)	$30.68
Options cancelled	116,586	(116,586)	$96.30
Balance at September 30, 2017	4,006,491	11,278,702	$67.41

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2016	1,146,152	1,246,570	$82.05
RSUs granted	(396,331)	396,331	$126.45
RSUs cancelled	41,376	(41,376)	$89.68
RSUs released	—	(382,133)	$127.72
PSUs released	—	(43,376)	$122.29
Balance at September 30, 2017	791,197	1,176,016	$100.86

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of September 30, 2017, a cumulative total of 200,000 RSUs granted to Mr. Hoppenot had vested and were released, leaving 200,000 RSUs outstanding.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2017, was $110.4 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2017, was $65.0 million, which is expected to be recognized over the weighted average period of approximately 1.6 years.  There were no unvested PSUs as of September 30, 2017.

The following table summarizes our share activity:

Shares Issued
and Outstanding
Balance at December 31, 2016	188,848,752
Exercise of stock options and issuance under ESPP	2,643,324
Settlement of employee restricted stock units and performance shares	285,958
Conversion of convertible senior notes	14,296,332
Public issuance of common stock	4,945,000
Balance at September 30, 2017	211,019,366

11.     Common stock offering

On September 7, 2017, we completed a public offering of 4,945,000 shares of our authorized but unissued common stock pursuant to an effective shelf registration statement.  The underwriter had an option for a period of 30 days to purchase a maximum of 741,750 additional shares of our common stock, which expired unexercised.  We sold the shares of common stock to the underwriter at a price of $131.46 per share, resulting in net proceeds, after deducting expenses related to the offering, of approximately $649.4 million.

12.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2017	Maturities	2017	2016
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,303	$340,916
1.25% Convertible Senior Notes due 2020	1.25%	2020	16,408	310,565
			23,711	651,481
Less current portion			—	—
			$23,711	$651,481

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,303	$17,467	$340,916	$749,988
1.25% Convertible Senior Notes due 2020	16,408	43,534	310,565	761,300
	$23,711	$61,001	$651,481	$1,511,288

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

On October 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended

September 30, 2017 as described in (1) above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes during this period in shares of our common stock and, therefore, the 2018 Notes and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at September 30, 2017.

During the nine months ended September 30, 2017, we entered into separately negotiated agreements with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange a total of $367.2 million in aggregate principal amount of the 2018 Notes for the shares of our common stock into which the 2018 Notes were originally convertible, aggregating 7.1 million shares, an additional 0.1 million of premium shares (equivalent to $12.6 million in value) and $2.0 million in cash. Similarly we entered into separately negotiated agreements with certain holders of the 2020 Notes pursuant to which such holders agreed to exchange a total of $355.6 million in aggregate principal amount of the 2020 Notes for the shares of our common stock into which the 2020 Notes were originally convertible, aggregating 6.9 million shares, an additional 0.2 million of premium shares (equivalent to $26.8 million in value) and $7.0 million in cash. Included in the agreements were those with entities affiliated with Julian C. Baker, one of our directors, which agreed to exchange $259.0 million in aggregate principal amount of the 2018 Notes and $274.5 million in aggregate principal amount of the 2020 Notes for an aggregate of 10.6 million shares.

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

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $48.4 million and is also included within expense related to senior note conversions on the condensed consolidated statement of operations during the nine months ended September 30, 2017.

13.     Defined benefit pension obligation

In connection with the Acquisition, we assumed a defined benefit pension plan for the former ARIAD employees.  In addition, we established another defined benefit pension plan for other Incyte employees in Europe. The pension plans provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$760	$365	$2,056	$503
Interest cost	57	29	155	39
Expected return on plan assets	(43)	(23)	(116)	(31)
Amortization of prior service cost	12	—	37	—
Amortization of actuarial losses	34	—	102	—
Net periodic benefit cost	$820	$371	$2,234	$511

We expect to contribute a total of $2.1 million to the plans in 2017 inclusive of the amounts contributed to the plan during the current period.  As of September 30, 2017 and December 31, 2016, $7.3 million and $7.1 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three and nine months ended September 30, 2017, we recorded income tax expense of approximately $7.3 million and an income tax benefit of $0.5 million, respectively, compared to income tax expense of approximately $1.4 million and $2.6 million for the three and nine months ended September 30, 2016.  The change in tax expense or benefit for the three and nine months ended September 30, 2017 and 2016 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.  As a result, our year-to-date recorded effective tax rate may differ significantly from our full year effective tax rate.

As of September 30, 2017, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets.  This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

Our liability for unrecognized tax benefits (including penalties and interest) increased by approximately $3.6 million during the nine months ended September 30, 2017, of which only $0.6 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations.

In October 2017, we secured an incentive tax holiday in Switzerland that exempts us from certain Swiss income taxes for a period of 10 years.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic Net Income (Loss) Per Share
Basic net income (loss)	$36,054	$36,877	$(163,513)	$95,349
Weighted average common shares outstanding	206,796	188,029	202,399	187,632

Basic net income (loss) per share	$0.17	$0.20	$(0.81)	$0.51

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$36,054	$36,877	$(163,513)	$95,349
Weighted average common shares outstanding	206,796	188,029	202,399	187,632

Dilutive stock options and RSUs	5,814	6,236	—	6,122

Weighted average shares used to compute diluted net income (loss) per share	212,610	194,265	202,399	193,754

Diluted net income (loss) per share	$0.17	$0.19	$(0.81)	$0.49

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Outstanding stock options and awards	2,399,468	3,119,097	12,654,718	2,947,152
Common shares issuable upon conversion of the 2018 Notes	149,527	7,245,206	149,527	7,245,206
Common shares issuable upon conversion of the 2020 Notes	368,939	7,241,284	368,939	7,241,284
Total potential common shares excluded from diluted net loss per share computation	2,917,934	17,605,587	13,173,184	17,433,642

16.    Contingencies

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

17.    Subsequent Events

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement (the “Agreement”) with MacroGenics, Inc. (“MacroGenics”).  Under the terms of the Agreement, we received exclusive development and commercialization rights worldwide to MGA012, an investigational monoclonal antibody that inhibits programmed cell death protein 1 (PD‑1). MGA012 is currently in clinical development by MacroGenics.   We have agreed to pay MacroGenics an upfront payment of $150.0 million.  MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercialization milestones as well as tiered royalties ranging from 15% to 24% of global net sales.  The effectiveness of the Agreement is conditioned on the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; provided, that certain provisions, including those relating to indemnification and termination for material breach, became effective upon execution of the Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 previously filed with the SEC.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our European clinical development operations from our offices in Geneva, Switzerland, and Lausanne, Switzerland, and have recently opened our Japanese office in Tokyo.

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

In October 2017, the FDA approved updated labeling for JAKAFI to include the addition of new patient-reported outcome (PRO) data from the COMFORT-I study, as well as updating the warning related to progressive multifocal leukoencephalopathy. An exploratory analysis of PRO data of patients with myelofibrosis receiving JAKAFI showed improvement in fatigue-related symptoms at Week 24. Fatigue response (defined as a reduction of 4.5 points or more from baseline in the PROMIS® Fatigue total score) was reported in 35% of patients treated with JAKAFI versus 14% of the patients treated with placebo.

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

Following positive proof-of-concept data, we have opened a pivotal program investigating ruxolitinib for the treatment of patients with essential thrombocythemia. ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal RESET-272 trial will enroll ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first-line treatment of these patients.

We have a portfolio of wholly-owned selective JAK1 inhibitors, including itacitinib and INCB52793. The clinical program to evaluate itacitinib in solid tumors includes a clinical trial in combination with AstraZeneca/MedImmune’s EGFR inhibitor osimertinib. INCB52793 is in a Phase I/II trial in patients with advanced malignancies.

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We have initiated the CITADEL clinical program to evaluate INCB50465 in non-Hodgkin lymphomas, including patients with diffuse large b-cell lymphoma (DLBCL), follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

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

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1); Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Pivotal Phase II (RESET-272) open for enrollment
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	Non-small cell lung cancer	Phase I/II in combination with osimertinib (EGFR)
INCB52793 (JAK1)	Advanced malignancies	Phase I/II dose-escalation
INCB50465 (PI3Kδ)	Diffuse large b-cell lymphoma, follicular lymphoma, marginal zone lymphoma, mantle cell lymphoma	Phase II (CITADEL-202 initiated; CITADEL-203, CITADEL-204, CITADEL-205 all open for enrollment)
INCB54828 (FGFR1/2/3)	Bladder cancer, cholangiocarcinoma, 8p11 MPNs	Phase II (FIGHT-201, FIGHT-202, FIGHT-203)
INCB57643 (BRD)	Advanced malignancies	Phase I/II dose-escalation
INCB53914 (PIM)	Advanced malignancies	Phase I/II dose-escalation
INCB59872 (LSD1)	Acute myeloid leukemia, small cell lung cancer	Phase I/II dose-escalation
INCB62079 (FGFR4)	Hepatocellular carcinoma	Phase I/II dose-escalation

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

In March 2017, we and Merck announced details of the companies’ planned expansion of the ongoing clinical trial collaboration to include four additional tumor types, evaluating epacadostat plus pembrolizumab in patients with non-small cell lung (NSCLC), renal, bladder, and head & neck cancers. Initial regulatory feedback on the designs of these Phase III trials in additional tumor types has been received, and these trials are expected to be initiated in 2017. In April 2017, we and Bristol-Myers Squibb announced an expansion of our clinical trial collaboration to include two pivotal programs in NSCLC and head & neck cancer. Phase III trials in these additional tumor types are also expected to be initiated in 2017.

In October 2017, we and AstraZeneca announced an expansion of our clinical trial collaboration to include a Phase III trial of epacadostat in combination with AstraZeneca’s PD-L1 inhibitor durvalumab in patients with Stage III NSCLC.

In June 2017, we and Roche/Genentech decided to close ECHO-110, the Phase I/II dose escalation trial of epacadostat in combination with atezolizumab, to future enrollment.

In January 2017, we licensed worldwide rights from Calithera Biosciences, Inc. to develop and commercialize INCB01158, a first-in-class, small molecule arginase inhibitor in hematology and oncology. In preclinical models, arginase inhibition has been shown to enhance anti-tumor immunity both as a single agent and in combination with other immuno-modulatory therapeutics. INCB01158 is currently being studied as a monotherapy and in combination with the anti-PD-1 agent pembrolizumab.

INCSHR1210 is an anti-PD-1 monoclonal antibody that we have licensed under our agreement with Jiangsu Hengrui Medicine Co., Ltd. (Hengrui). Many tumor cells express PD-L1, an immunosuppressive PD-1 ligand. Inhibition of the interaction between PD-1 and PD-L1, known as immune checkpoint blockade, can enhance T-cell responses and mediate preclinical antitumor activity. The dose-escalation portion of the proof-of-concept clinical trial of INCSHR1210 in patients with advanced solid tumors has been completed, revealing a side-effect profile that is different from that seen with other PD-1 inhibitors. Enrollment of new subjects into Part 2 of the Phase I trial was reinitiated in order to confirm the compound’s side effect profile, and enrollment of new subjects has now been halted.

In October 2017, we and MacroGenics announced an exclusive global collaboration and license agreement for MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. Upon closing, we will obtain exclusive worldwide rights for the development and commercialization of MGA012 in all indications. Enrollment in the dose escalation portion of the Phase 1 study of MGA012 has been completed and the molecule is currently being evaluated as monotherapy across four solid tumor types in the dose expansion portion of the study.

We have two co-stimulatory antibodies in clinical development. INCAGN1876 is an anti-GITR agonist antibody and INCAGN1949 is an anti-OX40 agonist antibody.  Both are programs within our antibody discovery alliance with Agenus Inc. GITR and OX40 are costimulatory receptors that are expressed on effector T cells and is important for T cell survival and enhanced cytokine production. Both are also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR and anti-OX40 agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells. Clinical trials of both INCAGN1876 and INCAGN1949 were initiated in 2016, and both agents are being studied as a monotherapy and in combination with other immune checkpoint inhibitors.

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

	Indication	Status Update
Epacadostat (IDO1)	Unresectable or metastatic, advanced melanoma	Phase III (ECHO-301) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	NSCLC, renal, bladder, head & neck cancer	Phase III in combination with pembrolizumab (PD-1) expected to begin in 2017
Epacadostat (IDO1)	NSCLC, head & neck cancer	Phase III in combination with nivolumab (PD-1) expected to begin in 2017
Epacadostat (IDO1)	NSCLC	Phase III in combination with durvalumab (PD-L1) expected to begin in H1 2018
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-202) expansion cohorts in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-204) expansion cohorts in combination with nivolumab (PD-1)
Epacadostat (IDO1)	Multiple tumor types	Phase II (ECHO-203) expansion cohorts in combination with durvalumab (PD-L1)
INCB01158 (ARG)[1]	Solid tumors	Phase I/II
INCSHR1210 (PD-1)[2]	Solid tumors	Phase I/II dose-escalation completed; enrollment halted
INCAGN1876 (GITR)[3]	Solid tumors	Phase I/II
INCAGN1949 (OX40)[3]	Solid tumors	Phase I/II
PD-1 platform study	Solid tumors	Phase I/II, pembrolizumab (PD-1) in combination with itacitinib (JAK1) or INCB50465 (PI3Kδ)
JAK1 platform study	Solid tumors	Phase I/II, itacitinib (JAK1) in combination with epacadostat (IDO1) or INCB50465 (PI3Kδ)

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

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicates that the FDA is unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In August 2017, we and Lilly announced that a resubmission of the NDA for baricitinib is now expected before the end of January 2018.  The resubmission package will include new safety and efficacy data. The companies anticipate the FDA will classify the application as a Class II resubmission, which would start a new six-month review cycle.

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

Psoriatic Arthritis.  Psoriatic arthritis (PsA) is an inflammatory arthritis that is seen in association with skin psoriasis. It causes joint pain and swelling that can lead to damage of the joint if the inflammation is not controlled.  Baricitinib has been shown to inhibit the JAK-STAT pathway in related conditions such as psoriasis in Phase II trials, and based on its activity profile, baricitinib also has the potential to demonstrate positive clinical outcomes in PsA. Lilly expects to initiate a Phase III program to evaluate the safety and efficacy of baricitinib in patients with PsA during 2018.

Atopic Dermatitis. Atopic dermatitis (AtD) is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has conducted a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis. In September 2017, we and Lilly announced that Lilly plans to initiate a Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe and Japan; CRL issued by FDA
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects the Phase III program to start in 2018
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Lilly expects the Phase III program to start in late 2017
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Phase II
Capmatinib (c-MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with c-MET amplification and mutation

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

MacroGenics

In October 2017, we and MacroGenics announced an exclusive global collaboration and license agreement for MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. We have obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications, while MacroGenics retains the right to develop its pipeline assets in combination with MGA012. Upon closing, we will pay MacroGenics an upfront payment of $150.0 million. MacroGenics will also be eligible to receive up to $420.0 million in potential development and regulatory milestones, and up to $330.0 million in potential commercial milestones. If MGA012 is approved and commercialized, MacroGenics would be eligible to receive royalties, tiered from 15 percent to 24 percent, on future sales of MGA012.

We will lead global development of MGA012. MacroGenics retains the right to develop its pipeline assets in combination with MGA012, and we will commercialize MGA012 with MacroGenics commercializing its asset(s), if any such potential combinations are approved. In addition, MacroGenics retains the right to manufacture a portion of both companies’ global clinical and commercial supply needs of MGA012. MacroGenics intends to utilize its commercial-scale GMP facility, which is expected to be fully operational in 2018.

The transaction is expected to close in the fourth quarter of 2017, subject to the early termination or expiration of any applicable waiting periods under the Hart-Scott Rodino Act and customary closing conditions.

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

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue in the period of adjustment.

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

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of September 30, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the three and nine months ended September 30, 2017 and 2016, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $34.9 million and $99.3 million of stock compensation expense for the three and nine months ended September 30, 2017, respectively.  We recorded $26.5 million and $68.6 million of stock compensation expense for the three and nine months ended September 30, 2016, respectively.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On October 1, 2017, the 2018 Notes and 2020 Notes became convertible through at least December 31, 2017, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2017 as described above. Management’s intent is to settle any conversions of 2018 Notes or 2020 Notes in common shares and, therefore, the 2018 and 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of September 30, 2017.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.  Due to the discontinuation of the OPTIC-2L study, we considered our indefinite-lived IPR&D asset to be impaired and recorded $12.0 million of research and development expense on the condensed consolidated statements of operations during the three and nine months ended September 30, 2017.

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

The preliminary fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in our licensed territory for both the approved third line treatment, as well as the second line treatment that until the three months ended September 30, 2017 was under development. The PTS of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us and ARIAD to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology was determined to be nil.

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.  Changes in the fair value of the acquisition-related contingent consideration can result from changes to one or multiple inputs including projected revenues, discount rates and the PTS of the second line indication for ICLUSIG, and a benefit of $24.0 million was recorded during the three and nine months ended September 30, 2017 related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial for the second line indication for ICLUSIG.   These inputs are analyzed on a quarterly basis as changes to the inputs could have a material impact on the amount of acquisition-related contingent consideration recorded during the reporting period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  ASC No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.  An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings – referred to as the modified retrospective method.

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

We have not yet completed our final review of the impact of this guidance including the new disclosure requirements, as we are continuing to evaluate the impacts of adoption and the implementation approach to be used.  We plan to adopt the new standard effective January 1, 2018 and are considering adopting using the modified retrospective method. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions.

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

Results of Operations

We recorded net income of $36.1 million and basic and diluted net income per share of $0.17 for the three months ended September 30, 2017, as compared to net income of $36.9 million and basic net income per share of $0.20 and diluted net income per share of $0.19 in the corresponding period in 2016.  We recorded net loss of $163.5 million and basic and diluted net loss per share of $0.81, for the nine months ended September 30, 2017, as compared to net income of $95.3 million and basic net income per share of $0.51 and diluted net income per share of $0.49 in the corresponding period in 2016.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
JAKAFI revenues, net	$303.9	$223.9	$831.0	$615.3
ICLUSIG revenues, net	18.1	12.7	47.5	16.7
Total product revenues, net	$322.0	$236.6	$878.5	$632.0
Product royalty revenues	44.5	29.6	108.5	77.5
Contract revenues	15.0	3.2	105.0	69.6
Other revenues	—	0.1	0.1	0.1
Total revenues	$381.5	$269.5	$1,092.1	$779.2

Our product revenues, net for the three and nine months ended September 30, 2017 were $322.0 million and $878.5 million, respectively. Our product revenues, net for the three and nine months ended September 30, 2016 were $236.6 million and $632.0 million, respectively. The increase in JAKAFI product revenues for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was comprised of a volume increase of $57.0 million and a price increase of $23.0 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 was comprised of a volume increase of $155.1 million and a price increase of $60.6 million.  ICLUSIG product revenues commenced in June 2016 following the Acquisition.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2017	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2017	$2,818	$22,412	$199	$1,211	$26,640
Allowances for current period sales	23,936	106,331	3,401	668	134,336
Allowances for prior period sales	(59)	(971)	(10)	(353)	(1,393)
Credits/payments for current period sales	(21,759)	(82,363)	(3,225)	(34)	(107,381)
Credits/payments for prior period sales	(800)	(16,964)	(17)	(404)	(18,185)
Balance at September 30, 2017	$4,136	$28,445	$348	$1,088	$34,017

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our JAKAVI product royalty revenues for the three and nine months ended September 30, 2017 were $41.3 million and $104.0 million, respectively.  Our JAKAVI product royalty revenues for the three and nine months ended September 30, 2016 were $29.6 million and $77.5 million, respectively. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. Our OLUMIANT product royalty revenues for the three and nine months ended September 30, 2017 were $3.2 million and $4.5 million, respectively.

Our contract revenues were $15.0 million and $105.0 million for the three and nine months ended September 30, 2017, respectively.  Our contract revenues were $3.2 million and $69.6 million for the three and nine months ended September 30, 2016, respectively.  For the nine months ended September 30, 2017, contract revenues were derived from milestone payments from Lilly and Novartis earned during the period. For the nine months ended September 30, 2016, contract revenues were derived from the straight line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the period. During the nine months ended September 30, 2017, under the Lilly agreement, we recognized a $15.0 million regulatory milestone payment for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patient by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.  During the nine months ended September 30, 2016, under the Novartis agreement, we recognized a $5.0 million payment for the development and commercialization of ruxolitinib in GVHD outside of the United States and under the Lilly agreement, we recognized a $35.0 million regulatory milestone payment for the submission of a new drug application to the U.S. Food and Drug Administration for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis.

Cost of Product Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Product costs	$1.7	$3.8	$5.2	$6.3
Royalty expense	14.9	11.0	35.7	25.1
Amortization of definite-lived intangible assets	5.4	5.4	16.2	7.2
Total cost of product revenues	$22.0	$20.2	$57.1	$38.6

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

Cost of product revenues was $22.0 million and $57.1 million for the three and nine months ended September 30, 2017, respectively. Cost of product revenues was $20.2 million and $38.6 million for the three and nine months ended September 30, 2016, respectively. The increase in cost of product revenues for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States and amortization of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Salary and benefits related	$51.4	$36.7	$141.6	$101.5
Stock compensation	23.4	16.2	67.8	42.8
Clinical research and outside services	173.9	76.1	612.6	235.7
Occupancy and all other costs	20.9	14.2	57.4	40.3
Total research and development expenses	$269.6	$143.2	$879.4	$420.3

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 was primarily due to upfront and milestone expenses related to our collaborative agreements, as well as an overall increase in development costs to advance our clinical pipeline.  Specifically, we recorded charges for the new Calithera and Merus agreements, and the amended Agenus agreement, during the nine months ended September 30, 2017.  The total charges recorded for these agreements was $209.1 million during the nine months ended September 30, 2017. In addition, research and development expenses for the nine months ended September 30, 2017 includes expense related to Incyte Biosciences Luxembourg S.à.r.l. resulting from the Acquisition on June 1, 2016. Research and development expenses for the nine months ended September 30, 2017 and 2016 were net of $3.2 million, $12.3 million, $3.7 million and $11.0 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. In January 2017, we exercised our co-development option in psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We also exercised our co-development options in both atopic dermatitis and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $9.1 million and $27.2 million for the three and nine months ended September 30, 2017, respectively.  Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $10.6 million and $21.0 million for the three and nine months ended September 30, 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-

rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Salary and benefits related	$27.4	$23.2	$76.9	$58.7
Stock compensation	11.5	10.3	31.5	25.8
Other contract services and outside costs	52.4	42.3	160.2	122.7
Total selling, general and administrative expenses	$91.3	$75.8	$268.6	$207.2

Salary and benefits related expense increased from the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2017 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly, resulting in a benefit of $16.3 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2016 was expense of $8.0 million and $10.3 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration for the three and nine months ended September 30, 2017 is due to the passage of time and a benefit of $24.0 million recorded during the third quarter related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

Other income (expense).

Interest and other income, net. Interest and other income, net, for the three and nine months ended September 30, 2017 was $5.6 million and $10.9 million, respectively. Interest and other income, net, for the three and nine months ended September 30, 2016 was and $1.2 million and $3.8 million, respectively.

Interest expense.  Interest expense for the three and nine months ended September 30, 2017 was $0.2 million and $6.5 million, respectively, as compared to $9.5 million and $29.3 million, respectively, for the same periods in 2016. The decrease in interest expense during the three and nine months ended September 30, 2017 relates to the conversion of senior notes during the period.  Included in interest expense for the three and nine months ended September 30, 2017 was $0.3 million and $5.8 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and nine months ended September 30, 2016 was $7.9 million and $23.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized gain (loss) on long term investments. Unrealized gains (losses) on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners.

With respect to our long term investment in Agenus, the unrealized gain on investment for the three and nine months ended September 31, 2017 was $10.2 million and $6.8 million, respectively, as compared to the unrealized gain of $24.3 million and $20.5 million, respectively, for the same periods in 2016.  The unrealized gain on our long term investment in Merus for the three months ended September 30, 2017 was $12.9 million and the unrealized loss for the nine months ended September 30, 2017 was $9.2 million.

Expense related to senior note conversions. Expense related to senior note conversions for the three and nine months ended September 30, 2017 was $0.0 million and $54.9 million, respectively, on the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.8 billion as of September 30, 2017. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2017, we had available cash, cash equivalents and marketable securities of $1.3 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used by operating activities was $3.7 million for the nine months ended September 30, 2017, compared to $210.4 million provided by operating activities for the nine months ended September 30, 2016.  The $214.1 million decrease in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017, expense related to our senior note conversions and changes in working capital during the 2017 period.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $207.0 million for the nine months ended September 30, 2017, which represented purchases of marketable securities of $131.9 million, capital expenditures of $85.8 million and purchases of long term investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $134.6 million.  Net cash used in investing activities was $196.5 million for the nine months ended September 30, 2016, which represented purchases of marketable securities of $26.9 million, capital expenditures of $104.4 million and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l. for net cash of $143.0 million, offset in part by the sale and maturity of marketable securities of $77.8 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $686.4 million and $44.8 million for the nine months ended September 30, 2017 and 2016, respectively, primarily representing proceeds from the issuance of common stock in our September 2017 public offering and, to a lesser extent, proceeds from the issuance of common stock under our stock plans and employee stock purchase plan, offset in part by cash paid to ARIAD for contingent consideration and cash paid in connection with senior note conversions.

The following summarizes our significant contractual obligations as of September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$—	$7.7	$19.1	$—
Interest on convertible senior debt	0.9	0.3	0.5	0.1	—
Non-cancelable lease obligations	28.8	12.4	12.5	2.3	1.6
Total contractual obligations	$56.5	$12.7	$20.7	$21.5	$1.6

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD, Calithera, Hengrui, Lilly, MacroGenics and Merus, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements, we expect that additional funding can be obtained primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase. As of September 30, 2017, marketable securities were $153.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2017, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Due to historical net losses, we had an accumulated deficit of $1.8 billion as of September 30, 2017. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses for the year ending December 31, 2017 and in future periods as well.

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

We derived substantially all of our revenues for the three and nine months ended September 30, 2017 from JAKAFI and ICLUSIG product revenues, JAKAVI product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

INCYTE CORPORATION

Dated: October 31, 2017	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2017	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)