Form 10-K
period 2017-12-31
INCYTE CORP
filed 2018-02-15
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2017) was approximately $21.4 billion.

As of February 8, 2018 there were 211,663,861 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 Annual Meeting of Stockholders to be held on May 1, 2018.

Item 1.  Business

This report contains forward‑looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward‑looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third-party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	the expected impact of recent accounting pronouncements and changes in U.S. tax laws;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;

•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses;
•	our patent prosecution and maintenance efforts; and
•	our indebtedness, and debt service obligations.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI and ICLUSIG;
•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

•	our ability to establish and maintain effective sales, marketing and distribution capabilities;

•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

•	our ability to maintain regulatory approvals to market our products;

•	our ability to achieve a significant market share in order to achieve or maintain profitability;

•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;
•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;
•	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
•	risks relating to the development of new products and their use by us and our current and potential collaborators;

•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	our ability to in‑license drug candidates or other technology;
•	our ability to integrate successfully acquired businesses, development programs or technology;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
•	our history of operating losses; and
•	the risks set forth under “Risk Factors.”

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

Marketed Indications - ICLUSIG (ponatinib)

In June 2016, we acquired the European operations of ARIAD Pharmaceuticals, Inc. (ARIAD) and obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib) in Europe and other select countries. ICLUSIG is a kinase inhibitor. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (CML) and Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL).

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

JAK Inhibition

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we have initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD was initiated in December 2016 and is now fully-recruited. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both now underway.  In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

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

Following positive proof-of-concept data, we initiated a pivotal program investigating ruxolitinib for the treatment of patients with essential thrombocythemia. ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal RESET trial is enrolling ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first-line treatment of these patients.

The clinical program to evaluate itacitinib in solid tumors includes a clinical trial in combination with AstraZeneca/MedImmune’s EGFR inhibitor osimertinib.

IDO1 Inhibition

Epacadostat is a novel, potent and selective inhibitor of the enzyme indoleamine 2, 3‑dioxygenase‑1 (IDO1), which is a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient’s immune surveillance. IDO1 expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, creates an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient’s cancer cells. By inhibiting IDO1, it is proposed that this “brake” on the anti‑tumor immune response is removed, allowing anti‑tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti‑tumor efficacy.

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

In March 2017, we and Merck announced details of the companies’ planned expansion of the ongoing clinical trial collaboration to include Phase III trials in four additional tumor types, evaluating epacadostat plus pembrolizumab in patients with non-small cell lung (NSCLC), renal, bladder, and head & neck cancers. These trials have all been initiated.

In April 2017, we and Bristol-Myers Squibb announced an expansion of our clinical trial collaboration to include two Phase III programs of epacadostat in combination with nivolumab in NSCLC and head & neck cancer. Both of these trials are now open for recruitment.

In October 2017, we and AstraZeneca announced an expansion of our clinical trial collaboration to include a Phase III trial of epacadostat in combination with AstraZeneca’s PD-L1 inhibitor durvalumab in patients with Stage III NSCLC.

PD-1 Antagonism

In October 2017, we and MacroGenics announced an exclusive global collaboration and license agreement for MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of MGA012 in all indications. Enrollment in the dose escalation portion of the Phase 1 study of MGA012 has been completed and the molecule is currently being evaluated as monotherapy across four solid tumor types in the dose expansion portion of the study.

PI3K-delta Inhibition

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

FGFR 1/2/3 Inhibition

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

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1); Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Phase II (RESET)
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	NSCLC	Phase I/II in combination with osimertinib (EGFR)
Epacadostat (IDO1)	Melanoma	Phase III (ECHO-301) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	Renal cancer	Phase III (ECHO-302) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	Bladder cancer	Phase III (ECHO-303 and ECHO-307) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	Head & neck cancer	Phase III (ECHO-304) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	NSCLC	Phase III (ECHO-305 and ECHO-306) in combination with pembrolizumab (PD-1)
Epacadostat (IDO1)	NSCLC	Phase III (ECHO-309) in combination with nivolumab (PD-1)
Epacadostat (IDO1)	Head & neck cancer	Phase III (ECHO-310) in combination with nivolumab (PD-1)
Epacadostat (IDO1)	NSCLC	Phase III in combination with durvalumab (PD-L1) expected to begin in H1 2018
MGA012 (PD-1)[1]	Solid tumors	Phase I dose-escalation completed, monotherapy expansion cohorts ongoing
INCB50465 (PI3Kδ)	DLBCL	Phase II (CITADEL-202)
INCB50465 (PI3Kδ)	Follicular lymphoma	Phase II (CITADEL-203)
INCB50465 (PI3Kδ)	Marginal zone lymphoma	Phase II (CITADEL-204)
INCB50465 (PI3Kδ)	Mantel cell lymphoma	Phase II (CITADEL-205)
INCB54828 (FGFR1/2/3)	Bladder cancer	Phase II (FIGHT-201)
INCB54828 (FGFR1/2/3)	Cholangiocarcinoma	Phase II (FIGHT-202)
INCB54828 (FGFR1/2/3)	8p11 MPN	Phase II (FIGHT-203)

1. MGA012 licensed from MacroGenics.

We also have a number of other earlier-stage clinical programs. We intend to describe these programs more fully once we have obtained clinical proof‑of‑concept and established that the program warrants further development in a specific indication or group of indications.

INCB57643 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer.

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

INCB52793 is a selective JAK1 inhibitor that has exhibited 150 times greater selectivity for JAK1 over JAK2 in preclinical studies. Dysregulation of the JAK-STAT pathway has been implicated in the pathogenesis of leukemia.

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

INCB01158 is a first-in-class, small molecule arginase inhibitor in hematology and oncology licensed from Calithera Biosciences, Inc. In preclinical models, arginase inhibition has been shown to enhance anti-tumor immunity both as a single agent and in combination with other immuno-modulatory therapeutics.

INCAGN1876 is an anti-GITR agonist antibody and INCAGN1949 is an anti-OX40 agonist antibody.  Both are programs within our antibody discovery alliance with Agenus Inc. GITR and OX40 are costimulatory receptors that are expressed on effector T cells and are important for T cell survival and enhanced cytokine production. Both are also expressed on regulatory T cells and can abrogate their suppressive function. Preclinical data demonstrate that anti-GITR and anti-OX40 agonist antibodies inhibit tumor growth by enhancing the levels and function of effector T cells and by decreasing regulatory T cells.

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

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that the FDA was unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In December 2017, Lilly announced that the NDA for baricitinib had been resubmitted and included new safety and efficacy data. The FDA classified the application as a Class II resubmission, which started a new six-month review cycle.

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

Atopic Dermatitis. Atopic dermatitis (AtD) is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has conducted a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis. In December 2017, Lilly announced that a Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD has been initiated.

Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has conducted a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE.

We exercised our co-development options in rheumatoid arthritis, atopic dermatitis, and psoriatic arthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties ranging up to the high twenties on potential future sales. We also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

Capmatinib

Capmatinib is a potent and highly selective MET inhibitor. The investigational compound has demonstrated inhibitory activity in cell-based biochemical and functional assays that measure MET signaling and MET dependent cell proliferation, survival and migration. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back‑up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non‑small cell lung cancer and other solid tumors, and may have potential utility as a combination agent.

MET is a clinically validated receptor kinase cancer target. Abnormal MET activation in cancer correlates with poor prognosis. Dysregulation of the MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients, and causes cancer to spread to other organs. Dysregulation of the MET pathway is seen in many types of cancers, including lung, kidney, liver, stomach, breast and brain.

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe and Japan; CRL issued by FDA
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects the Phase III program to start in 2018
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Phase III
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Phase II
Capmatinib (MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with MET amplification and mutation

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

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single-digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  In March 2017, we recognized a $25.0 million milestone for the first patient first visit in a GVHD study and in December 2017, we recognized a $40.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million.

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In January 2017, we elected to co-develop baricitinib with Lilly in psoriatic arthritis and atopic dermatitis. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly.  In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment to Incyte from Lilly.  In December 2017, we recognized a $30.0 million milestone payment for the first patient treated in the atopic dermatitis Phase III program for baricitinib.

The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Hengrui.  Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds.  In February 2018, Incyte and Hengrui agreed to terminate the collaboration, pursuant to the terms of the License and Collaboration Agreement.

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of MGA012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with MGA012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of MGA012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

The MacroGenics agreement will continue until we are no longer commercializing, developing or manufacturing MGA012 or, if earlier, the termination of the agreement in accordance with its terms.  The agreement may be terminated in its entirety or on a licensed product by licensed product basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We paid Syros $2.5 million in cash for access to proprietary technology and $7.5 million in cash for research and development services. We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration.

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

Incyte’s Commercial Strategy

Our strategy is to develop and commercialize our compounds on our own in selected markets where we believe a company of our size can successfully compete, such as in myelofibrosis, polycythemia vera, and other oncology indications. In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high‑risk myelofibrosis. Since that time, we have focused on increasing utilization of JAKAFI in this patient population. In December 2014, JAKAFI was approved for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. JAKAFI is the only FDA‑approved product to treat these two diseases. We have expanded the marketing, medical, sales and operational infrastructure to support continued commercialization of JAKAFI in its two indications and to prepare for potential future indications of JAKAFI in the United States. We are expanding marketing, medical and operational infrastructure outside of the United States and within the United States to prepare for potential approval of other products.

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

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned or licensed by us that cover aspects of all our drug products and drug candidates. The patents and patent applications relating to our drug products and drug candidates generally include claims directed to the compounds, methods of using the compounds, formulations of the compounds, pharmaceutical salt forms of the compounds, and methods of manufacturing the compounds. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan,

covering our drug products and drug candidates in key programs that show at least proof of concept in their respective clinical development programs:

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
epacadostat (IDO)	Granted and pending (2029)	Granted and pending (2029)
itacitinib (JAK)	Granted and pending (2031)	Granted and pending (2031)
capmatinib (cMET)	Granted and pending (2027)	Granted and pending (2027)
INCB050465 (PI3Kδ)	Granted and pending (2032)	Granted and pending (2032)
INCB054828 (FGFR)	Granted and pending (2033)	Granted and pending (2033)
ponatinib (BCR ABL)		Granted and pending (2026)

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD, Calithera, MacroGenics and Merus we may be required to pay up‑front fees, license fees, milestone payments and royalties on sales of future products.

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

Competition

Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG and our drug candidates.

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

We and our third‑party manufacturers are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, including but not limited to stability testing, record keeping and quality standards as defined by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, FDA and the European Medicines Agency. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities and are subject to manufacturing licenses where applicable. These facilities, whether our own or our contract manufacturers, must be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable Good Manufacturing Practices and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing license, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable Good Manufacturing Practices will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

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

The European Medicines Agency (EMA) implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP)). A positive opinion on the MAA by the CHMP then needs to be endorsed by the European Commission. Accelerated assessment might be granted by the CHMP in exceptional cases, in which case the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days (excluding clock stops) and the opinion issued thereafter.

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

Should any Member State refuse to recognize the marketing authorization by the reference member state, the member states shall make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the Commission, for the start of the decision making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

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

For other countries outside of the EU, such as non-EU countries in Eastern Europe, Latin America, Japan or other countries in Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

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

We contract with third parties to manufacture JAKAFI, ICLUSIG, and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply us with raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we have two qualified third-party contract manufacturers from which we can source drug substance. The API for ICLUSIG is sourced from Takeda in addition to one qualified third-party contract manufacturer.

We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI, we have two qualified third-party manufacturers from which we can source commercial drug product.  For ICLUSIG we have two qualified third-party manufacturers from which we can source commercial drug product. Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes.

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

While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture API and distribute finished goods, and that supply of materials that cannot be second sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.  Our strategy is to maintain 24 months of safety stock of API to be able to respond to changes in demand to provide on-time supply of drug product as well as at least 6 months of brite stock bottles.

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

Agenus

Under our collaboration with Agenus, Agenus had primary responsibility for manufacturing activities, including selecting and monitoring third‑party manufacturers. Under the February 2017 amendment to our collaboration agreement, we assumed primary responsibility for manufacturing activities, including selecting and monitoring third-party manufacturers, of all products from royalty-bearing programs under the collaboration. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Research and Development

Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2017, 2016 and 2015, we incurred research and development expenses of $1.3 billion, $581.9 million and $479.5 million, respectively.

Human Resources

As of December 31, 2017, we had 1,208 employees, including 669 in research and development, 93 in medical affairs, 256 in sales and marketing and 190 in operations support, finance and administrative positions. Geographically, 985 employees were based in the United States and 223 employees were based in Europe and Japan.  None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

JAKAFI is our first and, currently, only product approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While in June 2016 we acquired exclusive rights to develop and commercialize ICLUSIG in the European Union, or EU, and other countries, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. JAKAFI and ICLUSIG are expensive and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business— Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our products and drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third-party payors of health care costs, which could be affected by current and potential healthcare reform legislation.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

Prior to our commercialization of JAKAFI, we had no experience selling and marketing drug products and with pricing and obtaining adequate third-party reimbursement for drug products. Under our collaboration and license agreement with Novartis, we have retained commercialization rights to JAKAFI in the United States. We have established commercial capabilities in the United States, but cannot guarantee that we will be able to enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all. In connection with our June 2016 acquisition from ARIAD Pharmaceuticals, Inc. we licensed rights to develop and commercialize ICLUSIG in certain countries and we acquired the European sales, marketing and distribution operations of ARIAD.  We may not be able to maintain those operations or retain their personnel or distribution arrangements. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of our products.

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

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, in January 2018, Celgene Corporation announced an agreement to acquire Impact Biomedicines, which is developing a drug candidate for the treatment of myelofibrosis and polycythemia vera. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs, although the challenging party retains the right to challenge the validity of the patent in federal court. There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase II and Phase III clinical trials for the treatment of patients with steroid-refractory acute graft-versus-host disease and is in other clinical trials. Epacadostat is in a number of Phase III clinical trials.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in early 2016, we decided to discontinue the studies of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application (NDA) of OLUMIANT (baricitinib) as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that the FDA was unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized will depend primarily on the development and commercialization efforts of others. While OLUMIANT (baricitinib) was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, if the New Drug Application for baricitinib for the treatment of moderate-to-severe rheumatoid arthritis does not receive FDA approval, we will not receive future milestone payments or royalties related to that indication in the United States under our agreement with Lilly.  In addition, even if baricitinib is approved by the FDA in this indication, delays in any such approval, or any label modifications or restrictions in connection with any approval by the FDA, European or other regulatory authorities, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib.

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

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, are unable to obtain regulatory approval of our drug candidates, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. Our collaborations with respect to epacadostat involve the study of our collaborators’ drugs used in combination with epacadostat on a number of indications or tumor types, many of which are the same across multiple collaborations. We cannot assure you that potential conflicts will not arise or be alleged among these collaborations. If a business combination involving a collaborator or licensee and a third-party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., and Syros Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.

Even if any of our drug candidates receives regulatory approval, it could be subject to post‑regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties, such as insurance companies or Medicare, have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI and our other drug candidates or for ICLUSIG. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI, ICLUSIG and our other drug candidates for clinical trials.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of JAKAFI, ICLUSIG and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we are currently using third-party contract manufacturing organizations. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Our facility in Wilmington, Delaware is our headquarters and is also where we conduct all of our drug discovery, research, development and marketing activities. In addition, natural disasters or actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facility. The loss of access to or use of our Wilmington, Delaware facility, either on a temporary or permanent basis would result in an interruption of our business and, consequently, would adversely affect our overall business.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the year ended December 31, 2017, we recorded unrealized losses related to our investments in Agenus Inc. and Merus N.V., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

•	difficulties in staffing and managing foreign operations and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
•	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
•	complexities associated with managing government payor systems, multiple payor‑reimbursement regimes or patient self‑pay systems;
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

Our product liability insurance policy may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. Since December 30, 2017, we elected to self-insure a portion of our exposure to product liability risks through our wholly-owned captive insurance subsidiary, in tandem with third-party insurance policies. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our drug candidates and products, and if our liabilities from any such claims exceed our third-party insurance limits and self-insurance reserves, our results of operations, cash flows and financial condition could be adversely impacted.

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

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of December 31, 2017. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.

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

Our current revenues are derived from JAKAFI and ICLUSIG product sales, JAKAVI and OLUMIANT product royalties, collaborations and from licensing our intellectual property. If we are unable to achieve milestones, develop products or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

We derived substantially all of our revenues for the year ended December 31, 2017 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug candidate in‑licensed to us or subject to a collaboration with a third-party, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in‑licensed to us with respect to a drug candidate and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in‑licensed drug candidate.

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

The value of our patents depends, in part, on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. The United States patent laws were amended in 1995 to change the term of patent protection from 17 years from patent issuance to 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20‑year patent term from the filing date may result in substantially shorter patent protection.

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

We are currently in the process of enhancing our IT systems to address our planned growth as well as to support our planned manufacturing operations. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our global headquarters is in Wilmington, Delaware, which is where our principal drug discovery and development operations are also located. We own two buildings comprising approximately 344,000 square feet of laboratory and office space at this site.  In March 2017, we acquired additional adjacent land with a view toward further expanding our headquarters facilities.

We lease approximately 160,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 100,000 square feet of additional laboratory and office space in Wilmington, Delaware.

We conduct our European clinical development operations from our offices in Geneva, Switzerland and Lausanne, Switzerland, and have recently opened our Japanese office in Tokyo.

Item 3.  Legal Proceedings

From time to time, we are party to legal proceedings in the course of our business.  The outcome of any such proceedings, regardless of the merits, is inherently uncertain. We do not expect any such current legal proceedings to have a material adverse impact on our business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Hervé Hoppenot, age 58, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and

from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône‑Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone‑Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School. Mr. Hoppenot is also a director of Cellectis S.A.

Barry P. Flannelly, age 60, has served as Executive Vice President and General Manager US since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start‑up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

David W. Gryska, age 61, joined Incyte as Executive Vice President and Chief Financial Officer in October 2014. Prior to joining Incyte, Mr. Gryska served as an independent consultant and as a member of several public company boards of directors. Mr. Gryska served as the Chief Operating Officer and a Director of Myrexis, Inc., a biotechnology company, from May 2012 to December 2012. From December 2006 to October 2010, Mr. Gryska served as Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company. From October 2004 to December 2006, Mr. Gryska was a principal at Strategic Consulting Group. Previously, Mr. Gryska served at Scios, Inc., a biopharmaceutical company, as Senior Vice President and Chief Financial Officer from 2000 to 2004, and as Vice President of Finance and Chief Financial Officer from 1998 to 2000. From 1993 to 1998, Mr. Gryska served as Vice President, Finance and Chief Financial Officer at Cardiac Pathways. Prior to Cardiac Pathways, Mr. Gryska served as a partner at Ernst & Young LLP. Mr. Gryska is a CPA, and holds a B.A. in Accounting and Finance from Loyola University and an M.B.A. from Golden Gate University.

Reid M. Huber, age 46, has served as Executive Vice President, Chief Scientific Officer since April 2014. Dr. Huber joined Incyte as Associate Director, Applied Technology in January 2002 and held roles of increasing responsibility in both drug discovery and clinical development at Incyte.  Prior to joining Incyte, Dr. Huber held scientific research positions with DuPont Pharmaceuticals Company from 1998 to 2002. Dr. Huber held intramural pre‑doctoral and post‑doctoral fellowships at the National Institutes of Health from 1997 to 1998. Dr. Huber received his B.S. in biochemistry/molecular genetics from Murray State University and his Ph.D. in molecular genetics from Washington University.

Vijay Iyengar, age 45, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development.  Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company.  From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.

Steven Stein, age 51, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals.  From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline.  Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.

Paula J. Swain, age 60, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol‑Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

Wenqing Yao, age 55, has served as Executive Vice President, Head of Discovery Chemistry since October 2014.  Dr. Yao joined Incyte as Director, Chemistry in February 2002 and held roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol‑Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market (Nasdaq) under the symbol “INCY.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq, as reported in its consolidated transaction reporting system.

	High	Low
2016
First Quarter	$106.81	$55.00
Second Quarter	87.88	68.03
Third Quarter	95.39	75.52
Fourth Quarter	109.95	83.01
2017
First Quarter	$153.15	$100.41
Second Quarter	144.32	114.03
Third Quarter	140.11	107.79
Fourth Quarter	118.32	92.91

As of December 31, 2017, our common stock was held by 154 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$1,200,312	$882,404	$601,015	$357,562	$235,443
Product royalty revenues(2)	160,791	110,711	74,821	48,966	28,251
Milestone and contract revenues(3)	175,000	112,512	77,857	104,857	91,047
Other revenues	113	92	58	110	206
Total revenues	1,536,216	1,105,719	753,751	511,495	354,947
Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	79,479	58,187	26,972	3,004	630
Research and development	1,326,361	581,861	479,514	347,523	260,436
Selling, general and administrative	366,406	303,251	196,614	165,772	109,983
Change in fair value of acquisition-related contingent consideration	7,704	17,422	—	—	—
Total costs and expenses	1,779,950	960,721	703,100	516,299	371,049
Income (loss) from operations	(243,734)	144,998	50,651	(4,804)	(16,102)
Interest and other income, net	17,500	4,412	7,089	3,350	1,324
Interest expense	(6,900)	(38,745)	(45,603)	(46,828)	(38,652)
Unrealized loss on long term investment	(24,275)	(3,261)	(4,581)	—	—
Expense related to senior note conversions	(54,881)	—	—	(265)	(11,484)
Loss on repurchase of convertible senior notes	—	—	—	—	(17,934)
Income (loss) before provision (benefit) for income taxes	(312,290)	107,404	7,556	(48,547)	(82,848)
Provision (benefit) for income taxes	852	3,182	1,025	(66)	299
Net income (loss)	$(313,142)	$104,222	$6,531	$(48,481)	$(83,147)

Net income (loss) per share:
Basic	$(1.53)	$0.55	$0.04	$(0.29)	$(0.56)
Diluted	$(1.53)	$0.54	$0.03	$(0.29)	$(0.56)

Shares used in computing net income (loss) per share:
Basic	204,580	187,873	179,601	167,947	148,403
Diluted	204,580	194,125	187,302	167,947	148,403

(1)

2017 and 2016 product revenues, net, relate to our product sales of JAKAFI and product sales of ICLUSIG from the date of acquisition on June 1, 2016.  2015, 2014, and 2013 product revenues, net, relate to our product sales of JAKAFI.

(2)

2017 product royalty revenues relate to Novartis net sales of JAKAVI outside of the United States and Lilly net sales of OLUMIANT outside of the United States.  2016, 2015, 2014 and 2013 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)	Milestone and contract revenues relate to our collaborative research and license agreements with Novartis and Lilly.

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$1,169,645	$808,546	$707,783	$600,263	$509,004
Working capital	1,129,458	720,677	674,368	458,512	446,862
Total assets	2,302,582	1,638,597	1,007,440	796,477	611,589
Convertible senior notes	24,001	651,481	619,893	675,167	644,483
Stockholders’ equity (deficit)	1,630,629	419,467	171,155	(81,628)	(193,108)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our European clinical development operations from our offices in Geneva, Switzerland and Lausanne, Switzerland, and have recently opened our Japanese office in Tokyo.

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

We have a second oral JAK1 and JAK2 inhibitor, baricitinib, which is subject to a collaboration agreement with Eli Lilly and Company in which Lilly received exclusive worldwide development and commercialization rights for the compound for inflammatory and autoimmune diseases. In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis.  In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the graft-versus-host-disease field. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, Japan's Ministry of Health, Labor and Welfare (MHLW) granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that the FDA was unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In December 2017, Lilly announced that the NDA for baricitinib had been resubmitted and included new safety and efficacy data. The FDA classified the application as a Class II resubmission, which started a new six-month review cycle.

In June 2016, we acquired (the “Acquisition”) from ARIAD Pharmaceuticals, Inc. all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia. We obtained an exclusive license to develop and commercialize ICLUSIG in those countries. ICLUSIG is approved in the European Union for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second-generation BCR-ABL inhibitors and all patients who have the T3151 mutation.

Since we began our drug-discovery and development activities in early 2002, we have filed Investigational New Drug (IND) applications and progressed multiple internally developed proprietary compounds into clinical development. As of February 15, 2018, our development portfolio, including ruxolitinib, was comprised of 17 candidates against 14 molecular targets.

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

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single-digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. In March 2017, we recognized a $25.0 million milestone payment for the first patient first visit in a GVHD study and in December 2017, we recognized a $40.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million.

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

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

We retained options to co-develop our JAK1/JAK2 inhibitors with Lilly on a compound-by-compound and indication-by-indication basis. Lilly is responsible for all costs relating to the development and commercialization of the compounds unless we elect to co-develop any compounds or indications. If we elect to co-develop any compounds and/or indications, we would be responsible for funding 30% of the associated future global development costs from the initiation of a Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We would receive an incremental royalty rate increase across all tiers resulting in effective royalty rates ranging up to the high-twenties on potential future global net sales for compounds and/or indications that we elect to co-develop. For indications that we elect not to co-develop, we would receive tiered, double-digit royalty payments on future global net sales with rates ranging up to 20% if the product is successfully commercialized. We previously had retained an option to co-promote products in the United States but, in March 2016, we waived our co-promotion option as part of an amendment to the agreement.

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In January 2017, we elected to co-develop baricitinib with Lilly in psoriatic arthritis and atopic dermatitis. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly. In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment to Incyte from Lilly. In December 2017, we recognized a $30.0 million milestone payment for the first patient treated in the atopic dermatitis Phase III program for baricitinib.

The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Hengrui. Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds. In February 2018, Incyte and Hengrui agreed to terminate the collaboration, pursuant to the terms of the License and Collaboration Agreement.

ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. Acquisition

In June 2016, we completed the Acquisition. ARIAD will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory.

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

In February 2017, we paid Merus an upfront, non-refundable payment of $120.0 million.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of MGA012 in all indications, whether as a monotherapy or as part of a combination regimen. MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with MGA012. In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of MGA012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

The MacroGenics agreement will continue until we are no longer commercializing, developing or manufacturing MGA012 or, if earlier, the termination of the agreement in accordance with its terms. The agreement may be terminated in its entirety or on a licensed product by licensed product basis by us for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We paid Syros $2.5 million in cash for access to proprietary technology and $7.5 million in cash for research and development services. We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;
•	Research and development costs;
•	Stock compensation;
•	Convertible debt accounting;
•	Income taxes;
•	Business combinations;
•	Acquisition-related contingent consideration; and
•	Long term investments.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2017, 2016, and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism, and toxicity, which includes animal studies, to assess potential safety and efficacy, as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise safety concerns or questions about the conduct of the clinical trials included in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $133.1 million, $96.2 million and $69.9 million of stock compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Convertible Debt Accounting.  We perform an assessment of all embedded features of a debt instrument to determine if (i) such features should be bifurcated and separately accounted for, and (ii) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheets and re‑measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We determined the embedded conversion options in the 0.375% convertible senior notes due 2018 (the 2018 Notes) and the 1.25% convertible senior notes due 2020 (the 2020 Notes) are not required to be separately accounted for as derivatives. However, since the 2018 Notes and the 2020 Notes can be settled in cash or common shares, or a combination of cash and common shares at our option, we are required to separate the 2018 Notes and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 2018 Notes and 2020 Notes using the effective interest method. The equity component is not re‑measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

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

The estimated fair value of the liability components at the date of issuance for the 2018 Notes and 2020 Notes were determined using valuation models and are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk-free interest rate for notes with a similar term.

Prior to May 14, 2014, the 2018 Notes and 2020 Notes were not convertible except in connection with a make‑whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 Notes and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election.

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

On a quarterly basis, we perform an assessment in order to determine whether the 2018 Notes or 2020 Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should either the 2018 Notes or the 2020 Notes become convertible, we then assess our intent and ability to settle the 2018 Notes or the 2020 Notes in cash, shares of common stock, or a combination of cash and shares of common stock, in order to determine the appropriate classification of the 2018 Notes and the 2020 Notes at the balance sheet date. On January 1,

2018, the 2018 Notes and 2020 Notes became convertible through at least March 31, 2018, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2017 as described above. The 2018 Notes will mature in November 2018, and accordingly, are classified in short term liabilities on the consolidated balance sheet at December 31, 2017.  The 2020 Notes are reflected in long term liabilities on the consolidated balance sheet at December 31, 2017 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the basis differences are expected to reverse. We periodically assess the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets to an amount that is considered more-likely-than-not to be realizable. Our assessment considers recent cumulative earnings experience, projections of future taxable income (losses) and ongoing prudent and feasible tax planning strategies. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. These changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and temporary full expensing of certain business assets. We have recognized in our financial statements for the year ended December 31, 2017 the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full-expensing of certain business assets.  The ultimate impact may differ from these provisional amounts, due to additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

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

The fair value of an IPR&D intangible asset acquired in the Acquisition was determined using an income approach.  The assumptions used to estimate the cash flows of the IPR&D (which relates to the potential approval of ICLUSIG as a second line treatment) included a probability of technical success (“PTS”) of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability-weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG in second line.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value. Due to the discontinuation of the OPTIC-2L study, we considered our indefinite-lived IPR&D asset to be impaired and recorded $12.0 million of research and development expense on the consolidated statements of operations during the year ended December 31, 2017.

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

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity-wide reporting unit.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement.

The fair value of the acquisition-related contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in our licensed territory for both the approved third line treatment, as well as the second line treatment that until the three months ended September 30, 2017 was under development. The PTS of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us and ARIAD to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology was determined to be nil.

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.  Changes in the fair value of the acquisition-related contingent consideration can result from changes to one or multiple inputs including projected revenues, discount rates and the PTS of the second line indication for ICLUSIG, and a benefit of $24.0 million was recorded during the year ended December 31, 2017 related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial for the second line indication for ICLUSIG.   These inputs are analyzed on a quarterly basis as changes to the inputs could have a material impact on the amount of acquisition-related contingent consideration recorded during the reporting period.

Long term investments. Our long term investments consist of investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements. The investments in companies over which we have significant influence, but not controlling interest, are accounted for using the equity method (fair value option). The investments in companies over which we do not have significant influence are accounted for as available-for-sale securities.  We classify all of our investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements as long term investments.

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

We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of December 31, 2017, there were no entities in which we held a variable interest which we determined to be VIEs.

Results of Operations

Years Ended December 31, 2017 and 2016

We recorded a net loss for the year ended December 31, 2017 of $313.1 million and net income for the year ended December 31, 2016 of $104.2 million. On a per share basis, basic and diluted net loss was $1.53 for the year ended December 31, 2017.  On a per share basis, basic net income was $0.55 and diluted net income was $0.54 for the year ended December 31, 2016.

Revenues

	For the Year Ended,
	December 31,
	2017	2016
	(in millions)
JAKAFI revenues, net	$1,133.4	$852.8
ICLUSIG revenues, net	66.9	29.6
Total product revenues, net	$1,200.3	$882.4
Product royalty revenues	160.8	110.7
Milestone and contract revenues	175.0	112.5
Other revenues	0.1	0.1
Total revenues	$1,536.2	$1,105.7

Our product revenues, net for the years ended December 31, 2017 and 2016, were $1.2 billion and $882.4 million, respectively. The increase in JAKAFI product revenues was comprised of a volume increase of $204.6 million and a price increase of $76.0 million. ICLUSIG product revenues commenced in June 2016 following the Acquisition. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2017:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2017	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2017	$2,818	$22,412	$199	$1,211	$26,640
Allowances for current period sales	32,822	141,884	4,051	1,861	180,618
Allowances for prior period sales	(59)	(1,883)	(10)	(353)	(2,305)
Credits/payments for current period sales	(30,701)	(114,312)	(3,885)	(91)	(148,989)
Credits/payments for prior period sales	(800)	(17,163)	(17)	(936)	(18,916)
Balance at December 31, 2017	$4,080	$30,938	$338	$1,692	$37,048

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our JAKAVI product royalty revenues for the years ended December 31, 2017 and 2016, were $151.7 million and $110.7 million, respectively. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. Our OLUMIANT product royalty revenues for the years ended December 31, 2017 and 2016, were $9.1 million and $0.0 million, respectively.

Our milestone and contract revenues were $175.0 million and $112.5 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, milestone and contract revenues were derived from milestone payments from Lilly and Novartis earned during the period. For the year ended December 31, 2016, milestone and contract revenues were derived from the straight-line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the period. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase in milestone and contract revenues from 2016 to 2017 primarily relates to the recognition of $45.0 million in milestone payments from Novartis, $55.0 million in milestone payments from Lilly and $12.5 million in revenue from the Lilly upfront fees in 2016 compared to the recognition of $65.0 million in milestone payments from Novartis and $110.0 million in milestone payments from Lilly in 2017.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2017	2016
	(in millions)
Product costs	$7.5	$8.8
Royalty expense	50.5	36.8
Amortization of definite-lived intangible assets	21.5	12.6
Total cost of product revenues	$79.5	$58.2

Cost of product revenues includes all JAKAFI related product costs, all ICLUSIG related product costs and low single-digit royalties to Novartis on all sales of JAKAFI in the United States. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date.  Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Cost of product revenues was $79.5 million and $58.2 million for the years ended December 31, 2017 and 2016, respectively. Cost of product revenues increased from 2016 to 2017 due primarily to an increase of $13.7 million in royalties to Novartis on all JAKAFI sales in the United States and amortization of $8.9 million of our licensed intellectual property acquired on June 1, 2016.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2017	2016
	(in millions)
Salary and benefits related	$198.4	$138.1
Stock compensation	90.4	59.6
Clinical research and outside services	956.8	328.0
Occupancy and all other costs	80.8	56.2
Total research and development expenses	$1,326.4	$581.9

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2016 to 2017 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation.

The increase in clinical research and outside services expense from 2016 to 2017 was primarily due to upfront and milestone expenses related to our collaborative agreements, as well as an overall increase in development costs to advance our clinical pipeline.  Specifically, we recorded $359.1 million in charges for the new Calithera, MacroGenics and Merus agreements, and the amended Agenus agreement, during the year ended December 31, 2017.  Research and development expenses for the years ended December 31, 2017 and 2016 were net of $18.6 million and $13.4 million, respectively, of costs reimbursed by our collaborative partners. In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects, the level of pre‑clinical and clinical trial related activities, and results of clinical trials. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. In January 2017, we exercised our co-development options in psoriatic arthritis and atopic dermatitis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $40.8 million and $27.3 million for the years ended December 31, 2017 and 2016, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

During the year ended December 31, 2017, we wrote-off the acquired IPR&D asset of $12.0 million due to the discontinuation of the OPTIC-2L study, which was recorded in research and development expense on the consolidated statements of operations.

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2017	2016
	(in millions)
Salary and benefits related	$105.7	$80.8
Stock compensation	42.7	36.6
Other contract services and outside costs	218.0	185.9
Total selling, general and administrative expenses	$366.4	$303.3

Salary and benefits related expense increased from 2016 to 2017 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016 and subsequent expansion of our European commercial and development operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States. As our drug candidates progress closer to marketing approvals, we expect to incur increased selling, general and administrative expenses associated with the preparation for and launch of commercialization efforts. Selling, general and administrative expenses for the year ended December 31, 2016 includes expenses related to the Acquisition on June 1, 2016.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of December 31, 2017, resulting in expense of $7.7 million which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations.  The change in fair value of the contingent consideration for the year ended December 31, 2017 is due to the passage of time and a benefit of $24.0 million recorded during the third quarter of 2017 related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial. The change in fair value of the acquisition-related contingent consideration for the year ended December 31, 2016 was $17.4 million. The change in fair value of the contingent consideration as of December 31, 2016 is primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

Other income (expense)

Interest and other income, net.  Interest and other income, net, for the years ended December 31, 2017 and 2016 was $17.5 million and $4.4 million, respectively. The increase in interest and other income, net primarily relates to refundable research and development credits from the state of Delaware.

Interest expense.  Interest expense for the years ended December 31, 2017 and 2016, was $6.9 million and $38.7 million, respectively. Included in interest expense for the years ended December 31, 2017 and 2016 was $6.1 million and $31.6 million, respectively, of non‑cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized loss on investment for the years ended December 31, 2017 and 2016, was $13.6 million and $3.3 million, respectively. The unrealized loss on our long term investment in Merus for the year ended December 31, 2017 was $10.7 million.

Expense related to senior note conversions. Expense related to senior note conversions for the year ended December 31, 2017 was $54.9 million on the conversions of our 2018 Notes and 2020 Notes.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2017 and 2016, was $0.9 million and $3.2 million, respectively. The decrease in provision for income taxes primarily relates to a decrease in state taxes due to lower taxable income in 2017 sourced to certain states partially offset by increased foreign tax expense on our first full year of ICLUSIG product revenues.

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

Revenues

	For the Year Ended,
	December 31,
	2016	2015
	(in millions)
JAKAFI revenues, net	$852.8	$601.0
ICLUSIG revenues, net	29.6	—
Total product revenues, net	$882.4	$601.0
Product royalty revenues	110.7	74.8
Milestone and contract revenues	112.5	77.9
Other revenues	0.1	0.1
Total revenues	$1,105.7	$753.8

Our product revenues, net for the years ended December 31, 2016 and 2015, were $882.4 million and $601.0 million, respectively. The increase in JAKAFI product revenues was comprised of a volume increase of $195.5 million and a price increase of $56.3 million. ICLUSIG product revenues commenced in June 2016 following the Acquisition.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2016:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2016	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2016	$2,818	$22,412	$199	$1,211	$26,640
Allowances for current period sales	23,936	106,331	3,401	668	134,336
Allowances for prior period sales	(59)	(971)	(10)	(353)	(1,393)
Credits/payments for current period sales	(21,759)	(82,363)	(3,225)	(34)	(107,381)
Credits/payments for prior period sales	(800)	(16,964)	(17)	(404)	(18,185)
Balance at December 31, 2016	$4,136	$28,445	$348	$1,088	$34,017

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

Our milestone and contract revenues were $112.5 million and $77.9 million for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, milestone and contract revenues were derived from the straight-line recognition of revenue associated with the Lilly upfront fees over the estimated performance period as well as milestone payments from Lilly and Novartis earned during the periods. The upfront fees related to the Lilly agreement consisted of a $90.0 million upfront payment received in 2010. The increase in milestone and contract revenues from 2015 to 2016 primarily relates to the recognition of $65.0 million in milestone payments from Novartis in 2015 compared to the recognition of $45.0 million in milestone payments from Novartis and $55.0 million in milestone payments from Lilly in 2016.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2016	2015
	(in millions)
Product costs	$8.8	$2.6
Royalty expense	36.8	24.4
Amortization of definite-lived intangible assets	12.6	—
Total cost of product revenues	$58.2	$27.0

We began capitalizing inventory in mid‑November 2011 once the FDA approved JAKAFI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval of $9.6 million were recorded as research and development expenses in our statements of operations prior to commercialization of JAKAFI. At December 31, 2016, inventory with $0.8 million of product costs incurred prior to FDA approval had not yet been sold.  In addition, cost of product revenues included low single-digit royalties to Novartis on all sales of JAKAFI in the United States.  Subsequent to the Acquisition on June 1, 2016, cost of product revenues also included the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

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

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of December 31, 2016, resulting in a change in fair value of $17.4 million which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations.  The change in fair value of the contingent consideration as of December 31, 2016 was primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

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

Unrealized loss on long term investment. The unrealized loss on our long term investment in Agenus for the years ended December 31, 2016 and 2015, was $3.3 million and $4.6 million, respectively. The unrealized loss on long term investment was based on the change in fair value of Agenus’ common stock during the period.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2016 and 2015, was $3.2 million and $1.0 million, respectively. The increase in provision for income taxes primarily related to an increase in state taxes due to higher income in 2016 sourced to certain states and foreign tax expense on ICLUSIG product revenues.

Liquidity and Capital Resources

	2017	2016	2015
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$1,169.6	$808.5	$707.8
Working capital	$1,129.5	$720.7	$674.4
Year ended December 31:
Cash provided by (used in):
Operating activities	$(93.0)	$304.8	$89.4
Investing activities	$(350.0)	$(232.5)	$(105.0)
Financing activities	$690.2	$58.6	$84.7
Capital expenditures (included in investing activities above)	$(111.0)	$(120.3)	$(26.0)

Sources and Uses of Cash.

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of December 31, 2017. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2017, we had available cash, cash equivalents and marketable securities of $1.2 billion. Our cash and marketable securities balances are held in a variety of interest‑bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash provided by (used in) operating activities.  The $397.8 million decrease in cash provided by operating activities from 2016 to 2017 was due primarily to the payments made to our collaborative partners for new or amended arrangements and changes in working capital during the 2017 period. The $215.4 million increase in cash provided by operating activities from 2015 to 2016 was due primarily to net income in 2016, which was driven in part by the recognition of milestones from Novartis of $45.0 million and Eli Lilly of $55.0 million, increased non-cash depreciation and amortization, and changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2017, net cash used in investing activities was $350.0 million, which represents purchases of marketable securities of $260.8 million, capital expenditures of $111.0 million, and purchases of long term investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $145.7 million.  During 2016, net cash used in investing activities was $232.5 million, which represents purchases of marketable securities of $57.4 million, capital expenditures of $120.3 million, and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. for net cash of $142.9 million, offset in part by the sale and maturity of marketable securities of $88.0 million.  During 2015, net cash used in investing activities was $105.0 million, which represents purchases of marketable securities of $108.2 million, capital expenditures of $26.0 million, and our long term investment in Agenus of $39.8 million, offset in part by the sale and maturity of marketable securities of $69.0 million.   In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Cash provided by financing activities.  During 2017, net cash provided by financing activities was $690.2 million, consisting primarily of proceeds from issuance of common stock in our September 2017 public offering and, to a lesser extent, proceeds from the issuance of common stock under our stock plans and employee stock purchase plan, offset in part by cash paid to ARIAD for contingent consideration and cash paid in connection with senior note conversions. During 2016, net cash provided by financing activities was $58.6 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan. During 2015, net cash provided by financing activities was $84.7 million, consisting primarily of proceeds from issuance of common stock under our stock plans and employee stock purchase plan.

The following summarizes our significant contractual obligations as of December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$7.7	$19.1	$—	$—
Interest on convertible senior debt	0.8	0.3	0.5	—	—
Non-cancelable lease obligations	21.7	12.0	8.6	1.0	0.1
Total contractual obligations	$49.3	$20.0	$28.2	$1.0	$0.1

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements, we expect that additional funding can be obtained primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off-Balance Sheet Arrangements

We have no off‑balance sheet arrangements other than those that are discussed above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2017, marketable securities were $270.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2017, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Philadelphia, Pennsylvania

February 15, 2018

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$899,509	$652,343
Marketable securities—available-for-sale	270,136	156,203
Accounts receivable	266,299	148,758
Inventory	6,482	4,106
Prepaid expenses and other current assets	62,428	32,768
Total current assets	1,504,854	994,178

Restricted cash and investments	925	886
Long term investments	134,356	31,987
Inventory	7,966	15,193
Property and equipment, net	259,763	167,679
Other intangible assets, net	236,901	258,437
In-process research and development	—	12,000
Goodwill	155,593	155,593
Other assets, net	2,224	2,644
Total assets	$2,302,582	$1,638,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,671	$75,599
Accrued compensation	74,550	50,904
Interest payable	33	762
Accrued and other current liabilities	198,901	126,697
Convertible senior notes	7,393	—
Acquisition-related contingent consideration	26,848	19,539
Total current liabilities	375,396	273,501

Convertible senior notes	16,608	651,481
Acquisition-related contingent consideration	260,152	281,461
Other liabilities	19,797	12,687
Total liabilities	671,953	1,219,130

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 211,262,906 and 188,848,752 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	211	189
Additional paid-in capital	3,627,433	2,096,929
Accumulated other comprehensive loss	(7,010)	(2,886)
Accumulated deficit	(1,990,005)	(1,674,765)
Total stockholders’ equity	1,630,629	419,467
Total liabilities and stockholders’ equity	$2,302,582	$1,638,597

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product revenues, net	$1,200,312	$882,404	$601,015
Product royalty revenues	160,791	110,711	74,821
Milestone and contract revenues	175,000	112,512	77,857
Other revenues	113	92	58

Total revenues	1,536,216	1,105,719	753,751

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	79,479	58,187	26,972
Research and development	1,326,361	581,861	479,514
Selling, general and administrative	366,406	303,251	196,614
Change in fair value of acquisition-related contingent consideration	7,704	17,422	—

Total costs and expenses	1,779,950	960,721	703,100

Income (loss) from operations	(243,734)	144,998	50,651
Interest and other income, net	17,500	4,412	7,089
Interest expense	(6,900)	(38,745)	(45,603)
Unrealized loss on long term investments	(24,275)	(3,261)	(4,581)
Expense related to senior note conversions	(54,881)	—	—

Income (loss) before provision for income taxes	(312,290)	107,404	7,556

Provision for income taxes	852	3,182	1,025

Net income (loss)	$(313,142)	$104,222	$6,531

Net income (loss) per share:
Basic	(1.53)	0.55	0.04
Diluted	(1.53)	0.54	0.03

Shares used in computing net income (loss) per share:
Basic	204,580	187,873	179,601
Diluted	204,580	194,125	187,302

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(313,142)	$104,222	$6,531

Other comprehensive loss:
Foreign currency translation	(39)	(9)	—
Unrealized gain (loss) on marketable securities and long term investment, net of tax	1,615	504	(794)
Reclassification adjustment for realized (gain) loss on marketable securities	—	178	(1,830)
Defined benefit pension obligations, net of tax	(5,700)	(2,750)	—
Other comprehensive loss	(4,124)	(2,077)	(2,624)

Comprehensive income (loss)	$(317,266)	$102,145	$3,907

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2014	$171	$1,701,904	$1,815	$(1,785,518)	$(81,628)
Issuance of 5,220,474 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 194,453 shares of Common Stock under the ESPP	5	86,755	—	—	86,760
Issuance of 10,352,784 shares of Common Stock upon conversion of Convertibles Senior Notes due 2015	11	88,963	—	—	88,974
Issuance of 3,902 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	180	—	—	180
Issuance of 2,017 shares of Common Stock for services rendered	—	218	—	—	218
Excess tax provision from stock based compensation	—	2,872	—	—	2,872
Stock compensation expense	—	69,872	—	—	69,872
Other comprehensive loss	—	—	(2,624)	—	(2,624)
Net income	—	—	—	6,531	6,531
Balances at December 31, 2015	$187	$1,950,764	$(809)	$(1,778,987)	$171,155
Issuance of 2,068,226 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 126,648 shares of Common Stock under the ESPP	2	49,661	—	—	49,663
Issuance of 77 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	4	—	—	4
Issuance of 114 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	5	—	—	5
Issuance of 3,438 shares of Common Stock for services rendered	—	294	—	—	294
Stock compensation expense	—	96,201	—	—	96,201
Other comprehensive loss	—	—	(2,077)	—	(2,077)
Net income	—	—	—	104,222	104,222
Balances at December 31, 2016	$189	$2,096,929	$(2,886)	$(1,674,765)	$419,467
Issuance of 3,012,937 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares and 157,277 shares of Common Stock under the ESPP	3	66,732	—	—	66,735
Issuance of 7,095,350 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	7	330,004	—	—	330,011
Issuance of 7,201,058 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	7	351,037	—	—	351,044
Issuance of 2,532 shares of Common Stock for services rendered	—	294	—	—	294
Issuance of 4,945,000 shares of Common Stock	5	649,382	—	—	649,387
Stock compensation expense	—	133,055	—	—	133,055
Other comprehensive loss	—	—	(4,124)	—	(4,124)
Adoption of accounting standard (Note 1)	—	—	—	(2,098)	(2,098)
Net loss	—	—	—	(313,142)	(313,142)
Balances at December 31, 2017	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(313,142)	$104,222	$6,531
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	52,178	58,425	44,883
In-process research and development impairment	12,000	—	—
Stock-based compensation	133,055	96,201	69,872
Expense related to senior note conversions	54,881	—	—
Other, net	290	472	(1,612)
Unrealized loss on long term investments	24,275	3,261	4,581
Change in fair value of acquisition-related contingent consideration	7,704	17,422	—
Changes in operating assets and liabilities:
Accounts receivable	(117,541)	(23,947)	(56,517)
Prepaid expenses and other assets	(31,367)	(13,069)	3,583
Inventory	4,851	4,047	98
Accounts payable	(7,928)	43,758	5,623
Accrued and other liabilities	87,756	26,476	25,245
Deferred revenue—collaborative agreements	—	(12,512)	(12,879)
Net cash (used in) provided by operating activities	(92,988)	304,756	89,408
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(142,856)	—
Purchase of long term investments	(123,891)	—	(39,829)
Capital expenditures	(111,021)	(120,277)	(26,003)
Purchases of marketable securities	(260,780)	(57,372)	(108,152)
Sale and maturities of marketable securities	145,714	88,017	68,974
Net cash used in investing activities	(349,978)	(232,488)	(105,010)
Cash flows from financing activities:
Restricted investments, net	(39)	14,023	7
Proceeds from issuance of common stock under stock plans	66,764	49,973	86,436
Proceeds from issuance of common stock, net	649,387	—	—
Cash paid in connection with senior note conversions	(8,934)	—	—
Direct financing arrangements repayments	—	(445)	(1,699)
Payment of contingent consideration	(17,007)	(4,906)	—
Net cash provided by financing activities	690,171	58,645	84,744
Effect of exchange rates on cash and cash equivalents	(39)	(9)	—
Net increase in cash and cash equivalents	247,166	130,904	69,142
Cash and cash equivalents at beginning of period	652,343	521,439	452,297
Cash and cash equivalents at end of period	$899,509	$652,343	$521,439
Supplemental Schedule of Cash Flow Information
Interest paid	$314	$7,218	$12,746
Income taxes paid	$6,305	$927	$62
Reclassification to common stock and additional paid in capital in connection with conversions of 4.75% convertible senior notes due 2015	$—	$—	$88,974
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$351,044	$5	$—
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$330,011	$4	$180
Unpaid purchases of property and equipment	$5,643	$10,989	$—

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

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in interest and other income, net, in the consolidated statements of operations. To date, both the translation gains or losses in other comprehensive income (loss) and the transaction gains or losses in foreign exchange gain (loss) have been immaterial.

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

Accounts Receivable.  As of December 31, 2017 and 2016, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of December 31, 2017, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements. The investments in companies over which we have significant influence, but not controlling interest, are accounted for using the equity method (fair value option). The investments in companies over which we do not have significant influence are accounted for as available-for-sale securities.  We classify all of our investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements as long term investments.

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

Lease Accounting.  We account for operating leases by recording rent expense on a straight‑line basis over the expected life of the lease, commencing on the date we gain possession of leased property. We include tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses to determine the straight‑line rent expense over the expected life of the lease.

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

Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually as of October 1 or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired.  Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value. Due to the discontinuation of the OPTIC-2L study described in Note 2 below, we considered our indefinite-lived IPR&D asset to be impaired and recorded a $12.0 million impairment charge in research and development expense on the consolidated statements of operations during the third quarter of 2017.

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2017 and determined that the carrying value of our reporting unit was not impaired.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of realized and unrealized gains or losses on marketable securities that are classified as available-for-sale, a long-term investment classified as available-for-sale, foreign currency translation gains or losses and defined benefit pension obligations.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and will result in a higher cost of ICLUSIG product revenues over the period in which this inventory is sold, which is expected to be over a one year period from the acquisition date.  In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Under agreements involving multiple deliverables, services and/or rights to use assets that we entered into prior to January 1, 2011, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand‑alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. The determination of fair value of each element is based on objective evidence from historical sales of the individual elements by us to other customers. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered. When elements are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation tied to the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. We assess whether a substantive milestone exists at the inception of our agreements. For all milestones within our arrangements that are considered substantive, we recognize revenue upon the achievement of the associated milestone. If a milestone is not considered substantive, we would recognize the applicable milestone payment over the remaining period of performance under the arrangement. As of December 31, 2017, all remaining potential milestones under our collaborative arrangements are considered substantive.

On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor‑specific objective evidence or third‑party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the years ended December 31, 2017, 2016 and 2015, we did not enter into any agreements that are subject to this updated guidance. If we enter into an agreement with multiple deliverables after January 1, 2011 or amend existing agreements, this updated guidance could have a material effect on our financial statements.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $133.1 million, $96.2 million and $69.9 million of stock compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance.  This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein.

We performed an impact assessment which consisted of a review of a representative sample of contracts, discussions with key stakeholders, and a cataloging of potential impacts on our financial statements, accounting policies, financial controls, and operations. The guidance will not have a material impact on our revenue recognition practices for product and royalty revenues.  The adoption of ASU 2014-09 will have primarily two impacts on our future milestone and contract revenues generated by our collaborative research and license agreements:

(i)Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition.  Whereas revenue from these arrangements was previously recognized over a period of time pursuant to revenue recognition guidance that was in place for our arrangements at the time such arrangements commenced, revenue from new arrangements we enter into may now be recognized at a point in time under the new guidance.

(ii)Assessments of milestone payments, which are linked to events that are in our control, will result in variable consideration that may be recognized at an earlier point in time under the new guidance, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

We completed our assessment of the impact of this guidance with the cumulative effect of initially applying the standard to be recognized at the date of initial application in retained earnings (also referred to as a “modified retrospective” adoption methodology). The impact under this methodology to our previously reported revenues is insignificant in the periods reported, with no effect to reported revenues in the fiscal year ended December 31, 2017. We will adopt the new standard effective for the fiscal period beginning January 1, 2018, and will report new disclosures required by this guidance within our Form 10-Q for the interim period ending March 31, 2018. Although the adoption of this new standard is anticipated to have an immaterial impact on our revenues and net income on an ongoing basis, we have implemented a controls process to identify and evaluate new revenue-generating contracts with third-party customers. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusions. The standard will not impact assets or liabilities reported in our consolidated balance sheet; revenues or expenses within the consolidated statement of operations; cash from or used in operating, financing or investing activities on our consolidated cash flows statement upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  Early adoption is permitted.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard, on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements.  The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein and is to be applied retrospectively. The guidance will be applied for the annual period beginning January 1, 2018 and presentation of reconciliations between cash and cash equivalents, and restricted cash balances will be applied retrospectively within the consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the new standard, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.   The new standard is effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied on a prospective basis. We are currently analyzing the impact of ASU No. 2017-04 on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits,” which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Disclosure of the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement, is also required. The new standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods therein. The guidance on the presentation of the components of net periodic benefit cost in the income statement is to be applied retrospectively.  The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is to be applied prospectively.  We are currently analyzing the impact of ASU No. 2017-07 on our consolidated financial statements.

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

We elected to adopt ASU No. 2016-16 as of the first quarter of 2017, which required us to reflect any adjustments as of January 1, 2017.  The primary impact of adoption was the recognition of a deferred tax asset of $34.9 million related to the excess of the tax basis over the consolidated book value basis in the intellectual property rights that were licensed from the U.S. parent company to our wholly-owned subsidiary in Switzerland during 2015 and a $2.1 million reversal of long-term prepaid taxes.  Under previous guidance, companies were prohibited from recognizing an increase in tax basis and any income taxes incurred as a result of a sale or transfer of assets to companies that are part of a consolidated reporting entity. Given the full valuation allowance placed on the additional $34.9 million of deferred tax assets, the recognition upon adoption only required a $2.1 million adjustment to our retained earnings as of January 1, 2017 due to the adjustment of the prepaid tax asset.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires several changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in results of operations. These provisions will not impact the accounting for our investments in debt securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The new standard will be effective for us on January 1, 2018. Based on our current investment holdings, the adoption of this standard will result in the reclassification of our investment in Calithera Biosciences, Inc. which is not expected to have a material impact on our financial position or results.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market value. The new standard is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods therein. The guidance is to be applied prospectively. We adopted ASU No. 2015-11 as of the first quarter of 2017 and the adoption had no impact on our consolidated financial statements.

In December 2017, the FASB issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we have recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance that may be issued. The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred, and therefore this guidance had no impact on our consolidated financial statements for the year ended December 31, 2017.

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

In connection with the closing of the Acquisition, we entered into an Amended and Restated Buy-in License Agreement with ARIAD (the “License Agreement”).  Under the terms of the License Agreement, we were granted an exclusive license to develop and commercialize ICLUSIG in the Territory.  ARIAD is eligible to receive from us tiered royalties ranging between 32% and 50% on net sales of ICLUSIG in the Territory. The royalties are subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD is eligible to receive up to $135.0 million in potential future development and regulatory approval milestone payments for ICLUSIG in new oncology indications in the Territory (the “Milestones”), together with additional milestone payments for non-oncology indications, if approved, in the Territory.  Under our agreement with ARIAD, we have agreed to fund a portion of the ongoing ICLUSIG clinical studies being conducted by ARIAD, OPTIC and OPTIC-2L, by paying up to $7.0 million in both 2016 and 2017 (the “Development Costs”).  During the quarter ended September 30, 2017, ARIAD discontinued the OPTIC-2L clinical study.

The terms of the License Agreement also included a limited option for a potential future acquirer of ARIAD to purchase the European development and commercialization rights to ICLUSIG from us (the “Buy-Back Provision”). We concluded the Buy-Back Provision was not a derivative as it did not provide for explicit or implicit net settlement, cannot be readily settled net by a means outside of the contract, and does not provide for delivery of an asset that puts the recipient in a position that is not substantially different from net settlement. We also considered the probability of a potential future buyer exercising the Buy-Back Provision to be near zero and have concluded that any fair value assigned to this provision was de minimis. Takeda Pharmaceutical Company Limited acquired ARIAD in February 2017 but did not exercise the Buy-Back Provision, and the Buy-Back Provision lapsed.

Unless terminated earlier in accordance with its provisions, our obligations to pay full royalties under the License Agreement will continue to be in effect on a country-by-country basis until the latest to occur of (i) the expiration date of the composition patent in the relevant country, (ii) the expiration of any regulatory marketing exclusivity period or other statutory designation that provides similar exclusivity for the commercialization of ICLUSIG in such country and (iii) the seventh anniversary of the first commercial sale of ICLUSIG in such country.  We will be obligated to pay royalties at a reduced rate for a specified period of time following such full royalty term. The License Agreement may be terminated in its entirety by us for convenience on 12 months’ notice after the third anniversary of the effective date of the License Agreement.  The License Agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the License Agreement.

Fair Value of Consideration Transferred

The fair value of consideration transferred totaled $440.5 million, which consisted of $147.5 million in cash pursuant to the Share Purchase Agreement, including net working capital adjustments, and $293.0 million of contingent consideration related to the License Agreement.  Contingent consideration includes the future payments that we may pay to ARIAD for our royalty obligations on future net sales of ICLUSIG, as well as for any future potential milestone payments related to new oncology or non-oncology indications for ICLUSIG.

The fair value of contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that was under development and was therefore contingent on future clinical results and European Medicines Agency (“EMA”) approval. The probability of technical success (“PTS”) of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us, ARIAD, or another market participant, to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology indication was determined to be nil.  The fair value of the contingent consideration was $293.0 million as of the Acquisition date.

Assets Acquired and Liabilities Assumed

The Acquisition has been accounted for as a business combination under the acquisition method of accounting.  The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).

Acquisition
Fair Values
Current assets	$21,363
Property and equipment	850
Restricted cash	432
Intangible assets(a)	283,000
Total identifiable assets	305,645
Current liabilities	(15,538)
Other long term liabilities	(5,226)
Total liabilities assumed	(20,764)
Goodwill(b)	155,593
Total fair value of consideration transferred	$440,474

(a)As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. We used an income approach to estimate the fair value of the intangibles which includes licensed intellectual property and IPR&D. The assumptions used to estimate the cash flows of the licensed intellectual property included a discount rate of 15%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as the $7.0 million of research and development cost sharing payments we owe in 2016 and 2017.  The assumptions used to estimate the cash flows of the IPR&D (which related to the potential approval of ICLUSIG as a second line treatment and, as described in Note 8 below, has subsequently been written off) included a PTS of 25%, discount rate of 16%, estimated gross margins of 98%, income tax rates ranging from 7.8% in periods in which we have established tax holidays to 13.8% thereafter, and operating expenses consisting of direct costs based on the anticipated level of revenues as well as probability weighted milestone payments estimated for 2020 related to the clinical results and potential approval of ICLUSIG as a second line treatment. The licensed intellectual property has a weighted-average useful life of approximately 12.5 years and will be amortized using the straight-line method.  Amortization expense of the licensed intellectual property is recorded in cost of product revenues on the consolidated statement of operations. The IPR&D was considered an indefinite-lived intangible until the completion or abandonment of the related research and development activities.

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

Acquisition-Related Costs

We incurred $1.6 million of transaction costs directly related to the Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services.  These costs have been expensed in selling, general and administrative costs on the consolidated statements of operations during the year ended December 31, 2016.

Revenue and Net Loss of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l.

The revenues of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. for the period from the acquisition date to December 31, 2016 were $29.6 million and net loss was $48.7 million.  The net loss includes the effects of the Acquisition accounting adjustments and acquisition-related costs.

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the years ended December 31, 2016 and 2015, as if the Acquisition had occurred as of January 1, 2015 (in thousands).

	For the Years Ended
	December 31,
	2016	2015
Pro forma revenues	$1,148,006	$780,758
Pro forma net income (loss)	$102,619	$(69,892)

The unaudited pro forma condensed consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of our company and the acquired business which has been adjusted for events that are (i) directly attributable to the Acquisition, (ii) factually supportable, and (iii) expected to have continuing impact on the combined results.  The unaudited pro forma information reflects primarily the following adjustments:

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

Note 3. Marketable Securities

The following is a summary of our marketable security portfolio as of December 31, 2017 and 2016, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2017
Debt securities (corporate and government)	$271,401	$—	$(1,265)	$270,136

December 31, 2016
Debt securities (corporate and government)	$156,330	$—	$(127)	$156,203

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

At December 31, 2017 and 2016, our Level 2 corporate debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.  Our long term investments classified as Level 1 were valued using the unadjusted closing stock price on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period.  During the year ended December 31, 2017, we transferred long term investments from Level 2 to Level 1 due to the lapse of marketability restrictions. The investments are now valued using the unadjusted closing stock price on The Nasdaq Stock Market.  There were no transfers out of Level 1 to Level 2 during the period.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$899,509	$—	$—	$899,509
Debt securities (corporate and government)	—	270,136	—	270,136
Long term investments (Note 6)	134,356	—	—	134,356
Total assets	$1,033,865	$270,136	$—	$1,304,001

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Contingent consideration (Note 2)	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a roll forward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2017	$301,000
Contingent consideration earned during the period but not yet paid	(6,618)
Payments made during the period	(15,086)
Change in fair value of contingent consideration	7,704
Balance at December 31, 2017	$287,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that was under development until discontinued in the third quarter of 2017. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the contingent consideration during the period ending December 31, 2017 is due primarily to the passage of time and a benefit of $24.0 million recorded during the third quarter related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

We make payments to ARIAD quarterly based on the royalties or any additional milestone payments earned in the previous quarter.  As of December 31, 2017, contingent consideration earned but not yet paid was $6.6 million and included in accrued and other current liabilities.

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

Net realized loss of $0.2 million from the sale of marketable securities was included in “Interest and other income, net” on the consolidated statements of operations for the year ended December 31, 2016.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2017, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis. During the year ended December 31, 2016, non-recurring fair value measurements related to the fair value of intangible assets and inventory acquired in the Acquisition which are discussed in further detail in Note 2.

Note 4. Concentrations of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Milestone and
	Contract Revenues for the
	Years Ended,
	December 31,
	2017	2016	2015
Collaboration Partner A	37%	40%	83%
Collaboration Partner B	63%	60%	17%

Collaboration Partner A and Collaboration Partner B comprised, in the aggregate, 47% and 23% of the accounts receivable balance as of December 31, 2017 and 2016, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2017	2016	2015
Customer A	24%	25%	28%
Customer B	15%	17%	19%
Customer C	13%	13%	13%
Customer D	8%	9%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised, in the aggregate, 25% and 41% of the accounts receivable balance as of December 31, 2017 and 2016, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

Note 5. Inventory

Our inventory balance consists of the following:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,062	$109
Work-in-process	8,615	15,084
Finished goods	4,771	4,106
	14,448	19,299
Inventories-current	6,482	4,106
Inventories-non-current	$7,966	$15,193

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work-in-process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, resulted in a higher cost of ICLUSIG revenues over a one year period from the acquisition date. At December 31, 2017, $6.5 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2017, $8.0 million of inventory was classified as non‑current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

JAKAFI raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 36 months from the start of manufacturing of the finished goods. ICLUSIG raw materials and work-in-process inventory is not subject to expiration and the shelf life for finished goods inventory is 24 months from the start of manufacturing of the finished goods.  We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Note 6. License Agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back‑up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back‑up compounds in all indications. We retained options to co‑develop and to co‑promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $60.0 million for the achievement of sales milestones through December 31, 2017.

During the year ended December 31, 2017, under this agreement, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million.  In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer. In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone payment under this agreement for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose‑escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the years ended December 31, 2017, 2016 and 2015, such royalties payable to Novartis on net sales within the United States totaled $50.5 million, $36.8 million and $24.4 million, respectively, and are reflected in cost of product revenues on the consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

The Novartis agreement will continue on a program‑by‑program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program‑by‑program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the ex-U.S. license for ruxolitinib and (ii) our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera/essential thrombocythemia. We concluded that these deliverables should be accounted for as a single unit of accounting and the $150.0 million upfront payment received in December 2009 and the immediate $60.0 million milestone payment received in January 2010 should be recognized on a straight-line basis through December 2013, when we estimated we would complete our obligations in connection with our participation on the joint development committee for myelofibrosis and polycythemia vera, our estimated performance period under the agreement. We completed this substantive performance obligation related to this arrangement in December 2013.

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At December 31, 2017 and 2016, $1.6 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were net of $3.0 million, $0.7 million, and $1.6 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement was $65.0 million, $45.0 million and $65.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, for the years ended December 31, 2017, 2016 and 2015, we recorded $151.7 million, $110.7 million and $74.8 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2017 and 2016, $47.7 million and $33.3 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back‑up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $129.0 million for the achievement of development milestones and $135.0 million for the achievement of regulatory milestones through December 31, 2017.

In April 2017, we and Lilly announced that the FDA had issued a complete response letter for the New Drug Application of baricitinib as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that the FDA was unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. In December 2017, Lilly announced that the NDA for baricitinib had been resubmitted and included new safety and efficacy data. The FDA classified the application as a Class II resubmission, which started a new six-month review cycle.

During the year ended December 31, 2017, under this agreement, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, a $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis.  In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In January 2017, we exercised our co-development options in psoriatic arthritis and atopic dermatitis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis were $40.8 million, $27.3 million and $36.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co‑development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co‑development option. In addition, even if we have started co‑development funding for any indication, we can at any time opt out and stop future co‑development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental, pro‑rated royalty commensurate with our contribution to the total co‑development cost for those indications for which we co‑funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

We determined that there were two deliverables under the agreement: (i) the worldwide license and (ii) our obligations in connection with a co‑development option. We concluded that these deliverables should be accounted for as a single unit of accounting and the $90.0 million upfront payment should be recognized on a straight-line basis as revenue through December 2016, our estimated performance period under the agreement.  We completed our substantive performance obligation related to this arrangement in December 2016.

Milestone and contract revenue under the Lilly agreement was $110.0 million, $67.5 million and $12.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015. In addition, for the year ended December 31, 2017, we recorded $9.1 million of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.  At December 31, 2017, $4.6 million of product royalties were included in accounts receivable on the consolidated balance sheets.

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

Pfizer

In January 2006, we entered into a Collaborative Research and License Agreement with Pfizer for the pursuit of our CCR2 antagonist program. Pfizer gained worldwide development and commercialization rights to our portfolio of CCR2 antagonist compounds. Pfizer’s rights extend to the full scope of potential indications, with the exception of multiple sclerosis and autoimmune nephritides, where we retained worldwide rights, along with certain compounds. In the absence of activity on the portfolio, we and Pfizer are currently reviewing strategic options for disposition.

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. The agreement became effective on February 18, 2015, upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon closing of the agreement, we paid Agenus total consideration of $60.0 million.  Of the $60.0 million, $39.8 million was allocated to our stock purchase in Agenus Inc. and was recorded as a long term investment on the consolidated balance sheets and $20.2 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2015.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The Nasdaq Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a net fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the consolidated balance sheets and $20.5 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 18% of the outstanding shares of Agenus Inc. common stock as of December 31, 2017. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2017, 2016 and 2015, we recorded an unrealized loss of $13.6 million, $3.3 million and $4.6 million, respectively, based on the change in the market price of Agenus Inc.’s common stock from the date of purchase. The fair market value of our long term investment in Agenus Inc. as of December 31, 2017 and 2016 was $57.9 million and $32.0 million, respectively.

Research and development expenses for the years ended December 31, 2017, 2016 and 2015, also included $19.5 million, $17.5 million and $14.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At December 31, 2017 and 2016, a total of $3.2 million and $11.4 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheet.

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Jiangsu Hengrui Medicine Co., Ltd. (“Hengrui”). Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds. Under the terms of this agreement, we paid Hengrui an upfront payment of $25.0 million in 2015 which was recorded in research and development expense on the consolidated statement of operations. Hengrui was also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui was eligible to receive tiered royalties in the high single-digits to mid-double digits based on net sales in our territories. Each company was responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in its respective territories. In February 2018, Incyte and Hengrui agreed to terminate the collaboration, pursuant to the terms of the License and Collaboration Agreement.

Research and development expenses for the years ended December 31, 2017, 2016 and 2015, included $3.2 million, $9.8 million and $0.5 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

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

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million, which is recorded in research and development expense on the consolidated statement of operations.  For each program as to which Merus does not have commercialization or co-development rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which Merus chose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.  For Program 1, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the consolidated balance sheets and $7.2 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  The fair market value of our total long term investment in Merus as of December 31, 2017 was $62.1 million.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of December 31, 2017, we owned approximately 17% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the year ended December 31, 2017, we recorded an unrealized loss of $10.7 million, based on the change in fair value of Merus’ common stock from the date of purchase.

Research and development expenses for the year ended December 31, 2017 included $6.5 million of additional development costs incurred pursuant to the Merus agreement. At December 31, 2017, a total of $2.1 million of such costs were included in accrued and other liabilities on the consolidated balance sheet.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1,720,430 common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the consolidated balance sheets and $41.4 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2017. The fair market value of our long term investment in Calithera as of December 31, 2017 was $14.4 million.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2017, we owned approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera.  As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, we are accounting for our shares held in Calithera as an available-for-sale investment, whereby the investment is marked to market each period with unrealized gains and losses recorded in accumulated other comprehensive income (loss).  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying balance sheet.  For the year ended December 31, 2017, we recorded an unrealized gain of $2.8 million within other comprehensive income (loss) based on the change in fair value of Calithera’s common stock from the date of purchase.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which is recorded in research and development expense on our consolidated statement of operations during the year ended December 31, 2017. Research and development expenses for the year ended December 31, 2017 also included $23.4 million of additional development costs incurred pursuant to the Calithera agreement. At December 31, 2017, a total of $0.9 million of such costs were included in accrued and other liabilities on the consolidated balance sheet.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ MGA012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of MGA012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with MGA012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of MGA012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million which is recorded in research and development expense on our consolidated statement of operations. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

The MacroGenics agreement will continue until we are no longer commercializing, developing or manufacturing MGA012 or, if earlier, the termination of the agreement in accordance with its terms.  The agreement may be terminated in its entirety or on a licensed product by licensed product basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.

Note 7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016
	(in thousands)
Office equipment	$14,674	$9,243
Laboratory equipment	48,807	37,203
Computer equipment	51,351	38,184
Land	5,350	4,125
Building and leasehold improvements	214,245	130,734
	334,427	219,489
Less accumulated depreciation and amortization	(74,664)	(51,810)
Property and equipment, net	$259,763	$167,679

Depreciation expense, including amortization expense of leasehold improvements, was $24.6 million, $14.2 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In April 2016, we completed our purchase of the previously leased land and building comprising approximately 190,000 square feet of laboratory and office space located in Wilmington, Delaware.  We previously accounted for the lease as a direct financing arrangement.  In total, upon completion of the purchase, we paid $81.3 million, including closing costs, for the purchase of the land and building and our direct financing obligation related to the lease was relieved. We recorded the difference between the amount paid for the purchase of the land and building ($81.3 million) and the remaining direct financing obligation on the purchase date ($45.9 million) as property and equipment. A total of $3.8 million was allocated to land and the remaining $31.6 million was allocated to buildings and leasehold improvements, which we estimated using the assistance of a third-party valuation specialist. The land is not being amortized and we are depreciating the building over its estimated useful life of 40 years. In addition, the restricted investments related to the direct financing lease were released upon closing of the agreement of sale.

In September 2016, we entered into two agreements to purchase two buildings at 1701 Augustine Cut-off in Wilmington, Delaware.  The purchase closed in March 2017 for a total purchase price of approximately $8.1 million, consisting of $1.2 million of land and $6.9 million of buildings and leasehold improvements, which we estimated using the assistance of a third-party valuation specialist.

In October 2017, we completed the construction of a 154,000 square foot office building located in Wilmington, Delaware totaling approximately $91.3 million and are depreciating the building over its estimated useful life of 40 years.

Note 8. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

			Balance at December 31, 2017		Balance at December 31, 2016
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP(1)	12.5	$271,000	$34,099	$236,901	$271,000	$12,563	$258,437
Indefinite-lived intangible assets:
Acquired IPR&D(1)	N/A	—	—	—	12,000	—	12,000
		$271,000	$34,099	$236,901	$283,000	$12,563	$270,437

(1) We acquired certain intangible assets as part of the Acquisition, as described further in Note 2. During the third quarter of 2017, we wrote-off the acquired IPR&D asset of $12.0 million due to the discontinuation of the OPTIC-2L study. The write-off of the IPR&D asset was recorded in research and development expense on the consolidated statements of operations.

Amortization expense was $21.5 million and $12.6 million for the years ended December 31, 2017 and 2016, respectively, and is recorded in cost of product revenues on the consolidated statement of operations.  Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$129,221

Goodwill

The changes to the carrying amount of goodwill for years ended December 31, 2017 and 2016 were as follows (in thousands):

Goodwill
Balance, January 1, 2016	$—
Additions (Note 2)	155,725
Adjustments	(132)
Balance, December 31, 2016	$155,593
Additions	—
Adjustments	—
Balance, December 31, 2017	$155,593

Note 9. Convertible Notes

The components of the convertible notes were as follows (in thousands):

			Carrying Amount
	Interest Rates		December 31,
Debt	December 31, 2017	Maturities	2017	2016
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,393	$340,916
1.25% Convertible Senior Notes due 2020	1.25%	2020	16,608	310,565
			24,001	651,481
Less current portion			7,393	—
			$16,608	$651,481

Annual maturities of all convertible notes are as follows (in millions):

2018	$7.7
2019	—
2020	19.1
2021	—
Thereafter	—
$26.8

The carrying amount and fair value of our convertible notes were as follows (in thousands):

	December 31,
	2017		2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,393	$14,129	$340,916	$749,988
1.25% Convertible Senior Notes due 2020	16,608	35,431	310,565	761,300
	$24,001	$49,560	$651,481	$1,511,288

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

On November 14, 2013, we issued, in a private placement, $375.0 million aggregate principal amount of the 2018 Notes and $375.0 million aggregate principal amount of the 2020 Notes. Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the “Baker Entities”), purchased $250.0 million aggregate principal amount of the 2018 Notes and $250.0 million aggregate principal amount of the 2020 Notes in this private placement. As of December 31, 2016, the Baker Entities owned $259.0 million and $274.5 million aggregate principal amounts of the 2018 and 2020 Notes, respectively, which were exchanged in 2017 for shares of common stock as described below. The 2018 Notes bear interest at a rate of 0.375% per annum and the 2020 Notes bear interest at a rate of 1.25% per annum, in each case payable semi‑annually in arrears in cash on May 15 and November 15, beginning on May 15, 2014. The 2018 Notes will mature on November 15, 2018 and the 2020 Notes will mature on November 15, 2020, in each case unless earlier purchased or converted. We may not redeem the Notes prior to their relevant scheduled maturity dates.

Prior to May 14, 2014, the 2018 and 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 and 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the

“measurement period”) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On January 1, 2018, the 2018 and 2020 Notes became convertible through at least March 31, 2018, based on the meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended December 31, 2017 as described in (1) above. The 2018 Notes will mature in November 2018, and accordingly, are classified in short term liabilities on the consolidated balance sheet at December 31, 2017. The 2020 Notes are reflected in long term liabilities on the consolidated balance sheet at December 31, 2017 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

The initial conversion rate for the 2018 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The initial conversion rate for the 2020 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The conversion rate for each series of the 2018 and 2020 Notes will be subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest. Upon the occurrence of certain fundamental changes, the holders of the 2018 and 2020 Notes may require us to purchase all or a portion of their 2018 and 2020 Notes for cash at a price equal to 100% of the principal amount of the 2018 and 2020 Notes, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date. In addition, if, and to the extent, a holder elects to convert any 2018 or 2020 Note in connection with a make‑whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock.

Since the 2018 and 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we determined the embedded conversion options in the 2018 and 2020 Notes are not required to be separately accounted for as a derivative. However, since the 2018 and 2020 Notes are within the scope of the accounting guidance for cash convertible instruments, we are required to separate the 2018 and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not re‑measured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity.

The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018 Notes is being amortized to interest expense over the term of the 2018 Notes, using the effective interest method. The carrying value of the 2018 Notes was $7.4 million and $340.9 million, respectively, (net of $0.3 million and $34.1 million of debt discount and issuance costs, respectively) at December 31, 2017 and December 31, 2016.

The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the 2020 Notes, using the effective interest method. The carrying value of the 2020 Notes was $16.6 million and $310.6 million, respectively, (net of $2.5 million and $64.2 million debt discount and issuance costs, respectively) at December 31, 2017 and December 31, 2016.

During the year ended December 31, 2017, we entered into separately negotiated agreements with certain holders of the 2018 Notes pursuant to which such holders agreed to exchange a total of $367.2 million in aggregate principal amount of the 2018 Notes for the shares of our common stock into which the 2018 Notes were originally convertible, aggregating 7.1 million shares, an additional 0.1 million of premium shares (equivalent to $12.6 million in value) and $2.0 million in cash. Similarly we entered into separately negotiated agreements with certain holders of the 2020 Notes pursuant to which such holders agreed to exchange a total of $355.6 million in aggregate principal amount of the 2020 Notes for the shares of our common stock into which the 2020 Notes were originally convertible, aggregating 6.9 million shares, an additional 0.2 million of premium shares (equivalent to $26.8 million in value) and $7.0 million in cash. Included in the agreements were those with the Baker Entities, which agreed to exchange $259.0 million in aggregate principal amount of the 2018 Notes and $274.5 million in aggregate principal amount of the 2020 Notes for an aggregate of 10.6 million shares.

Pursuant to the guidance within the ASC 470-20-40-20, we measured the difference between the fair value and carrying value of the liability portion of the 2018 and 2020 Notes which resulted in recording expense related to senior note conversions of $1.4 million related to the 2018 Notes and $5.1 million related to the 2020 Notes.  The estimated fair value of the debt component was determined using a valuation model which is subject to judgement.  Assumptions used within the valuation model include an estimated credit rating and an estimated market-based cost of debt.  These assumptions were used to perform a discounted cash flow analysis on the future interest and principal payments to determine the estimated fair value of the debt at inducement.

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $48.4 million and is also included within expense related to senior note conversions on the consolidated statement of operations during the year ended December 31, 2017.

Note 10. Stockholders’ Deficit

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2017 and 2016. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

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

Stock Compensation Plans.  As of December 31, 2017, we had reserved a total of 13,512,446 shares of our common stock for future issuance related to our stock plans as described below.

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2016	6,327,138	11,504,572	$48.40
Options granted	(2,562,773)	2,562,773	$119.48
Options exercised	—	(2,715,456)	$30.50
Options cancelled	145,336	(145,336)	$97.30
Balance at December 31, 2017	3,909,701	11,206,553	$68.36

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

Options to purchase a total of 7,250,283, 7,995,735 and 8,239,929 shares as of December 31, 2017, 2016 and 2015, respectively, were exercisable and vested. The aggregate intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 were $264.2 million, $137.0 million and $416.3 million, respectively. At December 31, 2017 the aggregate intrinsic value of options outstanding and vested options are $362.8 million and $362.0 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2017 for the 2010 Plan:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$2.80 - $17.79	1,460,251	0.94	$16.13	1,460,251	$16.13
$17.89 - $18.30	105,542	1.50	18.12	105,542	18.12
$18.32 - $18.32	1,634,218	2.09	18.32	1,634,218	18.32
$18.97 - $64.55	1,605,405	3.16	47.54	1,605,405	47.54
$67.06 - $73.21	1,168,504	4.80	73.09	828,825	73.06
$73.29 - $85.49	1,137,905	8.02	82.88	508,487	82.45
$88.46 - $95.54	198,735	7.72	91.49	81,033	90.38
$95.76 - $95.76	1,161,545	5.75	95.76	539,083	95.76
$101.00 - $109.68	262,613	7.42	106.54	154,362	107.32
$113.64 - $138.52	2,471,835	9.13	120.26	333,077	115.11
	11,206,553			7,250,283

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

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one‑sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of December 31, 2017, a total of 200,000 RSUs granted to Mr. Hoppenot vested, leaving 200,000 RSUs outstanding.

We did not grant any PSUs during the years ended December, 31, 2015, 2016 or 2017.  We granted a total of 55,326 PSUs during the year ended December 31, 2014.  At December 31, 2016, we recognized stock compensation expense for these awards if the performance conditions were deemed probable of achievement at that date.  For PSUs, containing performance conditions which were not deemed probable of achievement at December 31, 2016, no stock compensation expense was recognized for these awards.  The actual number of shares of our common stock into which each PSU converted was at a multiplier of 100% based on the performance conditions achieved as of December 31, 2016. As of December 31, 2017, all PSUs had vested and were released.

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

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2016	1,146,152	1,246,570	$82.05
RSUs granted	(427,668)	427,668	$124.87
RSUs cancelled	50,718	(50,718)	$90.21
RSUs released	—	(401,484)	$125.83
PSUs released	—	(43,376)	$122.16
Balance at December 31, 2017	769,202	1,178,660	$98.88

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the “ESPP”). Each regular full‑time and part‑time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 157,277, 126,648 and 194,453 shares under the ESPP in 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, we recorded stock compensation expense of $3.2 million, $2.4 million and $2.4 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2017, 927,233 shares remain available for issuance under the ESPP.

Note 11. Stock Compensation

We recorded $133.1 million, $96.2 million and $69.9 million, respectively, of stock compensation expense for the years ended December 31, 2017, 2016 and 2015. We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted‑average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Average risk-free interest rates	1.80%	1.30%	1.35%	1.53%	0.90%	0.81%
Average expected life (in years)	5.25	4.99	5.03	0.50	0.50	0.50
Volatility	49%	50%	49%	38%	48%	55%
Weighted-average fair value (in dollars)	53.41	39.35	34.55	19.42	18.82	16.26

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

Total compensation cost of options granted but not yet vested, as of December 31, 2017, was $95.2 million, which is expected to be recognized over the weighted average period of 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2017, was $55.9 million, which is expected to be recognized over the weighted average period of 1.4 years.

Note 12. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$36,493	$272,574	$110,560
Non-U.S.	(348,783)	(165,170)	(103,004)
Income (loss) before income taxes	$(312,290)	$107,404	$7,556

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
State	$486	$2,700	$1,025
Foreign	1,171	482	—
	1,657	3,182	1,025
Deferred:
State	(805)	—	—
Foreign	—	—	—
	(805)	—	—
Total provision for income taxes	$852	$3,182	$1,025

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision (benefit) at U.S. federal statutory rate	$(109,302)	$37,591	$2,645
Unbenefited net operating losses and tax credits	(99,254)	(47,410)	(29,424)
Non-deductible amortization of debt discount	—	—	1,087
Excess tax benefits related to share-based compensation	(81,021)	(29,541)	—
Deferred tax impact of Tax Cuts and Jobs Act of 2017	196,751	—	—
Foreign tax rate differential	86,777	39,975	21,443
Non-deductible officer compensation	6,351	2,061	4,696
Other	550	506	578
Provision for income taxes	$852	$3,182	$1,025

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$259,189	$481,155
Federal and state research credits	333,311	250,324
Capitalized research and development	37,044	18,618
Deferred revenue and accruals	11,721	9,882
Non-cash compensation	44,647	56,370
Contingent consideration	41,831	32,500
Intangibles, net	94,249	—
Other	25,724	19,533
Total gross deferred tax assets	847,716	868,382
Less valuation allowance for deferred tax assets	(834,783)	(820,233)
Net deferred tax assets	$12,933	$48,149

Deferred tax liabilities:
Property and equipment	$(11,463)	$(7,761)
Intangibles, net	—	(5,337)
Equity component of 2018 Notes and 2020 Notes	(665)	(35,051)
Total gross deferred tax liabilities	(12,128)	(48,149)
Net deferred income taxes	$805	$—

As of December 31, 2017, the Company has NOL carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
Federal	$862,876	2024 through 2037
State	504,535	2024 through 2037
Foreign	420,725	2020 through 2024
Research and development credit carryforwards
Federal	154,135	2018 through 2037
State	21,577	Indefinite
Orphan drug tax credit carryforwards	181,480	2029 through 2037

Our ability to utilize our federal and state NOLs may be limited under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes annual limitations on the utilization of NOL carryforwards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). We have completed a Section 382 analysis through the year ended December 31, 2017. Based on this analysis, our NOLs and other tax attributes accumulated through 2017 should not be limited under Section 382.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code.  The Act contains numerous provisions impacting corporate taxpayers. Changes include a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and temporary full expensing of certain business assets.  We have recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to additional analysis, changes in interpretations and assumptions, and additional regulatory guidance that may be issued. The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The valuation allowance for deferred tax assets increased by approximately $14.6 million during the year ended December 31, 2017, increased by approximately $277.3 million during the year ended December 31, 2016 and decreased by approximately $126.2 million during the year ended December 31, 2015.  Upon enactment of the Act, the Company remeasured its U.S. deferred tax assets and liabilities at the applicable tax rate of 21%.  The remeasurement resulted in a total decrease in these net assets of $197.0 million, which was fully offset by a corresponding valuation allowance reduction.

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

Based upon the Company’s analysis of its historical operating results, as well as projections of the Company’s future taxable income (losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of its U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of December 31, 2017. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, we would recognize a tax benefit of $18.0 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$10,798	$836
Additions related to prior periods tax positions	2,571	6,740
Reductions related to prior periods tax positions	(821)	—
Additions related to current period tax positions	5,555	2,652
Acquisitions	—	570
Reductions due to lapse of applicable statute of limitations	(81)	—
Balance at end of year	$18,022	$10,798

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of December 31, 2017 and 2016, we accrued interest and penalties of $0.3 million.  Due to NOL and tax credit carry forwards that remain unutilized, U.S. federal and state income tax returns remain subject to examination for three years after utilization of that year’s NOL carryforward.  The earliest year which generated an NOL included in our current NOL carryforward is 2004 for U.S. federal tax purposes.  All tax years for our foreign subsidiaries are open to audit in their respective jurisdictions.

Note 13. Net Income (Loss) Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and common shares issuable upon conversion of the 2018 Notes and 2020 Notes using the if-converted method.  Common shares issuable upon conversion of the 2018 Notes and 2020 Notes were excluded from the diluted net income (loss) per share computation for all periods presented as their share effect was anti-dilutive.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended
	December 31,
(in thousands, except per share data)	2017	2016	2015
Basic Net Income (Loss) Per Share
Basic net income (loss)	$(313,142)	$104,222	$6,531
Weighted average common shares outstanding	204,580	187,873	179,601

Basic net income (loss) per share	$(1.53)	$0.55	$0.04
		0	0
Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(313,142)	$104,222	$6,531
Weighted average common shares outstanding	204,580	187,873	179,601

Dilutive stock options and RSUs	—	6,252	7,701

Weighted average shares used to compute diluted net income (loss) per share	204,580	194,125	187,302

Diluted net income (loss) per share	$(1.53)	$0.54	$0.03

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2017	2016	2015
Outstanding stock options and awards	12,585,213	2,792,424	494,468
Common shares issuable upon conversion of the 2018 Notes	149,375	7,245,149	7,245,263
Common shares issuable upon conversion of the 2020 Notes	368,939	7,241,284	7,241,361
Total potential common shares excluded from diluted net income (loss) per share computation	13,103,527	17,278,857	14,981,092

Note 14. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all domestic employees and defined contribution plans for other Incyte employees in Europe. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $8.9 million, $6.6 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Included in the 2017 and 2016 defined contribution expense is $1.0 million and $0.3 million, respectively, of expense related to matching contributions under the European defined contribution plans.

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

The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2017 for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 2.00% and long-term expected return on plan assets of 0.75%. The 2017 net periodic benefit cost for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 1.50% and long-term expected return on plan assets of 0.75%. The benefit obligation at December 31, 2016 for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 1.50% and long-term expected return on plan assets of 0.75%.  The 2016 net periodic benefit cost for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 1.50% and long-term expected return on plan assets of 0.75%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Benefit obligation, beginning of year	$23,787	$—
Benefit obligations acquired / established	—	17,591
Employer service cost	2,836	1,225
Interest cost	190	76
Plan participants' contributions	1,101	536
Actuarial loss	4,514	2,249
Plan change	1,430	—
Benefit payments from fund	2,853	2,548
Expenses paid from assets	(36)	(20)
Translation (gain) loss	909	(418)
Benefit obligation, end of year	37,584	23,787

Fair value of plan assets, beginning of year	16,699	—
Fair value of plan assets acquired / established	—	12,598
Actual return on plan assets	88	100
Employer contributions	2,891	1,323
Plan participants' contributions	1,101	536
Benefit payments from fund	2,853	2,548
Expenses paid from assets	(36)	(20)
Translation (gain) loss	595	(386)
Fair value of plan assets, end of year	24,191	16,699

Unfunded liability, end of year	$13,393	$7,088

The accumulated benefit obligation is $33.1 million and $22.6 million as of December 31, 2017 and 2016, respectively. The unfunded liability is reported in other liabilities on the consolidated balance sheet as of December 31, 2017 and 2016.

The net periodic benefit cost for the year ended December 31, 2017 and 2016 was as follows (in thousands):

	2017	2016
Service cost	$2,836	$1,225
Interest cost	190	76
Expected return on plan assets	(138)	(59)
Amortization of prior service cost	154	—
Amortization of actuarial losses	141	—
Net periodic benefit cost	$3,183	$1,242

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive loss for the year ended December 31, 2017 and 2016 were as follows, net of tax (in thousands):

	2017	2016
Pension liability in other comprehensive loss, beginning of year	$2,750	$—
Plan change	1,276	506
Net prior service costs	(140)	—
Net loss	4,564	2,244
Pension liability in other comprehensive loss, end of year	$8,450	$2,750

The prior service cost for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.2 million.  The actuarial loss for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.3 million.

We expect to contribute a total of $3.2 million to the pension plans in 2018. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$1,312
2019	1,418
2020	1,496
2021	1,727
2022	1,801
2023-2027	10,435
Total	$18,189

Note 15. Commitments and Contingencies

Rent expense for all leases for the years ended December 31, 2017, 2016 and 2015, was approximately $8.2 million, $5.4 million and $1.3 million, respectively.

As of December 31, 2017, future non‑cancelable minimum payments under operating, direct financing and capital leases were as follows:

Year Ended December 31,	Operating Leases	Capital Lease
	(in millions)	(in millions)
2018	$11.5	$0.5
2019	6.2	0.1
2020	2.3	—
2021	0.7	—
2022	0.3	—
Thereafter	0.1	—
Total minimum lease payments	$21.1	$0.6

We lease approximately 160,000 square feet of office space in Chadds Ford, Pennsylvania, approximately 100,000 square feet of laboratory and office space in Wilmington, Delaware and approximately 63,000 square feet of office space in Europe and Japan.

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

During the year ended December 31, 2017, total revenues generated by subsidiaries in the United States was $1.5 billion and total revenues generated from subsidiaries in Europe was $66.9 million.  During the year ended December 31, 2016, total revenues generated by subsidiaries in the United States was $1.1 billion and total revenues generated from subsidiaries in Europe was $29.6 million.  For the year ended December 31, 2017, product revenues, net consisted of $1.1 billion of JAKAFI product revenues, net and $66.9 million of ICLUSIG product revenues, net.  For the year ended December 31, 2016, product revenues, net consisted of $852.8 million of JAKAFI product revenues, net and $29.6 million of ICLUSIG product revenues, net.  For the year ended December 31, 2015, all revenues were generated in the United States and all product revenues, net were from JAKAFI sales.  As of December 31, 2017, property and equipment, net was approximately $252.4 million in the United States and approximately $7.4 million in Europe. As of December 31, 2016, property and equipment, net was approximately $165.0 million in the United States and approximately $2.7 million in Europe.

Note 17. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2017 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(1)	$384,082	$326,444	$381,534	$444,156
Net income (loss)	$(187,083)	$(12,484)	$36,054	$(149,629)
Basic net income (loss) per share	$(0.96)	$(0.06)	$0.17	$(0.71)
Diluted net income (loss) per share	$(0.96)	$(0.06)	$0.17	$(0.71)
Shares used in computation of basic net income (loss) per share	195,260	205,141	206,796	211,125
Shares used in computation of diluted net income (loss) per share	195,260	205,141	212,610	211,125

	Fiscal 2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(2)	$263,464	$246,288	$269,469	$326,498
Net income	$24,047	$34,425	$36,877	$8,873
Basic net income per share	$0.13	$0.18	$0.20	$0.05
Diluted net income per share	$0.12	$0.18	$0.19	$0.05
Shares used in computation of basic net income per share	187,184	187,682	188,029	188,598
Shares used in computation of diluted net income per share	192,625	193,015	194,265	195,187

(1)

The quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 include $264.8 million, $291.7 million, $322.0 million, and $321.8 million, respectively, of product revenues, net, relating to JAKAFI and ICLUSIG. The quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 include $29.2 million, $34.8 million, $44.5 million and $52.3 million, respectively, of product royalty revenues related to the sale of JAKAVI and OLUMIANT outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 include $90.0 million, $0.0 million, $15.0 million and $70.0 million, respectively, of milestone and contract revenues relating to these agreements.

(2)

The quarter ended March 31, 2016 includes $183.3 million of product revenues, net, relating to JAKAFI. The quarters ended June 30, 2016, September 30, 2016 and December 31, 2016 include $212.1 million, $236.6 million and $250.4 million, respectively, of product revenues, net, relating to JAKAFI and ICLUSIG. The quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 include $21.9 million, $26.0 million, $29.6 million and $33.2 million, respectively, of product royalty revenues related to the sale of JAKAVI outside the

United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 include $58.2 million, $8.2 million, $3.2 million and $42.9 million, respectively, of milestone and contract revenues relating to these agreements.

Note 18. Subsequent Events

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. We also entered into a related stock purchase agreement with Syros.

We paid Syros $2.5 million in cash for access to proprietary technology and $7.5 million in cash for research and development services which will be recorded in research and development expense, and $10.0 million for the purchase of common stock at $12.61 per share which will be recorded as a long term investment.

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

Changes in internal control over financial reporting.    There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on Internal Control over Financial Reporting

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Incyte Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/  Ernst & Young LLP

Philadelphia, Pennsylvania

February 15, 2018

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders to be held on May 1, 2018 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” contained in the Proxy Statement.

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

3(ii)	Bylaws of the Company, as amended as of November 15, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
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

10.1#	1993 Directors’ Stock Option Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.2#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.3#

Form of Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

Exhibit Number	Description of Document
10.4#

Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.5#

Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.6#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.7#

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

10.9#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.10#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.11#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), David W. Gryska (effective as of October 31, 2014), Steven H. Stein (effective as of March 2, 2015), and Vijay K. Iyengar (effective as of May 9, 2016) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.13#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.13.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).
10.13.2#

Amendment, dated as of April 13, 2015, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.14#

Restricted Stock Unit Award Agreement between the Company and Hervé Hoppenot dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.15†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.15.1†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.16†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.16.1†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

Exhibit Number	Description of Document
10.16.2†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.16.3†

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.17†

License, Development and Commercialization Agreement, dated as of January 9, 2015, by and among the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.17.1†

First Amendment, dated as of February 14, 2017, to License, Development and Commercialization Agreement entered into as of January 9, 2015, by and among the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus Inc. and Agenus Switzerland Inc. (f/k/a 4-Antibody AG) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.18†

Stock Purchase Agreement, dated as of February 14, 2017, between the Company and Agenus Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.19†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.20†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.21†

Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V. (incorporated by reference to Exhibit 10.27 to Amendment No. 2 on Form 10-K/A  to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.22†

Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V. (incorporated by reference to Exhibit 10.28 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.23†*	Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc.
10.24

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

12.1*	Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 130 of this Form 10-K).
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description of Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

Date: February 15, 2018

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

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2018
Hervé Hoppenot

/s/ David W. Gryska	Chief Financial Officer (Principal Financial Officer)	February 15, 2018
David W. Gryska

/s/ Paul Trower	VP, Finance (Principal Accounting Officer)	February 15, 2018
Paul Trower

/s/ Julian C. Baker	Director	February 15, 2018
Julian C. Baker

/s/ Jean‑Jacques Bienaimé	Director	February 15, 2018
Jean‑Jacques Bienaimé

/s/ Paul A. Brooke	Director	February 15, 2018
Paul A. Brooke

/s/ Paul J. Clancy	Director	February 15, 2018
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 15, 2018
Wendy L. Dixon

/s/ Jacqualyn A. Fouse	Director	February 15, 2018
Jacqualyn A. Fouse

/s/ Paul A. Friedman	Director	February 15, 2018
Paul A. Friedman