Form 10-Q
period 2018-03-31
INCYTE CORP
filed 2018-05-01
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 211,969,163 as of April 24, 2018.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2018	2017*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$894,427	$899,509
Marketable securities—available-for-sale	276,632	270,136
Accounts receivable	220,190	266,299
Inventory	4,632	6,482
Prepaid expenses and other current assets	73,674	62,428
Total current assets	1,469,555	1,504,854

Restricted cash and investments	947	925
Long term investments	165,972	134,356
Inventory	7,937	7,966
Property and equipment, net	264,610	259,763
Other intangible assets, net	231,517	236,901
Goodwill	155,593	155,593
Other assets, net	9,881	2,224
Total assets	$2,306,012	$2,302,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,115	$67,671
Accrued compensation	51,349	74,550
Interest payable	100	33
Accrued and other current liabilities	219,873	198,901
Convertible senior notes	7,460	7,393
Acquisition-related contingent consideration	28,175	26,848
Total current liabilities	381,072	375,396

Convertible senior notes	16,811	16,608
Acquisition-related contingent consideration	258,825	260,152
Other liabilities	21,260	19,797
Total liabilities	677,968	671,953

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 211,888,186 and 211,262,906 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	212	211
Additional paid-in capital	3,666,346	3,627,433
Accumulated other comprehensive loss	(10,122)	(7,010)
Accumulated deficit	(2,028,392)	(1,990,005)
Total stockholders’ equity	1,628,044	1,630,629
Total liabilities and stockholders’ equity	$2,306,012	$2,302,582

*   The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product revenues, net	$334,505	$264,807
Product royalty revenues	47,716	29,221
Milestone revenues	—	90,000
Other revenues	61	54

Total revenues	382,282	384,082

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	18,106	14,824
Research and development	303,103	407,920
Selling, general and administrative	121,498	87,229
Change in fair value of acquisition-related contingent consideration	6,685	7,356

Total costs and expenses	449,392	517,329

Loss from operations	(67,110)	(133,247)
Other income (expense), net	4,462	1,147
Interest expense	(385)	(5,939)
Unrealized gain (loss) on long term investments	22,679	(5,814)
Expense related to senior note conversions	—	(54,130)

Loss before provision (benefit) for income taxes	(40,354)	(197,983)

Provision (benefit) for income taxes	786	(10,900)

Net loss	$(41,140)	$(187,083)

Basic and diluted net loss per share	$(0.19)	$(0.96)

Shares used in computing basic and diluted net loss per share	211,681	195,260

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(41,140)	$(187,083)

Other comprehensive income (loss):
Foreign currency translation	35	(7)
Unrealized loss on marketable securities, net of tax	(505)	(34)
Unrealized gain on long term investment, net of tax (Note 2)	—	8,258
Defined benefit pension obligations, net of tax	111	46
Other comprehensive income (loss)	(359)	8,263

Comprehensive loss	$(41,499)	$(178,820)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(41,140)	$(187,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,424	15,027
Stock-based compensation	36,224	30,613
Expense related to senior note conversions	—	54,130
Other, net	87	71
Unrealized (gain) loss on long term investments	(22,679)	5,814
Change in fair value of acquisition-related contingent consideration	6,685	7,356
Changes in operating assets and liabilities:
Accounts receivable	46,109	(96,217)
Prepaid expenses and other assets	(18,922)	(25,094)
Inventory	1,879	790
Accounts payable	6,444	10,728
Accrued and other liabilities	(7,273)	10,227
Net cash provided by (used in) operating activities	20,838	(173,638)
Cash flows from investing activities:
Purchase of long term investments	(8,937)	(123,891)
Capital expenditures	(12,590)	(20,967)
Purchases of marketable securities	(38,033)	(106,271)
Sale and maturities of marketable securities	31,032	112,310
Net cash used in investing activities	(28,528)	(138,819)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	2,595	33,736
Cash paid in connection with senior note conversions	—	(8,097)
Payment of contingent consideration	—	(3,679)
Net cash provided by financing activities	2,595	21,960
Effect of exchange rates on cash and cash equivalents	35	(7)
Net decrease in cash, cash equivalents, restricted cash and investments	(5,060)	(290,504)
Cash, cash equivalents, restricted cash and investments at beginning of period	900,434	653,229
Cash, cash equivalents, restricted cash and investments at end of period	$895,374	$362,725
Supplemental Schedule of Cash Flow Information
Income taxes paid	$52	$2,244
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$27	$334,162
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$328,382
Unpaid purchases of property and equipment	$—	$9,139

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations, and comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and the condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net on the condensed consolidated statements of operations.

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

Marketable Securities—Available-for-Sale.    Our marketable securities consist of investments in corporate debt securities and U.S. government securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We classify marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income (expense), net on the condensed consolidated statements of operations.  The cost of securities sold is based on the specific identification method.

Accounts Receivable.  As of March 31, 2018 and December 31, 2017, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Equity Investments. Our long term equity investments consist of investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements.  We classify all of our equity investments in common stock of publicly-held companies as long term investments. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on our condensed consolidated balance sheets as a long term investment. All changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investments.

In assessing whether we exercise significant influence over any of the companies in which we hold equity investments, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Currently, none of our equity investments in publicly-held companies are considered relationships in which we are able to assert control.

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

Other Intangible Assets, net. Other intangible assets, net consist of licensed intellectual property rights acquired in business combinations, which are reported at acquisition date fair value, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

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

Grant Accounting.  Grant amounts received from government agencies for operations are deferred and are amortized into income over the service period of the grant. Grant amounts received for purchases of capital assets are deferred and amortized into other income (expense), net over the useful life of the related capital assets. Such amounts are recorded in other liabilities on the condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities that are classified as available-for-sale, foreign currency translation gains or losses and defined benefit pension obligations. For the year ended December 31, 2017 and interim periods therein, accumulated other comprehensive income (loss) included unrealized gains and losses on our long-term investment classified as available-for-sale in Calithera Biosciences, Inc. Upon adoption of ASU No. 2016-01, we recorded a $2.8 million adjustment to retained earnings as of January 1, 2018 which is further described below under “Recent Accounting Pronouncements.”

Revenue Recognition.  The new accounting standard for the recognition of revenue, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. Overall, adoption of the new standard did not significantly alter our methodology for recognition of revenue.

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we meet the revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with our June 2016 acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l. (the “Acquisition”), which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Our typical customer arrangements which fall within the scope of ASC 606, Revenue from Contracts with Customers, include distinct drug compound out-licensing, collection of upfront payments, milestones or royalty revenues from a counterparty, and provision of commercially available products to suppliers. Our agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

Some contracts form collaborative arrangements of various types with third-parties. We assess whether the nature of the arrangement is within the scope of ASC 808, Collaborative Arrangements, in conjunction with the new revenue guidance to determine the nature of the performance obligations and associated transaction prices. A collaborative relationship may exist when we participate in an activity or process with another party, such as performance of research and development services or the exchange of intellectual property for use in clinical trials, when both parties share in the risks and rewards that result from the activity or participate and govern contract activities through a joint steering committee.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, over the remaining requisite service period. We recorded $36.2 million and $30.6 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda Pharmaceutical Company Limited, which acquired ARIAD Pharmaceuticals, Inc. (“Takeda”), is recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which replaced numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

We performed an impact assessment which consisted of a review of a representative sample of contracts, discussions with key stakeholders, and cataloging of potential impacts on our financial statements, accounting policies, financial controls, and operations. The guidance did not have a material impact on our revenue recognition practices for product and royalty revenues.  The adoption only impacted two areas in our recognition methodology for milestone and contract revenues generated by our collaborative research and license agreements:

(i)Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition.  Whereas revenue from these arrangements was previously recognized over a period of time pursuant to revenue recognition guidance that was in place for our arrangements at the time such arrangements commenced, revenue from new arrangements we enter into may now be recognized at a point in time.

(ii)Assessments of milestone payments linked to events that are in our control, may result in variable consideration that may be recognized at an earlier point in time, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

We adopted the new standard for the fiscal period beginning January 1, 2018, utilizing the “modified retrospective” adoption methodology, and applied the guidance to report new disclosures surrounding our recognition of revenues. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. We have implemented a controls process to identify and evaluate new revenue-generating contracts with third-party customers on an on-going basis and have provided enhanced disclosures within this Form 10-Q to provide greater detail on our revenue-generating activities, see Notes 3 and 9.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires several changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in results of operations. These provisions will not impact the accounting for our investments in corporate debt and U.S. government securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this standard resulted in a $2.8 million decrease in our accumulated deficit as of January 1, 2018 related to our investment in Calithera Biosciences, Inc.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein.  We are currently analyzing the impact of ASU No. 2016-02 and, at this time, are unable to determine the impact of the new standard, on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. We adopted the new standard for the period beginning January 1, 2018.  Due to the retrospective adoption of the standard, the cash flows from financing activities for the year ended December 31, 2017 and interim periods therein, no longer present the transfer of restricted investments to cash and cash equivalents. The change in total cash, cash equivalents, restricted cash and investments is now presented in the statement of cash flows and reconciles to the related captions on the balance sheet.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits,” which requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. We adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in research and development and selling, general and administrative expenses along with other employee compensation costs.  The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, and interim periods therein, which reclassed these costs out of operating income and into other income (expense), net on the consolidated statements of operations. The components of net periodic benefit cost are presented separately within our employee benefit plans footnote.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three months ended March 31, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements for the three months ended March 31, 2018.

In January 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the December 2017 Tax Cuts and Jobs Act. This new standard allows for stranded income tax effects resulting from the Tax Cuts and Jobs Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

3.     Revenues

As discussed in Note 2, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. Overall, adoption of the new standard did not significantly alter our methodology for recognition of revenue.

The following table presents our disaggregated revenue for the periods presented.

	For the Three Months Ended,
	March 31,
	2018	2017
	(in millions)
JAKAFI revenues, net	$313.7	$251.1
ICLUSIG revenues, net	20.8	13.7
Total product revenues, net	$334.5	$264.8
Product royalty revenues	47.7	29.2
Milestone revenues	—	90.0
Other revenues	0.1	0.1
Total revenues	$382.3	$384.1

For further information on our revenue-generating contracts, refer to our license agreements footnote.

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

At March 31, 2018 and December 31, 2017, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or in to hierarchy levels during the three months ended March 31, 2018.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2018
Cash and cash equivalents	$894,427	$—	$—	$894,427
Debt securities (corporate and government)	—	276,632	—	276,632
Long term investments (Note 9)	165,972	—	—	165,972
Total assets	$1,060,399	$276,632	$—	$1,337,031

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2018
Contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2018	$287,000
Contingent consideration earned during the period but not yet paid	(6,685)
Payments made during the period	—
Change in fair value of contingent consideration	6,685
Balance at March 31, 2018	$287,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for the approved third line treatment. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. The royalties earned in the fourth quarter of 2017 of $6.6 million were paid in April 2018. During the three months ended March 31, 2018, contingent consideration earned but not yet paid was $6.7 million.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$899,509	$—	$—	$899,509
Debt securities (corporate and government)	—	270,136	—	270,136
Long term investment (Note 9)	134,356	—	—	134,356
Total assets	$1,033,865	$270,136	$—	$1,304,001

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a summary of our marketable security portfolio as of March 31, 2018 and December 31, 2017, respectively.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2018
Debt securities (corporate and government)	$278,402	$—	$(1,770)	$276,632

December 31, 2017
Debt securities (corporate and government)	$271,401	$—	$(1,265)	$270,136

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

	Percentage of Total
	Milestone Revenues for the
	Three Months Ended
	March 31,
	2018	2017
Collaboration Partner A	—%	28%
Collaboration Partner B	—%	72%

Collaboration Partner A and Collaboration Partner B comprised, in aggregate, 22% and 47% of the accounts receivable balance as of March 31, 2018 and December 31, 2017, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2018	2017
Customer A	22%	27%
Customer B	13%	16%
Customer C	14%	13%
Customer D	11%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised, in aggregate, 39% and 25% of the accounts receivable balance as of March 31, 2018 and December 31, 2017, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Raw materials	$616	$1,062
Work-in-process	7,321	8,615
Finished goods	4,632	4,771
	12,569	14,448
Inventories-current	4,632	6,482
Inventories-non-current	$7,937	$7,966

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, resulted in a higher cost of ICLUSIG revenues over a one year period from the acquisition date. At March 31, 2018, $4.6 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2018, $7.9 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Office equipment	$15,978	$14,674
Laboratory equipment	54,434	48,807
Computer equipment	51,876	51,351
Land	5,350	5,350
Building and leasehold improvements	218,413	214,245
	346,051	334,427
Less accumulated depreciation and amortization	(81,441)	(74,664)
Property and equipment, net	$264,610	$259,763

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. The new building will consist of approximately 100,000 square feet of office space and completion is estimated for November 2019. When complete, this building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at March 31, 2018			Balance at December 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$39,483	$231,517	$271,000	$34,099	$236,901

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$16,152	$21,536	$21,536	$21,536	$21,536	$129,221

Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2018.

9.    License agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our

JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications.  Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back-up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States.

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in aggregate, $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $60.0 million for the achievement of sales milestones through March 31, 2018.

During the year ended December 31, 2017, under this agreement, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2018 and 2017, such royalties payable to Novartis on net sales within the United States totaled $10.4 million and $7.8 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

The Novartis agreement will continue on a program-by-program basis until Novartis has no royalty payment obligations with respect to such program or, if earlier, the termination of the agreement or any program in accordance with the terms of the agreement. Royalties are payable by Novartis on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Novartis or its affiliates or sublicensees. The agreement may be terminated in its entirety or on a program-by-program basis by Novartis for convenience. The agreement may also be terminated by either party under certain other circumstances, including material breach.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At March 31, 2018 and December 31, 2017, $1.4 million and $1.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2018 and 2017 were net of $0.5 million and $0.7 million, respectively, of costs reimbursed by Novartis.

Milestone revenue under the Novartis agreement for the three months ended March 31, 2018 and 2017 was $0.0 million and $25.0 million, respectively.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2018 and 2017 was $41.3 million and $28.8 million, respectively.  At March 31, 2018 and December 31, 2017, $41.3 million and $47.7 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $129.0 million for the achievement of development milestones and $135.0 million for the achievement of regulatory milestones through March 31, 2018.

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

During the year ended December 31, 2017, under this agreement, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  In January 2017, we exercised our co-development options in psoriatic arthritis and atopic dermatitis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis for the three months ended March 31, 2018 and 2017 were $12.5 million and $9.4 million, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Milestone revenue under the Lilly agreement for the three months ended March 31, 2018 and 2017 was $0.0 million and $65.0 million, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT for the three months ended March 31, 2018 and 2017 was $6.4 million and $0.4 million, respectively.  At March 31, 2018 and December 31, 2017, $6.4 million and $4.6 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The Nasdaq Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a net fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the consolidated statement of operations during the three months ended March 31, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 17% of the outstanding shares of Agenus Inc. common stock as of March 31, 2018. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2018 and 2017, we recorded an unrealized gain of $25.8 million and an unrealized loss of $7.7 million, respectively, based on the change in market price of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at March 31, 2018 and December 31, 2017 was $83.7 million and $57.9 million, respectively.  For the three months ended December 31, 2017, Agenus Inc. reported total revenues of $8.4 million and net loss of $35.0 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2018 and 2017 also included $1.9 million and $7.7 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At March 31, 2018 and December 31, 2017, a total of $2.8 million and $3.2 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Hengrui

In September 2015, we entered into a License and Collaboration Agreement with Jiangsu Hengrui Medicine Co., Ltd. (“Hengrui”). Under the terms of this agreement, we received exclusive development and commercialization rights worldwide, with the exception of Mainland China, Hong Kong, Macau and Taiwan, to INCSHR1210, an investigational PD-1 monoclonal antibody, and certain back-up compounds. Under the terms of this agreement, we paid Hengrui an upfront payment of $25.0 million in 2015 which was recorded in research and development expense on the consolidated statement of operations. Hengrui was also eligible to receive potential milestone payments of up to $770.0 million, consisting of $90.0 million for regulatory approval milestones, $530.0 million for commercial performance milestones, and $150.0 million for a clinical superiority milestone.  Also, Hengrui was eligible to receive tiered royalties in the high-single-digits to mid-double digits based on net sales in our territories. Each company was responsible for costs relating to the development and commercialization of the PD-1 monoclonal antibody in its respective territories.  In February 2018, Incyte and Hengrui agreed to terminate the collaboration, pursuant to the terms of the License and Collaboration Agreement.

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

We agreed to certain standstill provisions whereby we are obligated to refrain from taking certain actions with respect to Merus or Merus’ common shares during a period ending on the earliest of (i) three years from the closing date of our share purchase, (ii) the date Merus publicly announces any merger or similar business combination or another party announces an intention to acquire a substantial portion of Merus’ securities, and (iii) the termination of the Collaboration and License Agreement. The standstill provisions are subject to certain exceptions, including an exception that allows us to maintain our percentage ownership following equity financings by Merus. We also agreed, subject to limited exceptions, not to sell or otherwise transfer any of our Merus shares for a period, referred to as the Lock-Up Period, ending on the earlier of 18 months after the closing date of the sale of the Shares or the end of the standstill period.  In addition, if the standstill period has not been terminated earlier upon the occurrence of certain events, for a period of three years after the Lock-Up Period, we will be restricted from selling or otherwise transferring more than one-third of our Merus shares during any 12-month period or 10% of our Merus shares during any three-month period, unless Merus consents otherwise.  We have further agreed that during the standstill period, we will vote all of our Merus shares in accordance with the recommendation of a majority of Merus’ supervisory board.  However, we may vote our Merus shares at our own discretion for certain extraordinary matters, including a change in control of Merus.  Merus has agreed to customary resale registration rights with respect to our Merus shares; however, any such resales will be subject to the Lock-Up Period and volume limitations on sale and transfer described above.

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the consolidated balance sheets and $7.2 million was allocated to research and development expense on the consolidated statement of operations during the three months ended March 31, 2017.  The fair market value of our total long term investment in Merus at March 31, 2018 and December 31, 2017 was $59.3 million and $62.1 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2018, we owned approximately 16% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2018 and 2017 we recorded an unrealized loss of $2.8 million and an unrealized gain of $1.9 million, respectively, based on the change in the market price of Merus’ common stock during these periods.

Research and development expenses for the three months ended March 31, 2018 and 2017 included $2.4 million and $1.1 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At March 31, 2018 and December 31, 2017, a total of $4.5 million and $2.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates. In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense on our consolidated statement of operations.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the consolidated balance sheets and $41.4 million was allocated to research and development expense on the consolidated statement of operations during the three months ended March 31, 2017. The fair market value of our long term investment in Calithera at March 31, 2018 and December 31, 2017 was $10.8 million and $14.4 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2018, we owned approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three months ended March 31, 2018 and 2017 we recorded an unrealized loss of $3.5 million and an unrealized gain of $8.3 million, respectively, based on the change in market price of Calithera’s common stock during these periods.

Research and development expenses for the three months ended March 31, 2018 and 2017 also included $2.6 million and $1.6 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At March 31, 2018 and December 31, 2017, a total of $1.5 million and $0.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million which was recorded in research and development expense on our consolidated statement of operations. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

The MacroGenics agreement will continue until we are no longer commercializing, developing or manufacturing INCMGA0012 or, if earlier, the termination of the agreement in accordance with its terms.  The agreement may be terminated in its entirety or on a licensed product by licensed product basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.

Research and development expenses for the three months ended March 31, 2018 also included $6.5 million of additional development costs incurred pursuant to the MacroGenics agreement. At March 31, 2018 and December 31, 2017, a total of $7.5 million and $1.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense during the three months ended March 31, 2018.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments on the condensed consolidated balance sheet and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2018. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheet. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of March 31, 2018 was $12.2 million.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2018, we owned approximately 3% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheet.  For the three months ended March 31, 2018, we recorded an unrealized gain of $3.2 million based on the change the market price of Syros’ common stock from the date of purchase.

10.     Stock compensation

We recorded $36.2 million and $30.6 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $24.2 million and $21.5 million for the three months ended March 31, 2018 and 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $12.0 million and $9.1 million for the three months ended March 31, 2018 and 2017, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Purchase Plan For the Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Average risk-free interest rates	2.42%	1.82%	2.26%	1.27%
Average expected life (in years)	5.53	5.36	0.25	0.25
Volatility	45%	49%	36%	40%
Weighted-average fair value (in dollars)	41.59	51.93	18.17	17.82

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2017	3,909,701	11,206,553	$68.36
Options granted	(1,308,438)	1,308,438	$94.59
Options exercised	—	(486,605)	$22.17
Options cancelled	139,853	(139,853)	$102.47
Balance at March 31, 2018	2,741,116	11,888,533	$72.74

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

RSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2017	769,202	1,178,660	$98.88
RSUs granted	(92,290)	92,290	$93.62
RSUs cancelled	27,982	(27,982)	$104.64
RSUs released	—	(160,123)	$78.41
Balance at March 31, 2018	704,894	1,082,845	$101.31

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.  We did not grant any PSUs after 2014 and as of December 31, 2017, all PSUs had vested and were released.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of March 31, 2018, a cumulative total of 266,667 RSUs granted to Mr. Hoppenot had vested and were released, leaving 133,333 RSUs outstanding.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options and RSUs.  Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2018, was $118.1 million, which is expected to be recognized over the weighted average period of approximately 1.7 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2018, was $52.2 million, which is expected to be recognized over the weighted average period of approximately 1.4 years.

The following table summarizes our share activity:

Shares Issued
and Outstanding
Balance at December 31, 2017	211,262,906
Exercise of stock options and issuance under ESPP	487,637
Settlement of employee restricted stock units	137,104
Conversion of convertible senior notes	539
Balance at March 31, 2018	211,888,186

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		March 31,	December 31,
Debt	March 31, 2018	Maturities	2018	2017
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,460	7,393
1.25% Convertible Senior Notes due 2020	1.25%	2020	16,811	16,608
			24,271	24,001
Less current portion			7,460	7,393
			$16,811	$16,608

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2018		December 31, 2017
	2018		2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,460	$12,389	$7,393	$14,129
1.25% Convertible Senior Notes due 2020	16,811	31,219	16,608	35,431
	$24,271	$43,608	$24,001	$49,560

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

On April 1, 2018, the 2018 Notes and 2020 Notes became convertible through at least June 30, 2018, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2018 as described in (i) above. The 2018 Notes will mature in November 2018, and accordingly, are classified in short term liabilities on the condensed consolidated balance sheet at March 31, 2018. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet at March 31, 2018 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

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

Pursuant to the guidance within ASC 470-20-40-20, we measured the difference between the fair value and carrying value of the liability portions of the 2018 Notes and 2020 Notes, which resulted in recording expense related to senior note conversions of $1.5 million related to the 2018 Notes and $5.1 million related to the 2020 Notes.  The estimated fair value of the debt component was determined using a valuation model which is subject to judgement.  Assumptions used within the valuation model include an estimated credit rating and an estimated market-based cost of debt. These assumptions were used to perform a discounted cash flow analysis on the future interest and principal payments to determine the estimated fair value of the debt at inducement.

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $47.5 million and is also included within expense related to senior note conversions on the condensed consolidated statement of operations during the three months ended March 31, 2017.

12.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2018 and 2017 was $2.7 million and $2.2 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$1,079	$616
Interest cost	71	46
Expected return on plan assets	(50)	(35)
Amortization of prior service cost	45	12
Amortization of actuarial losses	66	34
Net periodic benefit cost	$1,211	$673

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.2 million to the plans in 2018 inclusive of the amounts contributed to the plan during the current period. As of March 31, 2018 and December 31, 2017, $14.0 million and $13.4 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

13.     Income taxes

For the three months ended March 31, 2018 and 2017, we recorded income tax expense of approximately $0.8 million and an income tax benefit of approximately $10.9 million, respectively.  The change in tax expense for the three months ended March 31, 2018 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.

As of March 31, 2018, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets.  This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

Our liability for unrecognized tax benefits (including penalties and interest) increased by approximately $1.3 million during the three months ended March 31, 2018, of which only $0.2 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code.  The Act contains numerous provisions impacting corporate taxpayers. Changes include a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and temporary full expensing of certain business assets.  We recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three months ended March 31, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

14.    Net loss per share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Stock options, awards and potential common shares issuable upon conversion of the 2018 Notes and 2020 Notes were excluded from the computation of diluted net loss per share, as their share effect was anti-dilutive for all periods presented.

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Outstanding stock options and awards	13,104,711	12,598,407
Common shares issuable upon conversion of the 2018 Notes	148,836	505,004
Common shares issuable upon conversion of the 2020 Notes	368,939	407,000
Total potential common shares excluded from diluted net loss per share computation	13,622,486	13,510,411

15.    Subsequent Events

In April 2018, under our Option and License Agreement with Bristol-Myers Squibb, E.R. Squibb & Sons, L.L.C. and Ono Pharmaceutical Co., Ltd (collectively, “BMS”), we exercised our option to purchase a license for a non-exclusive, worldwide, perpetual, sublicensable right and license to research, develop, make, distribute, use, offer for sale, export, import and sell licensed products utilizing a PD-1 antibody. We paid BMS an option exercise fee of $15.0 million which will be recorded in research and development expense on the condensed consolidated statement of operations in the second quarter of 2018.

Also in April 2018, the FDA convened its Arthritis Advisory Committee to discuss the resubmission of the baricitinib NDA, which recommended approval of the 2mg dose of baricitinib as a once-daily oral medication for the treatment of moderately-to-severely active rheumatoid arthritis for adult patients who have had an inadequate response or intolerance to methotrexate. While the Advisory Committee unanimously supported the efficacy of the 4mg dose of baricitinib, it did not recommend approval of the 4mg dose of baricitinib for the proposed indication based on the adequacy of the safety and benefit-risk profiles. The FDA action date for baricitinib is in June 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third-party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	the expected impact of recent accounting pronouncements and changes in U.S. tax laws;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;
•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	our investments, including anticipated expenditures, losses and expenses; and
•	our patent prosecution and maintenance efforts.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our European clinical development operations from our offices in Geneva, Switzerland, and Lausanne, Switzerland; our Japanese office is in Tokyo.

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

In June 2016, we announced data from the Phase III RESPONSE-2 study of JAKAFI in patients with inadequately controlled PV that was resistant to or intolerant of hydroxyurea who did not have an enlarged spleen. These data showed that JAKAFI was superior to best available therapy in maintaining hematocrit control (62.2% vs. 18.7%, respectively; P<0.0001) without the need for phlebotomy.

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

In the European Union, ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation, or the treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.

Clinical Programs in Oncology

We believe that the future of cancer treatment lies in the use of immune therapies, which seek to recruit the patient’s own immune system to tackle cancer, and targeted therapies, which aim to block, directly or indirectly, the effects of cancer-causing mutations. Our most advanced programs are detailed below.

JAK Inhibition

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD was initiated in December 2016 and is fully-recruited. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both underway.  In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

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

IDO1 Inhibition

Epacadostat is a novel, potent and selective inhibitor of the enzyme indoleamine 2, 3‑dioxygenase‑1 (IDO1), which is believed to be a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient’s immune surveillance. IDO1 expression by tumor cells, or by antigen presenting cells such as macrophages and dendritic cells in tumors, is believed to create an environment in which tumor specific cytotoxic T lymphocytes are rendered functionally inactive or are no longer able to attack a patient’s cancer cells. By inhibiting IDO1, it is proposed that this “brake” on the anti‑tumor immune response is removed, allowing anti‑tumor specific cytotoxic T cells, generated in a patient spontaneously in response to the tumor, or through a therapy designed to stimulate the immune response, to have greater anti‑tumor efficacy.

The ECHO clinical development program has been investigating the development of epacadostat in combination with other therapeutic agents, including checkpoint inhibitors, vaccines, epigenetic therapies, and chemotherapies. During 2014, we signed clinical trial collaboration agreements with Merck, Bristol-Myers Squibb, AstraZeneca/MedImmune and Roche/Genentech to evaluate epacadostat with their respective anti-PD-1 and anti-PD-L1 agents, pembrolizumab, nivolumab, durvalumab and atezolizumab, respectively, in Phase I/II trials. We have global development and commercialization rights to epacadostat for all indications.

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

In April 2018, we along with Merck announced that the external Data Monitoring Committee (eDMC) review of ECHO-301 determined that the study did not meet the primary endpoint of improving progression-free survival in the overall population compared to pembrolizumab monotherapy.  The study’s second primary endpoint of overall survival also was not expected to reach statistical significance. Based on these results, and at the recommendation of the eDMC, the study has been stopped to enable patients and their physicians to consider alternative therapeutic options, and we are also significantly downsizing the epacadostat development program.

In consultation with our collaboration partners, and after the results of ECHO-301, the two pivotal trials of epacadostat in combination with pembrolizumab in lung cancer (ECHO-305 and ECHO-306) will be converted into randomized Phase II trials. Enrollment will be discontinued in the four additional pivotal trials of epacadostat in combination with pembrolizumab, and in the two pivotal trials of epacadostat in combination with nivolumab; each of these studies will be amended to enable patients and their physicians to consider alternative therapeutic options. The pivotal trial in combination with durvalumab in Stage 3 lung cancer will not be initiated.

We intend to continue to investigate epacadostat’s potential as a component of combination immunotherapy in proof-of-concept trials, which will include hypotheses distinct from combinations with PD-1 and PD-L1 antagonists.

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of INCMGA0012 in all indications. Enrollment in the dose escalation portion of the Phase I study of INCMGA0012 has been completed and the molecule is currently being evaluated as monotherapy across four solid tumor types in the dose expansion portion of the study.

PI3K-delta Inhibition

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate INCB50465 in non-Hodgkin lymphomas, including patients with diffuse large b-cell lymphoma (DLBCL), follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

FGFR 1/2/3 Inhibition

INCB54828 is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate INCB54828 across a spectrum of cancers that are driven by FGF/FGFR mutations. The program has three Phase II trials enrolling – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN).

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1); Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Phase II (RESET)
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	NSCLC	Phase I/II in combination with osimertinib (EGFR)
Epacadostat (IDO1)	Lung cancer	Phase II (ECHO-305; ECHO-306) in combination with pembrolizumab (PD-1)
INCMGA0012 (PD-1)[1]	Solid tumors	Phase I dose-escalation completed, monotherapy expansion cohorts ongoing
INCB50465 (PI3Kδ)	DLBCL	Phase II (CITADEL-202)
INCB50465 (PI3Kδ)	Follicular lymphoma	Phase II (CITADEL-203)
INCB50465 (PI3Kδ)	Marginal zone lymphoma	Phase II (CITADEL-204)

INCB50465 (PI3Kδ)	Mantel cell lymphoma	Phase II (CITADEL-205)
INCB54828 (FGFR1/2/3)	Bladder cancer	Phase II (FIGHT-201)
INCB54828 (FGFR1/2/3)	Cholangiocarcinoma	Phase II (FIGHT-202)
INCB54828 (FGFR1/2/3)	8p11 MPN	Phase II (FIGHT-203)

1. INCMGA0012 licensed from MacroGenics.

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

Development of INCB52793, a selective JAK1 inhibitor, is to be discontinued in AML due to lack of efficacy.

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

In April 2018, the FDA convened its Arthritis Advisory Committee to discuss the resubmission of the baricitinib NDA, which recommended approval of the 2mg dose of baricitinib as a once-daily oral medication for the treatment of moderately-to-severely active rheumatoid arthritis for adult patients who have had an inadequate response or intolerance to methotrexate. While the Advisory Committee unanimously supported the efficacy of the 4mg dose of baricitinib, it did not recommend approval of the 4mg dose of baricitinib for the proposed indication based on the adequacy of the safety and benefit-risk profiles. The FDA action date for baricitinib is in June 2018.

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

Atopic Dermatitis. Atopic dermatitis (AtD) is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has conducted a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis. In December 2017, Lilly announced that a Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD was initiated.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe and Japan at 2mg and 4mg doses; NDA resubmitted to FDA
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects the Phase III program to start in 2018
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Phase III
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Phase II
Capmatinib (MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with MET amplification and mutation

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

Takeda (ARIAD)

In June 2016, we acquired from ARIAD Pharmaceuticals, Inc. all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD was subsequently acquired by Takeda Pharmaceutical Company Limited in 2017.  As such, Takeda will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory.

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

The MacroGenics agreement will continue until we are no longer commercializing, developing or manufacturing INCMGA0012 or, if earlier, the termination of the agreement in accordance with its terms.  The agreement may be terminated in its entirety or on a licensed product by licensed product basis by us for convenience.  The agreement may also be terminated by either party under certain other circumstances, including material breach, as set forth in the agreement.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue recognition;
•	Research and development costs;
•	Stock compensation;
•	Income taxes;
•	Acquisition-related contingent consideration; and
•	Long term investments.

Revenue Recognition. The new accounting standard for the recognition of revenue, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. Overall, adoption of the new standard did not significantly alter our methodology for recognition of revenue.

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we meet the revenue recognition criteria described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

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

Contract and License Revenues

Our typical customer arrangements which fall within the scope of ASC 606, Revenue from Contracts with Customers, include distinct drug compound out-licensing, collection of upfront payments, milestones or royalty revenues from a counterparty, and provision of commercially available products to suppliers. Our agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

Some contracts form collaborative arrangements of various types with third-parties. We assess whether the nature of the arrangement is within the scope of ASC 808, Collaborative Arrangements, in conjunction with the new revenue guidance to determine the nature of the performance obligations and associated transaction prices. A collaborative relationship may exist when we participate in an activity or process with another party, such as performance of research and development services or the exchange of intellectual property for use in clinical trials, when both parties share in the risks and rewards that result from the activity or participate and govern contract activities through a joint steering committee.

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

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the basis differences are expected to reverse. We periodically assess the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets to an amount that is considered to be more-likely-than-not to be realizable. Our assessment considers recent cumulative earnings experience, projections of future taxable income

(losses) and ongoing prudent and feasible tax planning strategies.  When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.   Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. These changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and temporary full expensing of certain business assets. We recognized in our financial statements for the year ended December 31, 2017 the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full-expensing of certain business assets.  We continue to monitor and analyze further issued guidance, however, no additional tax effects of the Act were required to be recorded for the quarter ended March 31, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the Territory for the approved third line treatment. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.  Changes in the fair value of the acquisition-related contingent consideration can result from changes to one or multiple inputs including projected revenues and discount rates.  These inputs are analyzed on a quarterly basis as changes to the inputs could have a material impact on the amount of acquisition-related contingent consideration recorded during the reporting period.

Long term investments. Our long term equity investments consist of investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements.  We classify all of our equity investments in common stock of publicly-held companies as long term investments. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on our condensed consolidated balance sheets as a long term investment. All changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investments, upon the adoption of ASU No. 2016-01 effective January 1, 2018.

In assessing whether we exercise significant influence over any of the companies in which we hold equity investments, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Currently, none of our equity investments in publicly-held companies are considered relationships in which we are able to assert control. In the event or circumstance in which we gain significant influence, but not control, of an equity investee, we will utilize the equity method of accounting, in which our share of income or loss of the equity investee will be reported within our results of operations.

We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which replaced numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

We performed an impact assessment which consisted of a review of a representative sample of contracts, discussions with key stakeholders, and cataloging of potential impacts on our financial statements, accounting policies, financial controls, and operations. The guidance did not have a material impact on our revenue recognition practices for product and royalty revenues.  The adoption only impacted two areas in our recognition methodology for milestone and contract revenues generated by our collaborative research and license agreements:

(i)Changes in the model for distinct licenses of functional intellectual property which may result in a timing difference of revenue recognition.  Whereas revenue from these arrangements was previously recognized over a period of time pursuant to revenue recognition guidance that was in place for our arrangements at the time such arrangements commenced, revenue from new arrangements we enter into may now be recognized at a point in time.

(ii)Assessments of milestone payments linked to events that are in our control, may result in variable consideration that may be recognized at an earlier point in time, when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected.

We adopted the new standard for the fiscal period beginning January 1, 2018, utilizing the “modified retrospective” adoption methodology, and applied the guidance to report new disclosures surrounding our recognition of revenues. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. We have implemented a controls process to identify and evaluate new revenue-generating contracts with third-party customers on an on-going basis and have provided enhanced disclosures within this Form 10-Q to provide greater detail on our revenue-generating activities, see Notes 3 and 9 of the Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires several changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in results of operations. These provisions will not impact the accounting for our investments in corporate debt and U.S. government securities. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this standard resulted in a $2.8 million decrease in our accumulated deficit as of January 1, 2018 related to our investment in Calithera Biosciences, Inc.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. We adopted the new standard for the period beginning January 1, 2018.  Due to the retrospective adoption of the standard, the cash flows from financing activities for the year ended December 31, 2017 and interim periods therein, no longer present the transfer of restricted investments to cash and cash equivalents. The change in total cash, cash equivalents, restricted cash and investments is now presented in the statement of cash flows and reconciles to the related captions on the balance sheet.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits,” which requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. We adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in research and development and selling, general and administrative expenses along with other employee compensation costs.  The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, and interim periods therein, which reclassed these costs out of operating income and into other income (expense), net on the consolidated statements of operations. The components of net periodic benefit cost are presented separately within our employee benefit plans footnote.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three months ended March 31, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements for the three months ended March 31, 2018.

In January 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the December 2017 Tax Cuts and Jobs Act. This new standard allows for stranded income tax effects resulting from the Tax Cuts and Jobs Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

Results of Operations

We recorded net loss of $41.1 million and basic and diluted net loss per share of $0.19 for the three months ended March 31, 2018, as compared to net loss of $187.1 million and basic and diluted net loss per share of $0.96 in the corresponding period in 2017.

Revenues.

	For the Three Months Ended,
	March 31,
	2018	2017
	(in millions)
JAKAFI revenues, net	$313.7	$251.1
ICLUSIG revenues, net	20.8	13.7
Total product revenues, net	$334.5	$264.8
Product royalty revenues	47.7	29.2
Milestone revenues	—	90.0
Other revenues	0.1	0.1
Total revenues	$382.3	$384.1

Our product revenues, net for the three months ended March 31, 2018 and 2017 were $334.5 million and $264.8 million, respectively. The increase in JAKAFI product revenues for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was comprised of a volume increase of $31.9 million and a price increase of $30.7 million. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2018:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2018	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2018	$4,080	$30,938	$338	$1,692	$37,048
Allowances for current period sales	9,639	53,103	2,712	209	65,663
Allowances for prior period sales	(3)	(46)	6	396	353
Credits/payments for current period sales	(7,844)	(25,296)	(2,434)	(21)	(35,595)
Credits/payments for prior period sales	(1,268)	(11,816)	(93)	(314)	(13,491)
Balance at March 31, 2018	$4,604	$46,883	$529	$1,962	$53,978

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

Product royalty revenues on commercial sales of JAKAVI by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Our JAKAVI product royalty revenues for the three months ended March 31, 2018 and 2017 were $41.3 million and $28.8 million, respectively. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. Our OLUMIANT product royalty revenues for the three months ended March 31, 2018 and 2017 were $6.4 million and $0.4 million, respectively.

Our milestone revenues were $0.0 million and $90.0 million, respectively, for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, under the Lilly agreement, we recognized a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.

Cost of Product Revenues.

	For the Three Months Ended,
	March 31,
	2018	2017
	(in millions)
Product costs	$2.3	$1.6
Royalty expense	10.4	7.8
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$18.1	$14.8

Cost of product revenues includes all JAKAFI related product costs, all ICLUSIG related product costs, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date.

Cost of product revenues were $18.1 million and $14.8 million, respectively, for the three months ended March 31, 2018 and 2017, respectively. The increase in cost of product revenues for the three months ended March 31, 2018 as compared to the same period in 2017 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,
	March 31,
	2018	2017
	(in millions)
Salary and benefits related	$54.1	$44.7
Stock compensation	24.2	21.5
Clinical research and outside services	201.8	325.1
Occupancy and all other costs	23.0	16.6
Total research and development expenses	$303.1	$407.9

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily due to upfront and milestone expenses totaling $209.1 million related to our collaborative agreements with Agenus, Calithera and Merus recorded during the three months ended March 31, 2017, partially offset by upfront expenses totaling $12.4 million related to our collaborative agreement with Syros and an overall increase in development costs to advance our clinical pipeline.  Research and development expenses for the three months ended March 31, 2018 and 2017 were net of $2.3 million and $4.3 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. In January 2017, we exercised our co-development options in psoriatic arthritis and atopic dermatitis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. We have also exercised our co-development options in systemic lupus erythematosus and axial spondyloarthritis, should Lilly decide to progress into a pivotal program in these indications. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $12.5 million and $9.4 million, respectively, for the three months ended March 31, 2018 and 2017. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,
	March 31,
	2018	2017
	(in millions)
Salary and benefits related	$28.8	$24.7
Stock compensation	12.0	9.1
Other contract services and outside costs	80.7	53.4
Total selling, general and administrative expenses	$121.5	$87.2

Salary and benefits related expense increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to our European operations.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of additional costs related to the commercialization of JAKAFI and an increase in donations to independent non-profit patient assistance organizations in the United States.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2018 and 2017 was $6.7 million and $7.4 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2018 and 2017 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2018 and 2017 was $4.5 million and $1.1 million, respectively. Upon the adoption of ASU No. 2017-07 effective January 1, 2018, other income (expense), net includes components of net periodic benefit costs, excluding service cost, relating to our European pension plans. The adoption was applied retrospectively which resulted in an insignificant change to loss from operations and other income (expense), net for the three months ended March 31, 2017.

Interest expense.  Interest expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $5.9 million, respectively. The decrease in interest expense during the three months ended March 31, 2018 relates to the conversion of senior notes during the three months ended March 31, 2017.  Included in interest expense for the three months ended March 31, 2018 and 2017 was $0.3 million and $5.1 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized gain on investment for the three months ended March 31, 2018 was $25.8 million and the unrealized loss for the three months ended March 31, 2017 was $7.7 million, respectively.  With respect to our long term investment in Calithera, the unrealized loss on investment for the three months ended March 31, 2018 was $3.5 million. For the three months ended March 31, 2017, the unrealized gain on our Calithera investment of $8.3 million was recorded within other comprehensive income. With respect to our long term investment in Merus, the unrealized loss on investment for the three months ended March 31, 2018 was $2.8 million and the unrealized gain on investment for the three months ended March 31, 2017 was $1.9 million. With respect to our long term investment in Syros, the unrealized gain on investment for the three months ended March 31, 2018 was $3.2 million.

Expense related to senior note conversions. Expense related to senior note conversions for the three months ended March 31, 2017 was $54.1 million for the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of March 31, 2018. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2018, we had available cash, cash equivalents and marketable securities of $1.2 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $20.8 million for the three months ended March 31, 2018 and net cash used by operating activities was $173.6 million for the three months ended March 31, 2017.  The $194.4 million increase in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017, expense related to our senior note conversions during the first quarter of 2017 and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $28.5 million for the three months ended March 31, 2018, which represented purchases of marketable securities of $38.0 million, capital expenditures of $12.6 million and purchases of long term investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $31.0 million.  Net cash used in investing activities was $138.8 million for the three months ended March 31, 2017, which represented purchases of marketable securities of $106.3 million, capital expenditures of $21.0 million and purchases of long term equity investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $112.3 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $2.6 million and $22.0 million, respectively, for the three months ended March 31, 2018 and 2017, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration and cash paid in connection with senior note conversions during the three months ended March 31, 2017.

The following summarizes our significant contractual obligations as of March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$7.7	$19.1	$—	$—
Interest on convertible senior debt	0.8	0.3	0.5	—	—
Non-cancelable lease obligations	27.4	13.5	12.9	1.0	—
Total contractual obligations	$55.0	$21.5	$32.5	$1.0	$—

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements, we expect that additional funding can be obtained primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2018, marketable securities were $276.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2018, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended

March 31, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase II and Phase III clinical trials for the treatment of patients with steroid-refractory acute graft-versus-host disease and is in other clinical trials. Epacadostat was in a number of Phase III clinical trials.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example: in early 2016, we decided to discontinue the clinical trials of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer; and, in April 2018, we along with Merck announced that the ECHO-301 study had been stopped because the study did not meet the primary endpoint of improving progression-free survival in the overall population compared to pembrolizumab monotherapy and the study’ s second primary endpoint of overall survival also was not expected to reach statistical significance, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application (NDA) of OLUMIANT (baricitinib) as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that the FDA was unable to approve the application in its current form. Specifically, the FDA indicated that additional clinical data are needed to determine the most appropriate doses. The FDA also stated that additional data are necessary to further characterize safety concerns across treatment arms. Moreover, after Lilly announced in December 2017 that the NDA for baricitinib had been resubmitted and included new safety and efficacy data, the FDA convened, in April 2018, its Arthritis Advisory Committee to discuss the resubmission of the baricitinib NDA, which recommended approval of the 2mg dose of baricitinib as a once-daily oral medication for the treatment of moderately-to-severely active rheumatoid arthritis for adult patients who have had an inadequate response or intolerance to methotrexate. While the Advisory Committee unanimously supported the efficacy of the 4mg dose of baricitinib, it did not recommend approval of the 4mg dose of baricitinib for the proposed indication based on the adequacy of the safety and benefit-risk profiles. The FDA action date for baricitinib is in June 2018.

Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. For example, in January 2016, a Phase II trial that was evaluating ruxolitinib in combination with regorafenib in patients with relapsed or refractory metastatic colorectal cancer and high C-reactive protein was stopped early after a planned analysis of interim efficacy data determined that the likelihood of the trial meeting its efficacy endpoint was insufficient.  In addition, in February 2016, we made a decision to discontinue our JANUS 1 study, our JANUS 2 study, our other studies of ruxolitinib in colorectal, breast and lung cancer, and our study of INCB39110 in pancreatic cancer after a planned analysis of interim efficacy data of JANUS 1 demonstrated that ruxolitinib plus capecitabine did not show a sufficient level of efficacy to warrant continuation. Also, in April 2018, we along with Merck announced that the ECHO-301 study had been stopped and we also significantly downsized the epacadostat development program. If clinical trials of any of our compounds or biologics are stopped for safety, efficacy or other reasons or fail to meet their respective endpoints, our overall development plans, business, prospects, expected operating results and financial condition could be materially harmed and the value of our company could be negatively affected.

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

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, are unable to obtain regulatory approval of our drug candidates, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. Our collaborations with respect to epacadostat involved the study of our collaborators’ drugs used in combination with epacadostat on a number of indications or tumor types, many of which were the same across multiple collaborations. We cannot assure you that potential conflicts will not arise or be alleged among these collaborations. If a business combination involving a collaborator or licensee and a third-party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

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

Even if any of our drug candidates receives regulatory approval, it could be subject to post‑regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare, have not approved it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

•

general political and economic conditions in the countries in operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the future relationship between the United Kingdom and the European Union; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act.

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

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of March 31, 2018. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.

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

We derived substantially all of our revenues for the three months ended March 31, 2018 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR will take effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR will also impose strict rules on the transfer of personal data out of the European Union to the United States, will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1†*	Amendment No. 1, dated as of March 15, 2018, to Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: May 1, 2018	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2018	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)