Form 10-Q
period 2018-06-30
INCYTE CORP
filed 2018-07-31
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 212,577,449 as of July 24, 2018.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2018	2017*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$928,517	$899,509
Marketable securities—available-for-sale	269,865	270,136
Accounts receivable	316,310	266,299
Inventory	5,869	6,482
Prepaid expenses and other current assets	77,523	62,428
Total current assets	1,598,084	1,504,854

Restricted cash and investments	1,000	925
Long term investments	131,330	134,356
Inventory	6,701	7,966
Property and equipment, net	267,586	259,763
Other intangible assets, net	226,132	236,901
Goodwill	155,593	155,593
Other assets, net	10,731	2,224
Total assets	$2,397,157	$2,302,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,559	$67,671
Accrued compensation	41,704	74,550
Interest payable	33	33
Accrued and other current liabilities	213,888	198,901
Convertible senior notes	7,554	7,393
Acquisition-related contingent consideration	29,501	26,848
Total current liabilities	368,239	375,396

Convertible senior notes	17,016	16,608
Acquisition-related contingent consideration	258,499	260,152
Other liabilities	20,480	19,797
Total liabilities	664,234	671,953

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 212,409,152 and 211,262,906 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	212	211
Additional paid-in capital	3,718,518	3,627,433
Accumulated other comprehensive loss	(9,809)	(7,010)
Accumulated deficit	(1,975,998)	(1,990,005)
Total stockholders’ equity	1,732,923	1,630,629
Total liabilities and stockholders’ equity	$2,397,157	$2,302,582

*   The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product revenues, net	$365,524	$291,667	$700,029	$556,474
Product royalty revenues	55,953	34,769	103,669	63,990
Milestone revenues	100,000	—	100,000	90,000
Other revenues	39	8	100	62

Total revenues	521,516	326,444	903,798	710,526

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	24,856	20,260	42,962	35,084
Research and development	298,089	201,786	601,192	609,706
Selling, general and administrative	108,029	90,066	229,527	177,295
Change in fair value of acquisition-related contingent consideration	7,303	7,073	13,988	14,429

Total costs and expenses	438,277	319,185	887,669	836,514

Income (loss) from operations	83,239	7,259	16,129	(125,988)
Other income (expense), net	5,808	4,066	10,270	5,213
Interest expense	(398)	(384)	(783)	(6,323)
Unrealized loss on long term investments	(34,641)	(19,574)	(11,962)	(25,388)
Expense related to senior note conversions	—	(751)	—	(54,881)

Income (loss) before provision (benefit) for income taxes	54,008	(9,384)	13,654	(207,367)

Provision (benefit) for income taxes	1,614	3,100	2,400	(7,800)

Net income (loss)	$52,394	$(12,484)	$11,254	$(199,567)

Net income (loss) per share:
Basic	$0.25	$(0.06)	$0.05	$(1.00)
Diluted	$0.24	$(0.06)	$0.05	$(1.00)

Shares used in computing net income (loss) per share:
Basic	212,210	205,141	211,945	200,200
Diluted	215,103	205,141	215,294	200,200

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$52,394	$(12,484)	$11,254	$(199,567)

Other comprehensive income (loss):
Foreign currency translation	100	(36)	135	(43)
Unrealized gain (loss) on marketable securities, net of tax	102	(97)	(403)	(131)
Unrealized gain on long term investment, net of tax (Note 2)	—	5,677	—	13,935
Defined benefit pension obligations, net of tax	111	47	222	93
Other comprehensive income (loss)	313	5,591	(46)	13,854

Comprehensive income (loss)	$52,707	$(6,893)	$11,208	$(185,713)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,254	$(199,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,925	27,379
Stock-based compensation	72,829	64,358
Expense related to senior note conversions	—	54,881
Other, net	172	146
Unrealized loss on long term investments	11,962	25,388
Change in fair value of acquisition-related contingent consideration	13,988	14,429
Changes in operating assets and liabilities:
Accounts receivable	(50,011)	(20,758)
Prepaid expenses and other assets	(23,589)	(33,492)
Inventory	1,878	4,462
Accounts payable	7,888	(6,506)
Accrued and other liabilities	(20,055)	12,436
Net cash provided by (used in) operating activities	53,241	(56,844)
Cash flows from investing activities:
Purchase of long term investments	(8,936)	(123,891)
Capital expenditures	(23,381)	(51,466)
Purchases of marketable securities	(58,827)	(115,254)
Sale and maturities of marketable securities	58,694	114,474
Net cash used in investing activities	(32,450)	(176,137)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	18,043	49,461
Cash paid in connection with senior note conversions	—	(8,934)
Payment of contingent consideration	(9,886)	(8,035)
Net cash provided by financing activities	8,157	32,492
Effect of exchange rates on cash and cash equivalents	135	(43)
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	29,083	(200,532)
Cash, cash equivalents, restricted cash and investments at beginning of period	900,434	653,229
Cash, cash equivalents, restricted cash and investments at end of period	$929,517	$452,697
Supplemental Schedule of Cash Flow Information
Interest paid	$134	$180
Income taxes paid	$1,944	$5,561
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$29	$351,034
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$330,010
Unpaid purchases of property and equipment	$—	$10,866

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements.

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

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales of JAKAFI, ICLUSIG and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.

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

Accounts Receivable.  As of June 30, 2018 and December 31, 2017, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Equity Investments. Our long term equity investments consist of investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements.  We classify all of our equity investments in common stock of publicly-held companies as long term investments on our condensed consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on our condensed consolidated balance sheets. All changes in fair value are reported in our condensed consolidated statements of operations as an unrealized gain (loss) on long term investments.

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

Financing Costs Related to Long-term Debt.  Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt using the effective interest method. Such costs are presented as a direct deduction from the carrying amount of the long-term debt liability, consistent with debt discounts, on the condensed consolidated balance sheets.

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

Contract and License Revenues

Our typical customer arrangements, which fall within the scope of ASC 606, Revenue from Contracts with Customers, include distinct drug compound out-licensing, collection of upfront payments, milestones or royalty revenues from a counterparty, and provision of commercially available products to suppliers. Our agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

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

Preclinical testing includes laboratory evaluation of product pharmacology, drug metabolism and toxicity, which includes animal studies, to assess potential safety and efficacy as well as product chemistry, stability, formulation, development, and testing. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The FDA may raise safety concerns or questions about the conduct of the clinical trials included in the IND, and any of these concerns or questions must be resolved before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to commence. Clinical trials involve the administration of the investigational drug or the marketed drug to human subjects under the supervision of qualified investigators and in accordance with good clinical practices regulations covering the protection of human subjects. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase III clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the institutional review board for a trial, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which we assess at each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting.

Long term Incentive Plans. We have long term incentive plans which provide eligible employees with the opportunity to receive performance and service-based incentive compensation, which may be comprised of cash, stock options, restricted stock units and/or performance shares. The payment of cash and the grant or vesting of equity may be contingent upon the achievement of pre-determined regulatory, sales and internal performance milestones.

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

We adopted the new standard for the fiscal period beginning January 1, 2018, utilizing the “modified retrospective” adoption methodology on all contracts for which performance had not been completed as of the date of adoption, and applied the guidance to report new disclosures surrounding our recognition of revenues. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. We have implemented a controls process to identify and evaluate all revenue-generating contracts with third-party customers on an on-going basis and have provided enhanced disclosures within this Form 10-Q to provide greater detail on our revenue-generating activities, see Notes 3 and 9.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. We adopted the new standard for the period beginning January 1, 2018.  Due to the retrospective adoption of the standard, the cash flows from financing activities for the year ended December 31, 2017 and interim periods therein, no longer present the transfer of restricted investments to cash and cash equivalents. The change in total cash, cash equivalents, restricted cash and investments is now presented in the consolidated statement of cash flows and reconciles to the related captions on the consolidated balance sheet.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three and six months ended June 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the Act. This new standard allows for stranded income tax effects resulting from the Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

3.     Revenues

As discussed in Note 2, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We do not believe the effect of applying this practical expedient resulted in material differences. Overall, adoption of the new standard did not significantly alter our methodology for recognition of revenue.

The following table presents our disaggregated revenue for the periods presented.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
JAKAFI revenues, net	$345.6	$276.0	$659.3	$527.1
ICLUSIG revenues, net	19.9	15.7	40.7	29.4
Total product revenues, net	365.5	291.7	700.0	556.5
JAKAVI product royalty revenues	47.1	33.9	88.4	62.7
OLUMIANT product royalty revenues	8.9	0.9	15.3	1.3
Total product royalty revenues	56.0	34.8	103.7	64.0
Milestone revenues	100.0	—	100.0	90.0
Other revenues	—	—	0.1	0.1
Total revenues	$521.5	$326.5	$903.8	$710.6

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

At June 30, 2018 and December 31, 2017, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or in to hierarchy levels during the six months ended June 30, 2018.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2018
Cash and cash equivalents	$928,517	$—	$—	$928,517
Debt securities (corporate and government)	—	269,865	—	269,865
Long term investments (Note 9)	131,330	—	—	131,330
Total assets	$1,059,847	$269,865	$—	$1,329,712

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$899,509	$—	$—	$899,509
Debt securities (corporate and government)	—	270,136	—	270,136
Long term investment (Note 9)	134,356	—	—	134,356
Total assets	$1,033,865	$270,136	$—	$1,304,001

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2018
Contingent consideration	$—	$—	$288,000	$288,000
Total liabilities	$—	$—	$288,000	$288,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2018	$287,000
Contingent consideration earned during the period but not yet paid	(6,303)
Payments made during the period	(6,685)
Change in fair value of contingent consideration	13,988
Balance at June 30, 2018	$288,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. During the three months ended June 30, 2018, contingent consideration earned but not yet paid was $6.3 million and we paid Takeda $6.7 million for royalties earned in the first quarter of 2018 that were included in accrued and other current liabilities at March 31, 2018.

The following is a summary of our marketable security portfolio.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2018
Debt securities (corporate and government)	$271,533	$—	$(1,668)	$269,865

December 31, 2017
Debt securities (corporate and government)	$271,401	$—	$(1,265)	$270,136

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Milestone Revenues for the		Milestone Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration Partner A	—%	—%	—%	28%
Collaboration Partner B	100%	—%	100%	72%

Collaboration Partner A and Collaboration Partner B comprised, in aggregate, 50% and 47% of the accounts receivable balance as of June 30, 2018 and December 31, 2017, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	21%	23%	21%	25%
Customer B	15%	16%	14%	16%
Customer C	14%	13%	14%	13%
Customer D	12%	9%	11%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised, in aggregate, 26% and 25% of the accounts receivable balance as of June 30, 2018 and December 31, 2017, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$1,119	$1,062
Work-in-process	5,582	8,615
Finished goods	5,869	4,771
	12,570	14,448
Inventories-current	5,869	6,482
Inventories-non-current	$6,701	$7,966

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. The ICLUSIG inventories acquired on June 1, 2016 totaling $4.0 million were recorded at fair value less costs to sell, and therefore, resulted in a higher cost of ICLUSIG revenues over a one year period from the acquisition date. At June 30, 2018, $5.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2018, $6.7 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Office equipment	$16,361	$14,674
Laboratory equipment	57,409	48,807
Computer equipment	54,191	51,351
Land	5,350	5,350
Building and leasehold improvements	222,063	214,245
	355,374	334,427
Less accumulated depreciation and amortization	(87,788)	(74,664)
Property and equipment, net	$267,586	$259,763

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. The new building will consist of approximately 100,000 square feet of office space. When complete, this building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at June 30, 2018			Balance at December 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$44,868	$226,132	$271,000	$34,099	$236,901

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$10,767	$21,536	$21,536	$21,536	$21,536	$129,221

Goodwill

There were no changes to the carrying amount of goodwill for the six months ended June 30, 2018.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in aggregate, $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $60.0 million for the achievement of sales milestones through June 30, 2018.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2018, such royalties payable to Novartis on net sales within the United States totaled $16.9 million and $27.3 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2017, such royalties payable to Novartis on net sales within the United States totaled $13.0 million  and $20.8 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At June 30, 2018 and December 31, 2017, $1.3 million and $1.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2018 were net of $0.7 million and $1.2 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2017 were net of $0.8 million and $1.5 million, respectively, of costs reimbursed by Novartis.

Milestone revenue under the Novartis agreement for the three and six months ended June 30, 2018 was $0.0 million.  Milestone revenue under the Novartis agreement for the three and six months ended June 30, 2017 was $0.0 million and $25.0 million, respectively.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2018 was $47.1 million and $88.4 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2017 was $33.9 million and $62.7 million, respectively.   At June 30, 2018 and December 31, 2017, $47.1 million and $47.7 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $129.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through June 30, 2018.

In January 2016, Lilly submitted an NDA to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-

modifying antirheumatic drugs. In July 2017, Japan's Ministry of Health, Labor and Welfare granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies.  In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies.

During the three months ended June 30, 2018, under this agreement, we recognized a $100.0 million regulatory milestone for the FDA approval of the 2mg dose of OLUMIANT (baricitinib) for the treatment of adults with moderately-to-severely active rheumatoid arthritis. In 2017, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  We have exercised our co-development options in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis for the three and six months ended June 30, 2018 were $14.2 million and $26.7 million, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis for the three and six months ended June 30, 2017 were $8.7 million and $18.1 million, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Milestone revenue under the Lilly agreement for the three and six months ended June 30, 2018 was $100.0 million.  Milestone revenue under the Lilly agreement for the three and six months ended June 30, 2017 was $0.0 million and $65.0 million, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2018 was $8.9 million and $15.3 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2017 was $0.9 million and $1.3 million, respectively.  At June 30, 2018 and December 31, 2017, $8.9 million and $4.6 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In June 2018, we recorded a $5.0 million development milestone due to Agenus for the LAG-3 program which is recorded in research and development expense on the condensed consolidated statement of operations during the three and six months ended June 30, 2018.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The Nasdaq Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a net fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the consolidated statement of operations during the six months ended June 30, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 17% of the outstanding shares of Agenus Inc. common stock as of June 30, 2018. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2018, we recorded an unrealized loss of $43.3 million and $17.6 million, respectively, based on the changes in market price of Agenus Inc.’s common stock during these periods. For the three and six months ended June 30, 2017, we recorded an unrealized gain of $4.4 million and an unrealized loss of $3.3 million, respectively, based on the changes in market price of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at June 30, 2018 and December 31, 2017 was $40.3 million and $57.9 million, respectively.

Research and development expenses for the three and six months ended June 30, 2018 also included $0.9 million and $2.8 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and six months ended June 30, 2017 also included $11.2 million and $18.9 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At June 30, 2018 and December 31, 2017, a total of $0.9 million and $3.2 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

In February 2018, Agenus’ independent registered public accounting firm, KPMG LLP, expressed substantial doubt within Agenus’ Form 10-K filing regarding the entity’s ability to continue as a going concern. During the second quarter of 2018, Agenus experienced a significant decline in stock price. In Agenus’ March 31, 2018 Form 10-Q filed May 10, 2018, they noted approximately $52.3 million in cash and cash equivalents and quarterly operating expenses of approximately $43.4 million. For the three months ended March 31, 2018, Agenus Inc. reported total revenues of $1.6 million and net loss of $54.3 million within their consolidated financial statements. At this time, we have no plans to participate in any future equity-based fundraising, and, in the event of any future equity-based fundraising, anticipate dilution of our ownership percentage and a significant permanent decrease in the value of our overall investment.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the consolidated balance sheets and $7.2 million was allocated to research and development expense on the consolidated statement of operations during the six months ended June 30, 2017.  The fair market value of our total long term investment in Merus at June 30, 2018 and December 31, 2017 was $72.8 million and $62.1 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of June 30, 2018, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2018 we recorded an unrealized gain of $13.5 million and $10.8 million, respectively, based on the changes in the market price of Merus’ common stock during these periods.  For the three and six months ended June 30, 2017 we recorded unrealized losses of $23.9 million and $22.0 million, respectively, based on the changes in the market price of Merus’ common stock during these periods.  For the fiscal year ended December 31, 2017, Merus N.V. reported within their Form 20-F total revenues of approximately €13.6 million and net loss of approximately €73.0 million within their consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2018 included $2.8 million and $5.2 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and six months ended June 30, 2017 included $1.5 million and $2.6 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At June 30, 2018 and December 31, 2017, a total of $2.4 million and $2.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the consolidated balance sheets and $41.4 million was allocated to research and development expense on the consolidated statement of operations during the six months ended June 30, 2017. The fair market value of our long term investment in Calithera at June 30, 2018 and December 31, 2017 was $8.6 million and $14.4 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2018, we owned approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three and six months ended June 30, 2018 we recorded an unrealized loss of $2.2 million and $5.8 million, respectively, based on the changes in market price of Calithera’s common stock during these periods. For the three and six months ended June 30, 2017 we recorded unrealized gains of $5.7 million and $13.9 million, respectively, based on the changes in market price of Calithera’s common stock during these periods.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense on our condensed consolidated statement of operations during the six months ended June 30, 2017.  Research and development expenses for the three and six months ended June 30, 2018 also included $3.2 million and $5.8 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and six months ended June 30, 2017 also included $2.0 million and $3.6 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At June 30, 2018 and December 31, 2017, a total of $2.8 million and $0.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Research and development expenses for the three and six months ended June 30, 2018 also included $10.9 million and $17.4 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At June 30, 2018 and December 31, 2017, a total of $17.5 million and $1.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense during the six months ended June 30, 2018.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments on the condensed consolidated balance sheet and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense on the condensed consolidated statement of operations for the six months ended June 30, 2018. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheet. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of June 30, 2018 was $9.6 million.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2018, we owned approximately 3% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheet.  For the three and six months ended June 30, 2018, we recorded an unrealized loss of $2.6 million and an unrealized gain of $0.6 million, respectively, based on the changes in market price of Syros’ common stock from the date of purchase.

10.     Stock compensation

We recorded $36.6 million and $72.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.  We recorded $33.8 million and $64.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $24.8 million, $49.0 million, $22.9 million and $44.4 million for the three and six months ended June 30, 2018 and 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $11.8 million, $23.8 million, $10.9 million and $20.0 million for the three and six months ended June 30, 2018 and 2017, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Average risk-free interest rates	2.71%	1.56%	2.47%	1.79%	2.52%	1.38%	2.50%	1.31%
Average expected life (in years)	5.37	5.41	5.50	5.36	0.50	0.50	0.50	0.50
Volatility	46%	50%	45%	49%	30%	42%	51%	42%
Weighted-average fair value (in dollars)	28.65	60.44	39.47	52.87	12.11	17.55	16.25	18.80

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2017	3,909,701	11,206,553	$68.36
Additional authorization	5,000,000	—	—
Options granted	(1,565,286)	1,565,286	$89.67
Options exercised	—	(844,619)	$22.03
Options cancelled	244,146	(244,146)	$100.67
Balance at June 30, 2018	7,588,561	11,683,074	$73.89

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

RSU award and PSU activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2017	769,202	1,178,660	$98.88
Additional authorization	1,000,000	—	—
RSUs granted	(322,593)	322,593	$73.90
PSUs granted	(446,500)	446,500	$65.76
RSUs cancelled	43,588	(43,588)	$103.70
RSUs released	—	(176,590)	$81.70
Balance at June 30, 2018	1,043,697	1,727,575	$87.29

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of June 30, 2018, a cumulative total of 266,667 RSUs granted to Mr. Hoppenot had vested and were released, leaving 133,333 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and service-based milestones with graded and cliff vesting over three to four years. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 267% based on the level at which the performance conditions are achieved. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended June 30, 2018, the performance conditions were not deemed probable of achievement, therefore the stock compensation expense recorded during the period was for service-based awards.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2018, was $100.5 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2018, was $53.9 million, which is expected to be recognized over the weighted average period of approximately 1.5 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2018, was $26.7 million, which will begin to be recognized should the performance conditions be deemed probable of achievement.

The following table summarizes our share activity:

Shares Issued
and Outstanding
Balance at December 31, 2017	211,262,906
Exercise of stock options and issuance under ESPP	997,470
Settlement of employee restricted stock units	148,199
Conversion of convertible senior notes	577
Balance at June 30, 2018	212,409,152

11.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		June 30,	December 31,
Debt	June 30, 2018	Maturities	2018	2017
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,554	7,393
1.25% Convertible Senior Notes due 2020	1.25%	2020	17,016	16,608
			24,570	24,001
Less current portion			7,554	7,393
			$17,016	$16,608

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,554	$10,137	$7,393	$14,129
1.25% Convertible Senior Notes due 2020	17,016	26,138	16,608	35,431
	$24,570	$36,275	$24,001	$49,560

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

On July 1, 2018, the 2020 Notes became convertible through at least September 30, 2018, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2018 as described in (i) above. The 2018 Notes will mature in November 2018, and accordingly, are classified in short term liabilities on the condensed consolidated balance sheet as of June 30, 2018. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of June 30, 2018 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

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

Pursuant to the guidance within ASC 470-20-40-20, we measured the difference between the fair value and carrying value of the liability portions of the 2018 Notes and 2020 Notes, which resulted in recording expense related to senior note conversions of $1.4 million related to the 2018 Notes and $5.1 million related to the 2020 Notes.  The estimated fair value of the debt component was determined using a valuation model which is subject to judgement.  Assumptions used within the valuation model include an estimated credit rating and an estimated market-based cost of debt. These assumptions were used to perform a discounted cash flow analysis on the future interest and principal payments to determine the estimated fair value of the debt at inducement.

In addition, the fair value of the premium shares issued pursuant to these agreements as well as the cash paid in connection with the agreements totaled $48.4 million and is also included within expense related to senior note conversions on the condensed consolidated statement of operations during the six months ended June 30, 2017.

12.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2018 was $2.8 million and $5.5 million, respectively. Defined contribution expense for the three and six months ended June 30, 2017 was $2.3 million and $4.5 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$1,032	$680	$2,111	$1,296
Interest cost	68	52	139	98
Expected return on plan assets	(47)	(38)	(97)	(73)
Amortization of prior service cost	45	13	90	25
Amortization of actuarial losses	66	34	132	68
Net periodic benefit cost	$1,164	$741	$2,375	$1,414

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.2 million to the plans in 2018 inclusive of the amounts contributed to the plan during the current period. As of June 30, 2018 and December 31, 2017, $13.7 million and $13.4 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

13.     Income taxes

For the three and six months ended June 30, 2018, we recorded income tax expense of approximately $1.6 million and $2.4 million, respectively.  For the three and six months ended June 30, 2017, we recorded income tax expense of approximately $3.1 million and an income tax benefit of approximately $7.8 million, respectively. The change in tax expense for the three and six months ended June 30, 2018 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.

As of June 30, 2018, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $2.4 million during the six months ended June 30, 2018, of which only $0.3 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code.  The Act contains numerous provisions impacting corporate taxpayers. Changes include a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and temporary full expensing of certain business assets.  We recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the six months ended June 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic Net Income (Loss) Per Share
Basic net income (loss)	$52,394	$(12,484)	$11,254	$(199,567)
Weighted average common shares outstanding	212,210	205,141	211,945	200,200

Basic net income (loss) per share	$0.25	$(0.06)	$0.05	$(1.00)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$52,394	$(12,484)	$11,254	$(199,567)
Weighted average common shares outstanding	212,210	205,141	211,945	200,200

Dilutive stock options and RSUs	2,893	—	3,349	—

Weighted average shares used to compute diluted net income (loss) per share	215,103	205,141	215,294	200,200

Diluted net income (loss) per share	$0.24	$(0.06)	$0.05	$(1.00)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Outstanding stock options and awards	8,079,446	12,085,346	6,732,551	12,085,346
Common shares issuable upon conversion of the 2018 Notes	148,817	149,603	148,817	149,603
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939	368,939	368,939
Total potential common shares excluded from diluted net loss per share computation	8,597,202	12,603,888	7,250,307	12,603,888

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.

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

JAK Inhibition

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. The result of REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD, was announced in June 2018; the trial met its primary endpoint, and a supplemental new drug application (sNDA) is being prepared for submission to the FDA. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both underway. In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

A proof-of-concept trial of itacitinib, a selective JAK1 inhibitor, is ongoing for the treatment of patients with acute GVHD. Based on preliminary data from this trial, a pivotal program investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD was initiated in July 2017. The FDA has granted itacitinib orphan drug status for GVHD.

GVHD is a condition that can occur after an allogeneic transplant (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack the body. 12-month survival rates in patients with Grade III or IV steroid-refractory acute GVHD are 50% or less and the diagnosed incidence of acute and chronic GVHD is approximately 20,000 per year across the United States, Europe and Japan.

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

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of INCMGA0012 in all indications. Enrollment in the dose escalation portion of the Phase I study of INCMGA0012 has been completed and the molecule is currently being evaluated as monotherapy across four solid tumor types in the dose expansion portion of the study. Registration-directed trials in MSI-high endometrial cancer, merkel cell carcinoma, and anal cancer are planned.

PI3K-delta Inhibition

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate INCB50465 in non-Hodgkin lymphomas.  We are currently running Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma; we recently discontinued monotherapy development in diffuse large b-cell lymphoma (DLBCL) because the study did not meet defined response rate criteria.

FGFR1/2/3 Inhibition

Pemigatinib (formerly INCB54828) is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR mutations. The program has three Phase II trials enrolling – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN).

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	Pivotal Phase II (REACH1) met primary endpoint, sNDA in preparation; Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Phase II (RESET)
Ruxolitinib (JAK1/JAK2) combinations	Refractory myelofibrosis	Phase II in combination with INCB50465 (PI3Kδ)
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	Treatment-naïve chronic GVHD	Phase III (GRAVITAS-309) expected to begin in 2018
Itacitinib (JAK1)	NSCLC	Phase I/II in combination with osimertinib (EGFR)
INCMGA0012 (PD-1)[1]	Solid tumors	Phase II trials (MSI-high endometrial cancer, merkel cell carcinoma, anal cancer) expected to begin in 2018
INCB50465 (PI3Kδ)	Non-Hodgkin lymphoma	Phase II (CITADEL-203, follicular lymphoma); (CITADEL-204, marginal zone lymphoma); (CITADEL-205, mantel cell lymphoma)
Pemigatinib (FGFR1/2/3)	Bladder cancer	Phase II (FIGHT-201)
Pemigatinib (FGFR1/2/3)	Cholangiocarcinoma	Phase II (FIGHT-202)
Pemigatinib (FGFR1/2/3)	8p11 MPN	Phase II (FIGHT-203)

1. INCMGA0012 licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs. We intend to describe these programs more fully if we obtain clinical proof‑of‑concept and establish that a program warrants further development in a specific indication or group of indications.

Epacadostat is a novel, potent and selective inhibitor of the enzyme indoleamine 2, 3‑dioxygenase‑1 (IDO1), which is believed to be a key regulator of the mechanisms that are responsible for allowing tumors to escape from a patient’s immune surveillance. The ECHO clinical development program is investigating the development of epacadostat in combination with other therapeutic agents. In April 2018, we along with Merck announced that the pivotal Phase III ECHO-301 trial in patients with advanced or metastatic melanoma did not meet the primary endpoint of improving progression-free survival in the overall population compared to pembrolizumab monotherapy. In consultation with our collaboration partners, and after the results of ECHO-301, the ECHO program was downsized. We, along with Merck, are now running two Phase II trials of epacadostat in combination with pembrolizumab in lung cancer (ECHO-305 and ECHO-306).

INCB57643 is a BRD inhibitor. BRDs are a family of proteins which play important roles in mediating gene transcription, most notably by facilitating the expression of oncogenes such as MYC, one of the most frequently dysregulated oncogenes in all human cancer. Following a preclinical safety finding, development of this compound is to be discontinued.

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

INCAGN2385 is an anti-LAG-3 antibody. This molecule is an Fc-engineered IgG1 antibody chosen for development based on its high-affinity binding to human LAG-3. The engineered IgG1 Fc has no depleting capability which may be an advantage over other anti-LAG-3 antibodies.

Clinical Programs outside Oncology

In June 2018, we announced that a Phase II trial of ruxolitinib cream for the topical treatment of atopic dermatitis showed a significant benefit over vehicle control, and that preparations are underway for a global, pivotal Phase III program. Atopic dermatitis is a skin disorder that causes the skin to become red, scaly, and itchy. Onset can occur at any age, but is much more common in infants and children. United States and European prevalence are estimated at 10.3 million patients and 6.5 million patients, respectively.

A Phase II trial of ruxolitinib cream in patients with vitiligo, a long term skin condition characterized by patches of the skin losing their pigment, was initiated in June 2017.

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is planned in patients with hidradenitis suppurativa, an inflammatory skin disease.

	Indication	Status Update
Ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis	Phase III in preparation
Ruxolitinib cream[1] (JAK1/JAK2)	Vitiligo	Phase II
INCB54707 (JAK1)	Hidradenitis suppurativa	Expected to enter Phase II in H2 2018

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

In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, Japan's Ministry of Health, Labor and Welfare (MHLW) granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. Lilly has stated that it plans to initiate a Phase II/III trial to evaluate the safety and efficacy of baricitinib in patients with severe alopecia areata during 2018.

We exercised our co-development options in rheumatoid arthritis, atopic dermatitis, psoriatic arthritis, alopecia areata, systematic lupus erythematosus and axial spondyloarthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority, in exchange for increased tiered royalties ranging up to the high twenties on potential future sales.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Rheumatoid arthritis	Approved in Europe and Japan at 2mg and 4mg doses; approved in U.S. at 2mg dose
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Phase III
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects the Phase III program to start in 2018
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Lilly expects the Phase III program to start in 2018
Baricitinib (JAK1/JAK2)[1]	Severe alopecia areata	Lilly expects the Phase II/III trial to start in 2018
Capmatinib (MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with MET amplification and mutation

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We also elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly.  In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment from Lilly.  In December 2017, we recognized a $30.0 million milestone payment for the first patient treated in the atopic dermatitis Phase III program for baricitinib. In June 2018, the FDA approved the 2mg dose of OLUMIANT, triggering a $100.0 million milestone payment from Lilly.

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

Revenue Recognition. The new accounting standard for the recognition of revenue, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We do not believe the effect of applying this practical expedient resulted in material differences. Overall, adoption of the new standard did not significantly alter our methodology for recognition of revenue.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (the “Acquisition”), which resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Contract and License Revenues

Our typical customer arrangements, which fall within the scope of ASC 606, Revenue from Contracts with Customers, include distinct drug compound out-licensing, collection of upfront payments, milestones or royalty revenues from a counterparty, and provision of commercially available products to suppliers. Our agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

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

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which we assess at each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. These changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and temporary full expensing of certain business assets. We recognized in our financial statements for the year ended December 31, 2017 the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full-expensing of certain business assets.  We continue to monitor and analyze further issued guidance, however, no additional tax effects of the Act were required to be recorded for the six months ended June 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.

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

We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

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

We adopted the new standard for the fiscal period beginning January 1, 2018, utilizing the “modified retrospective” adoption methodology on all contracts for which performance had not been completed as of the date of adoption, and applied the guidance to report new disclosures surrounding our recognition of revenues. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. We have implemented a controls process to identify and evaluate all revenue-generating contracts with third-party customers on an on-going basis and have provided enhanced disclosures within this Form 10-Q to provide greater detail on our revenue-generating activities, see Notes 3 and 9 to the Condensed Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. We adopted the new standard for the period beginning January 1, 2018.  Due to the retrospective adoption of the standard, the cash flows from financing activities for the year ended December 31, 2017 and interim periods therein, no longer present the transfer of restricted investments to cash and cash equivalents. The change in total cash, cash equivalents, restricted cash and investments is now presented in the consolidated statement of cash flows and reconciles to the related captions on the consolidated balance sheet.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three and six months ended June 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the Act. This new standard allows for stranded income tax effects resulting from the Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

Results of Operations

We recorded net income of $52.4 million and basic net income per share of $0.25 and diluted net income per share of $0.24 for the three months ended June 30, 2018, as compared to net loss of $12.5 million and basic and diluted net loss per share of $0.06 in the corresponding period in 2017.  We recorded net income of $11.3 million and basic and diluted net income per share of $0.05 for the six months ended June 30, 2018, as compared to net loss of $199.6 million and basic and diluted net loss per share of $1.00 in the corresponding period in 2017.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
JAKAFI revenues, net	$345.6	$276.0	$659.3	$527.1
ICLUSIG revenues, net	19.9	15.7	40.7	29.4
Total product revenues, net	365.5	291.7	700.0	556.5
JAKAVI product royalty revenues	47.1	33.9	88.4	62.7
OLUMIANT product royalty revenues	8.9	0.9	15.3	1.3
Total product royalty revenues	56.0	34.8	103.7	64.0
Milestone revenues	100.0	—	100.0	90.0
Other revenues	—	—	0.1	0.1
Total revenues	$521.5	$326.5	$903.8	$710.6

The increase in JAKAFI product revenues for the three months ended June 30, 2018 as compared to the corresponding period in 2017 was comprised of a volume increase of $52.3 million and a price increase of $17.3 million. The increase in JAKAFI product revenues for the six months ended June 30, 2018 as compared to the corresponding period in 2017 was comprised of a volume increase of $83.5 million and a price increase of $48.7 million.  Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2018	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2018	$4,080	$30,938	$338	$1,692	$37,048
Allowances for current period sales	19,728	95,771	4,113	512	120,124
Allowances for prior period sales	33	982	6	165	1,186
Credits/payments for current period sales	(16,731)	(52,463)	(3,624)	(68)	(72,886)
Credits/payments for prior period sales	(2,590)	(36,628)	(378)	(436)	(40,032)
Balance at June 30, 2018	$4,520	$38,600	$455	$1,865	$45,440

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

Our milestone revenues are earned from our collaborative partners.  During the six months ended June 30, 2018, under the Lilly agreement, we recognized a $100.0 million regulatory milestone payment for the approval of the 2mg dose of OLUMIANT for the treatment of moderately-to-severely active rheumatoid arthritis in adult patients by the FDA.  During the six months ended June 30, 2017, under the Lilly agreement, we recognized a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.

Cost of Product Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Product costs	$2.6	$1.9	$4.9	$3.5
Royalty expense	16.9	13.0	27.3	20.8
Amortization of definite-lived intangible assets	5.4	5.4	10.8	10.8
Total cost of product revenues	$24.9	$20.3	$43.0	$35.1

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

The increase in cost of product revenues for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Salary and benefits related	$53.1	$45.4	$107.2	$90.1
Stock compensation	24.8	22.9	49.0	44.4
Clinical research and outside services	193.3	113.6	395.1	438.7
Occupancy and all other costs	26.9	19.9	49.9	36.5
Total research and development expenses	$298.1	$201.8	$601.2	$609.7

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to upfront and milestone expenses totaling $209.1 million related to our collaborative agreements with Agenus, Calithera and Merus recorded during 2017, partially offset by upfront and milestone expenses totaling $32.4 million related to our collaborative agreements with Syros, Bristol-Myers Squibb and Agenus and an overall increase in development costs to advance our clinical pipeline during 2018.  Research and development expenses for the three and six months ended June 30, 2018 and 2017 were net of $2.2 million, $4.5 million, $4.8 million and $9.1 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. We also elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systematic lupus erythematosus and axial spondyloarthritis were $14.2 million and $26.7 million, respectively, for the three and six months ended June 30, 2018. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $8.7 million and $18.1 million, respectively, for the three and six months ended June 30, 2017. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Salary and benefits related	$29.3	$24.8	$58.1	$49.5
Stock compensation	11.8	10.9	23.8	20.0
Other contract services and outside costs	66.9	54.4	147.6	107.8
Total selling, general and administrative expenses	$108.0	$90.1	$229.5	$177.3

Salary and benefits related expense increased from the three and six months ended June 30, 2017 to the three and six months ended June 30, 2018 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to our European operations.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of an increase in donations to independent non-profit patient assistance organizations in the United States and additional costs related to the commercialization of JAKAFI.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2018 was $7.3 million and $14.0 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2017 was $7.1 million and $14.4 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and six months ended June 30, 2018 and 2017 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and six months ended June 30, 2018 was $5.8 million and $10.3 million, respectively. Other income (expense), net for the three and six months ended June 30, 2017 was $4.1 million and $5.2 million, respectively. Upon the adoption of ASU No. 2017-07 effective January 1, 2018, other income (expense), net includes components of net periodic benefit costs, excluding service cost, relating to our European pension plans. The adoption was applied retrospectively which resulted in an insignificant change to loss from operations and other income (expense), net for the three and six months ended June 30, 2017.

Interest expense.  Interest expense for the three and six months ended June 30, 2018 was $0.4 million and $0.8 million, respectively.  Interest expense for the three and six months ended June 30, 2017 was $0.4 million and $6.3 million, respectively. The decrease in interest expense from the six months ended June 30, 2017 to the six months ended June 30, 2018 relates to the conversion of senior notes during the six months ended June 30, 2017.  Included in interest expense for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and six months ended June 30, 2017 was $0.4 million and $5.5 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized loss on investment for the three and six months ended June 30, 2018 was $43.3 million and $17.6 million, respectively.  For the three months ended June 30, 2017, the unrealized gain on investment was $4.4 million and for the six months ended June 30, 2017, the unrealized loss on investment was $3.3 million. With respect to our long term investment in Calithera, the unrealized loss on investment for the three and six months ended June 30, 2018 was $2.2 million and $5.8 million, respectively. For the three and six months ended June 30, 2017, the unrealized gain on our Calithera investment of $5.7 million and $13.9 million, respectively, were recorded within other comprehensive income. With respect to our long term investment in Merus, the unrealized gain on investment for the three and six months ended June 30, 2018 was $13.5 million and $10.8 million, respectively. The unrealized loss on investment for the three and six months ended June 30, 2017 was $23.9 million and $22.0 million, respectively. With respect to our long term investment in Syros, the unrealized loss on investment for the three months ended June 30, 2018 was $2.6 million and the unrealized gain on investment for the six months ended June 30, 2018 was $0.6 million.

Expense related to senior note conversions. Expense related to senior note conversions for the three and six months ended June 30, 2017 was $0.8 million and $54.9 million for the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of June 30, 2018. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2018, we had available cash, cash equivalents and marketable securities of $1.2 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $53.2 million for the six months ended June 30, 2018 and net cash used by operating activities was $56.8 million for the six months ended June 30, 2017.  The $110.0 million increase in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017, expense related to our senior note conversions during the six months ended June 30, 2017 and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $32.5 million for the six months ended June 30, 2018, which represented purchases of marketable securities of $58.8 million, capital expenditures of $23.4 million and purchases of long term investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $58.7 million.  Net cash used in investing activities was $176.1 million for the six months ended June 30, 2017, which represented purchases of marketable securities of $115.3 million, capital expenditures of $51.5 million and purchases of long term equity investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $114.5 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $8.2 million and $32.5 million, respectively, for the six months ended June 30, 2018 and 2017, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration and cash paid in connection with senior note conversions during the six months ended June 30, 2017.

The following summarizes our significant contractual obligations as of June 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$7.7	$19.1	$—	$—
Interest on convertible senior debt	0.6	0.3	0.3	—	—
Non-cancelable lease obligations	30.8	13.9	15.3	1.6	—
Total contractual obligations	$58.2	$21.9	$34.7	$1.6	$—

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; expenditures in connection with potential exchanges, conversions or repayments of our outstanding convertible senior notes; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. Changes in our research and development or commercialization plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.  To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements, we expect that additional funding can be obtained primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2018, marketable securities were $269.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2018, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JAKAFI is our first and, currently, only product marketed by us that is approved for sale in the United States. It was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high‑risk myelofibrosis and in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While in June 2016 we acquired exclusive rights to develop and commercialize ICLUSIG in the European Union, or EU, and other countries and in June 2018 the FDA approved for sale OLUMIANT (baricitinib), which we exclusively licensed to Eli Lilly and Company, for the treatment of specified rheumatoid arthritis indications, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

In addition, our receipt of royalties under our collaboration agreements with Novartis for sales of JAKAVI outside the United States and with Lilly for worldwide sales of OLUMIANT will depend on factors similar to those listed above for jurisdictions outside the United States.

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

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, in February 2018, Celgene Corporation acquired Impact Biomedicines, which was developing fedratinib, a drug candidate for the treatment of myelofibrosis and polycythemia vera. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs, although the challenging party retains the right to challenge the validity of the patent in federal court. There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase II and Phase III clinical trials for the treatment of patients with steroid-refractory graft-versus-host disease and is in other clinical trials. Itacitinib is in a Phase III clinical trial for the treatment of patients with acute graft-versus-host disease, and epacadostat was in a number of Phase III clinical trials.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example: in early 2016, we decided to discontinue the clinical trials of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer; and, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application, or NDA, of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies.  The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. We have also licensed to Pfizer our portfolio of CCR2 antagonist compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., and Syros Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States, including our recent expansion in Japan. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

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

Due to historical net losses, we had an accumulated deficit of $2.0 billion as of June 30, 2018. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.

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

We derived substantially all of our revenues for the six months ended June 30, 2018 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential future revenues may be decreased.

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

Other changes in the United States patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States recently ruled that isolated DNA sequences cannot be patented. Although we no longer receive significant revenues generated from our former information products business, the majority of our gene patent portfolio from that business consists of patents on isolated DNA sequences, and this ruling limits our ability to derive additional revenues from our gene patent portfolio. Additionally, the Supreme Court resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch‑Waxman Act between brand‑name drug companies and generic drug companies. The Court rejected the “scope of the patent” test and ruled that settlements involving “reverse payments” from brand‑name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

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

In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others, or could lead to potential identity theft.  Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation, known as the GDPR, which took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

10.1#

Form of Employment Agreement between the Company and Maria E. Pasquale (effective as of April 9, 2018) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.2#*	Form of Performance Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.

10.3#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2018).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

INCYTE CORPORATION

Dated: July 31, 2018	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2018	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)