Form 10-Q
period 2018-09-30
INCYTE CORP
filed 2018-10-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 212,808,148 as of October 23, 2018.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2018	2017*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,112,179	$899,509
Marketable securities—available-for-sale	263,134	270,136
Accounts receivable	247,736	266,299
Inventory	5,993	6,482
Prepaid expenses and other current assets	71,317	62,428
Total current assets	1,700,359	1,504,854

Restricted cash and investments	1,009	925
Long term investments	121,381	134,356
Inventory	5,425	7,966
Property and equipment, net	300,767	259,763
Other intangible assets, net	220,748	236,901
Goodwill	155,593	155,593
Other assets, net	14,665	2,224
Total assets	$2,519,947	$2,302,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,478	$67,671
Accrued compensation	58,027	74,550
Interest payable	100	33
Accrued and other current liabilities	231,571	198,901
Convertible senior notes	7,648	7,393
Acquisition-related contingent consideration	29,665	26,848
Total current liabilities	422,489	375,396

Convertible senior notes	17,224	16,608
Acquisition-related contingent consideration	256,335	260,152
Other liabilities	21,000	19,797
Total liabilities	717,048	671,953

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 212,754,024 and 211,262,906 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	213	211
Additional paid-in capital	3,759,030	3,627,433
Accumulated other comprehensive loss	(9,522)	(7,010)
Accumulated deficit	(1,946,822)	(1,990,005)
Total stockholders’ equity	1,802,899	1,630,629
Total liabilities and stockholders’ equity	$2,519,947	$2,302,582

*   The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product revenues, net	$367,715	$322,029	$1,067,744	$878,503
Product royalty revenues	61,923	44,487	165,592	108,477
Milestone revenues	20,000	15,000	120,000	105,000
Other revenues	45	18	145	80

Total revenues	449,683	381,534	1,353,481	1,092,060

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	24,795	22,036	67,757	57,120
Research and development	292,527	269,557	893,719	879,263
Selling, general and administrative	96,522	91,265	326,049	268,560
Change in fair value of acquisition-related contingent consideration	4,720	(16,343)	18,708	(1,914)

Total costs and expenses	418,564	366,515	1,306,233	1,203,029

Income (loss) from operations	31,119	15,019	47,248	(110,969)
Other income (expense), net	10,211	5,494	20,481	10,707
Interest expense	(405)	(204)	(1,188)	(6,527)
Unrealized gain (loss) on long term investments	(9,949)	23,045	(21,911)	(2,343)
Expense related to senior note conversions	—	—	—	(54,881)

Income (loss) before provision (benefit) for income taxes	30,976	43,354	44,630	(164,013)

Provision (benefit) for income taxes	1,800	7,300	4,200	(500)

Net income (loss)	$29,176	$36,054	$40,430	$(163,513)

Net income (loss) per share:
Basic	$0.14	$0.17	$0.19	$(0.81)
Diluted	$0.14	$0.17	$0.19	$(0.81)

Shares used in computing net income (loss) per share:
Basic	212,627	206,796	212,172	202,399
Diluted	215,964	212,610	215,516	202,399

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$29,176	$36,054	$40,430	$(163,513)

Other comprehensive income (loss):
Foreign currency translation	(38)	(3)	97	(46)
Unrealized gain (loss) on marketable securities, net of tax	214	(47)	(189)	(179)
Unrealized gain on long term investment, net of tax (Note 2)	—	1,548	—	15,484
Defined benefit pension obligations, net of tax	111	46	333	139
Other comprehensive income	287	1,544	241	15,398

Comprehensive income (loss)	$29,463	$37,598	$40,671	$(148,115)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$40,430	$(163,513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,743	39,319
In-process research and development impairment	—	12,000
Stock-based compensation	110,830	99,287
Expense related to senior note conversions	—	54,881
Other, net	258	216
Unrealized loss on long term investments	21,911	2,343
Change in fair value of acquisition-related contingent consideration	18,708	(1,914)
Changes in operating assets and liabilities:
Accounts receivable	18,563	(49,587)
Prepaid expenses and other assets	(21,330)	(32,051)
Inventory	3,030	4,741
Accounts payable	27,807	(5,666)
Accrued and other liabilities	(8,561)	36,223
Net cash provided by (used in) operating activities	252,389	(3,721)
Cash flows from investing activities:
Purchase of long term investments	(8,936)	(123,891)
Capital expenditures	(48,202)	(85,770)
Purchases of marketable securities	(104,228)	(131,919)
Sale and maturities of marketable securities	111,040	134,604
Net cash used in investing activities	(50,326)	(206,976)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	20,480	58,554
Proceeds from issuance of common stock, net	—	649,387
Cash paid in connection with senior note conversions	—	(8,934)
Payment of contingent consideration	(9,886)	(12,521)
Net cash provided by financing activities	10,594	686,486
Effect of exchange rates on cash and cash equivalents	97	(46)
Net increase in cash, cash equivalents, restricted cash and investments	212,754	475,743
Cash, cash equivalents, restricted cash and investments at beginning of period	900,434	653,229
Cash, cash equivalents, restricted cash and investments at end of period	$1,113,188	$1,128,972
Supplemental Schedule of Cash Flow Information
Interest paid	$134	$180
Income taxes paid	$2,932	$6,187
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$31	$351,041
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$330,011
Unpaid purchases of property and equipment	$—	$10,774

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements.

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

Accounts Receivable.  As of September 30, 2018 and December 31, 2017, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Net Income (Loss) Per Share.  Our basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock, restricted stock units, performance stock units and shares issuable upon the conversion of convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

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

Revenue Recognition.  The new accounting standard for the recognition of revenue, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. Overall, the adoption of the new standard did not significantly alter our methodology for recognition of revenue.

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

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. At September 30, 2018 and December 31, 2017, $39.8 million and $34.7 million, respectively, of accrued sales allowances were included in accrued and other current liabilities on the condensed consolidated balance sheets. Product shipping and handling costs are included in cost of product revenues.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with our June 2016 acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l. (the “Acquisition”). In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

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

These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date. Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees. We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time. The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms. The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen. CRO fees incurred to set up the clinical trial are expensed during the setup period. At September 30, 2018 and December 31, 2017, $115.0 million and $110.0 million, respectively, of accrued clinical research and development costs were included in accrued and other current liabilities on the condensed consolidated balance sheets.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under

Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. We have implemented a third-party software to facilitate activities for the new accounting and disclosure requirements under ASU No. 2016-02 and, at this time, are undergoing implementation testing activities of the software and additional internal control procedures. In July 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-11 and No. 2018-10, which defined several practical expedients for adoption and clarified new accounting methodologies. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods therein and will be adopted using a modified retrospective approach. We are anticipating electing available practical expedients, including the transition option, upon adoption on January 1, 2019.  We have implemented a third-party software to facilitate activities for the new accounting and disclosure requirements under ASU No. 2016-02 and, at this time, are undergoing implementation testing activities of the software and additional internal control procedures.  In addition, we are assessing the impact to the consolidated financial statements which will include recording a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three and nine months ended September 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed during the fourth quarter of 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020, and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Switzerland. We are currently analyzing the impact of ASU No. 2018-14 on our consolidated financial statements.

3.     Revenues

As discussed in Note 2, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We do not believe the effect of applying this practical expedient resulted in material differences. Overall, the adoption of the new standard did not significantly alter our methodology for recognition of revenue.

The following table presents our disaggregated revenue for the periods presented.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
JAKAFI revenues, net	$347.6	$303.9	$1,006.9	$831.0
ICLUSIG revenues, net	20.1	18.1	60.8	47.5
Total product revenues, net	367.7	322.0	1,067.7	878.5
JAKAVI product royalty revenues	50.9	41.3	139.4	104.0
OLUMIANT product royalty revenues	11.0	3.2	26.2	4.5
Total product royalty revenues	61.9	44.5	165.6	108.5
Milestone revenues	20.0	15.0	120.0	105.0
Other revenues	0.1	—	0.2	0.1
Total revenues	$449.7	$381.5	$1,353.5	$1,092.1

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

At September 30, 2018 and December 31, 2017, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or in to hierarchy levels during the nine months ended September 30, 2018.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2018
Cash and cash equivalents	$1,112,179	$—	$—	$1,112,179
Debt securities (corporate and government)	—	263,134	—	263,134
Long term investments (Note 9)	121,381	—	—	121,381
Total assets	$1,233,560	$263,134	$—	$1,496,694

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$899,509	$—	$—	$899,509
Debt securities (corporate and government)	—	270,136	—	270,136
Long term investment (Note 9)	134,356	—	—	134,356
Total assets	$1,033,865	$270,136	$—	$1,304,001

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2018
Contingent consideration	$—	$—	$286,000	$286,000
Total liabilities	$—	$—	$286,000	$286,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a rollforward of our Level 3 liabilities (in thousands):

Level 3
Balance at January 1, 2018	$287,000
Contingent consideration earned during the period but not yet paid	(13,023)
Payments made during the period	(6,685)
Change in fair value of contingent consideration	18,708
Balance at September 30, 2018	$286,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2018 and December 31, 2017, contingent consideration earned but not yet paid was $6.7 million and $6.6 million, respectively, which were included in accrued and other current liabilities. The royalties earned in the second quarter of 2018 of $6.3 million were included in in accounts payable at September 30, 2018.

The following is a summary of our marketable security portfolio.

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2018
Debt securities (corporate and government)	$264,589	$—	$(1,455)	$263,134

December 31, 2017
Debt securities (corporate and government)	$271,401	$—	$(1,265)	$270,136

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Milestone Revenues for the		Milestone Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration Partner A	—%	—%	—%	24%
Collaboration Partner B	100%	100%	100%	76%

Collaboration Partner A and Collaboration Partner B comprised, in aggregate, 33% and 47% of the accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer A	19%	24%	20%	25%
Customer B	12%	16%	13%	16%
Customer C	16%	14%	15%	13%
Customer D	12%	8%	11%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised, in aggregate, 31% and 25% of the accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$481	$1,062
Work-in-process	4,944	8,615
Finished goods	5,993	4,771
	11,418	14,448
Inventories-current	5,993	6,482
Inventories-non-current	$5,425	$7,966

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2018, $6.0 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2018, $5.4 million of inventory was classified as non-current on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Office equipment	$16,478	$14,674
Laboratory equipment	60,117	48,807
Computer equipment	56,857	51,351
Land	10,112	5,350
Building and leasehold improvements	253,099	214,245
	396,663	334,427
Less accumulated depreciation and amortization	(95,896)	(74,664)
Property and equipment, net	$300,767	$259,763

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. The new building will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018, and construction activity began immediately thereafter. We are responsible for a portion of the renovation and construction costs, and are deemed, for accounting purposes, to be the owner of the building. As a result, we recorded the fair value of the building as a capital asset of approximately $15.8 million and a corresponding financing liability in accrued and other current liabilities on our condensed consolidated balance sheet at September 30, 2018. We also recorded approximately $0.7 million in construction costs as a capital asset and corresponding financing liability on our condensed consolidated balance sheet at September 30, 2018.

In July 2018, we signed an agreement to purchase land located within Y-PARC, Switzerland’s largest technology park in Yverdon. The land was purchased, in cash, for $4.8 million. Upon this parcel, we plan on constructing a large molecule production facility.  Construction activity commenced in July 2018, and we have recorded approximately $20.2 million as of September 30, 2018 in costs for architectural and engineering studies and initial ground preparation. We currently anticipate the facility to be completed in the second half of 2020.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at September 30, 2018			Balance at December 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$50,252	$220,748	$271,000	$34,099	$236,901

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$5,383	$21,536	$21,536	$21,536	$21,536	$129,221

Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2018.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in aggregate, $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $60.0 million for the achievement of sales milestones through September 30, 2018.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2018, such royalties payable to Novartis on net sales within the United States totaled $17.0 million and $44.3 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2017, such royalties payable to Novartis on net sales within the United States totaled $14.9 million and $35.7 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2018 and December 31, 2017, $17.0 million and $14.8 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At September 30, 2018 and December 31, 2017, $0.4 million and $1.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2018 were net of $1.2 million and $2.4 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2017 were net of $0.4 million and $1.9 million, respectively, of costs reimbursed by Novartis.

Milestone revenue under the Novartis agreement for the three and nine months ended September 30, 2018 was $0.0 million.  Milestone revenue under the Novartis agreement for the three and nine months ended September 30, 2017 was $0.0 million and $25.0 million, respectively.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2018 was $50.9 million and $139.4 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2017 was $41.3 million and $104.0 million, respectively.   At September 30, 2018 and December 31, 2017, $50.9 million and $47.7 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through September 30, 2018.

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

During the nine months ended September 30, 2018, under this agreement, we recognized a $20.0 million development milestone for the first patient treated in the systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the FDA approval of the 2mg dose of OLUMIANT (baricitinib) for the treatment of adults with moderately-to-severely active rheumatoid arthritis. In 2017, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a

Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  We have exercised our co-development options in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis for the three and nine months ended September 30, 2018 were $18.9 million and $45.6 million, respectively. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis for the three and nine months ended September 30, 2017 were $9.1 million and $27.2 million, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out and stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we co-funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Milestone revenue under the Lilly agreement for the three and nine months ended September 30, 2018 was $20.0 million and $120.0 million, respectively.  Milestone revenue under the Lilly agreement for the three and nine months ended September 30, 2017 was $15.0 million and $80.0 million, respectively.  Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2018 was $11.0 million and $26.2 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2017 was $3.2 million and $4.5 million, respectively.  At September 30, 2018 and December 31, 2017, $11.1 million and $4.6 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In June 2018, we recorded a $5.0 million development milestone due to Agenus for the LAG-3 program and in September 2018 we recorded a $5.0 million development milestone due to Agenus for the TIM-3 program, which are recorded in research and development expense on the condensed consolidated statement of operations for the nine months ended September 30, 2018.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The Nasdaq Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a net fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments on the condensed consolidated balance sheets and $20.5 million was allocated to research and development expense on the consolidated statement of operations during the nine months ended September 30, 2017.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 16% of the outstanding shares of Agenus Inc. common stock as of September 30, 2018. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2018, we recorded an unrealized loss of $2.3 million and $19.9 million, respectively, based on the changes in the market price of Agenus Inc.’s common stock during these periods. For the three and nine months ended September 30, 2017, we recorded an unrealized gain of $10.2 million and $6.8 million, respectively, based on the changes in the market price of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at September 30, 2018 and December 31, 2017 was $38.0 million and $57.9 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2018 also included $1.0 million and $3.8 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and nine months ended September 30, 2017 also included $29.7 million and $48.6 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At September 30, 2018 and December 31, 2017, a total of $2.2 million and $3.2 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

In February 2018, Agenus’ independent registered public accounting firm, KPMG LLP, expressed substantial doubt within Agenus’ Form 10-K filing regarding the entity’s ability to continue as a going concern. During the third quarter of 2018, Agenus experienced a significant decline in stock price. In Agenus’ June 30, 2018 Form 10-Q filed August 9, 2018, they noted approximately $43.2 million in cash and cash equivalents and quarterly operating expenses of approximately $32.5 million. For the three and six months ended June 30, 2018, Agenus Inc. reported total revenues of $15.9 million and $17.5 million, respectively, and net losses of $25.2 million and $79.5 million, respectively, within their consolidated financial statements. At this time, we have no plans to participate in any future equity-based fundraising, and, in the event of any future equity-based fundraising, anticipate dilution of our ownership percentage and a significant permanent decrease in the value of our overall investment.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the consolidated balance sheets and $7.2 million was allocated to research and development expense on the consolidated statement of operations during the nine months ended September 30, 2017.  The fair market value of our total long term investment in Merus at September 30, 2018 and December 31, 2017 was $63.2 million and $62.1 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of September 30, 2018, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2018 we recorded an unrealized loss of $9.6 million and an unrealized gain of $1.1 million, respectively, based on the changes in the market price of Merus’ common stock during these periods.  For the three months ended September 30, 2017 we recorded an unrealized gain of $12.9 million and for the nine months ended September 30, 2017 we recorded an unrealized loss of $9.2 million, based on the changes in the market price of Merus’ common stock during these periods.  For the three and six months ended June 30, 2018, Merus N.V. reported within their Form 6-K total revenues of approximately €6.5 million and €16.5 million, respectively, and net loss of approximately €4.6 million and €13.0 million, respectively, within their unaudited condensed consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2018 included $2.1 million and $7.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and nine months ended September 30, 2017 included $1.7 million and $4.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At September 30, 2018 and December 31, 2017, a total of $2.1 million and $2.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the consolidated balance sheets and $41.4 million was allocated to research and development expense on the consolidated statement of operations during the nine months ended September 30, 2017. The fair market value of our long term investment in Calithera at September 30, 2018 and December 31, 2017 was $9.0 million and $14.4 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2018, we owned approximately 5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three and nine months ended September 30, 2018 we recorded an unrealized gain of $0.4 million and an unrealized loss of $5.3 million, respectively, based on the changes in the market price of Calithera’s common stock during these periods. For the three and nine months ended September 30, 2017 we recorded an unrealized gain of $1.5 million and $15.5 million, respectively, based on the changes in the market price of Calithera’s common stock during these periods.

In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense on our condensed consolidated statement of operations during the nine months ended September 30, 2017.  Research and development expenses for the three and nine months ended September 30, 2018 also included $2.4 million and $8.2 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and nine months ended September 30, 2017 also included $2.3 million and $5.9 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At September 30, 2018 and December 31, 2017, a total of $1.7 million and $0.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million which was recorded in research and development expense on our consolidated statement of operations. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.  In September 2018, we recorded $10.0 million in aggregate milestones due to MacroGenics for the achievement of certain clinical milestones as part of our collaboration and license agreement, which are recorded in research and development expense on our condensed consolidated statement of operations for the nine months ended September 30, 2018.

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

Research and development expenses for the three and nine months ended September 30, 2018 also included $6.3 million and $23.7 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At September 30, 2018 and December 31, 2017, a total of $1.4 million and $1.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense during the nine months ended September 30, 2018.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments on the condensed consolidated balance sheet and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense on the condensed consolidated statement of operations for the nine months ended September 30, 2018. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheet. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of September 30, 2018 was $11.2 million.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2018, we owned approximately 3% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, we recorded an unrealized gain of $1.6 million and $2.2 million, respectively, based on the changes in the market price of Syros’ common stock from the date of purchase.

10.     Stock compensation

We recorded $38.0 million and $110.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.  We recorded $34.9 million and $99.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $26.3 million, $75.3 million, $23.4 million and $67.8 million for the three and nine months ended September 30, 2018 and 2017, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $11.7 million, $35.5 million, $11.5 million and $31.5 million for the three and nine months ended September 30, 2018 and 2017, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Average risk-free interest rates	2.72%	1.81%	2.60%	1.79%	2.81%	1.47%	2.63%	1.37%
Average expected life (in years)	5.03	4.99	5.27	5.24	0.50	0.50	0.50	0.50
Volatility	45%	48%	45%	49%	27%	39%	45%	41%
Weighted-average fair value (in dollars)	29.32	55.80	34.41	53.81	13.56	20.46	15.91	19.89

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

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2017	3,909,701	11,206,553	$68.36
Additional authorization	5,000,000	—	—
Options granted	(3,122,149)	3,122,149	$79.08
Options exercised	—	(1,080,228)	$22.89
Options cancelled	495,003	(495,003)	$96.25
Balance at September 30, 2018	6,282,555	12,753,471	$73.76

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

RSU award and PSU activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2017	769,202	1,178,660	$98.88
Additional authorization	1,000,000	—	—
RSUs granted	(867,197)	867,197	$70.48
PSUs granted	(523,743)	523,743	$66.18
RSUs cancelled	87,983	(87,983)	$97.19
PSUs cancelled	6,750	(6,750)	$65.76
RSUs released	—	(337,357)	$92.88
Balance at September 30, 2018	472,995	2,137,510	$80.47

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of September 30, 2018, a cumulative total of 266,667 RSUs granted to Mr. Hoppenot had vested and were released, leaving 133,333 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and cliff vesting over three to four years. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 267% based on the level at which the performance conditions are achieved. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended September 30, 2018, the performance conditions were not deemed probable of achievement, therefore the stock compensation expense recorded during the period was for service-based awards.

In July 2018, we granted 77,243 PSUs to executives with performance milestones and graded vesting over four years.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 150% based on the level at which the performance conditions are achieved.  Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended September 30, 2018, we have recorded de minimus stock compensation expense relating to these PSUs.

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2018, was $117.8 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2018, was $73.0 million, which is expected to be recognized over the weighted average period of approximately 1.8 years.  Total compensation cost of PSUs granted but not yet vested, as of September 30, 2018, was $29.3 million, which will begin to be recognized should the performance conditions be deemed probable of achievement.

The following table summarizes our share activity:

Shares Issued
and Outstanding
Balance at December 31, 2017	211,262,906
Exercise of stock options and issuance under ESPP	1,234,321
Settlement of employee restricted stock units	256,182
Conversion of convertible senior notes	615
Balance at September 30, 2018	212,754,024

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

12.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2018	Maturities	2018	2017
0.375% Convertible Senior Notes due 2018	0.375%	2018	$7,648	7,393
1.25% Convertible Senior Notes due 2020	1.25%	2020	17,224	16,608
			24,872	24,001
Less current portion			7,648	7,393
			$17,224	$16,608

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$7,648	$10,271	$7,393	$14,129
1.25% Convertible Senior Notes due 2020	17,224	26,645	16,608	35,431
	$24,872	$36,916	$24,001	$49,560

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

On October 1, 2018, the 2020 Notes became convertible through at least December 31, 2018, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2018 as described in (i) above. The 2018 Notes will mature in November 2018, and accordingly, are classified in short term liabilities on the condensed consolidated balance sheet as of September 30, 2018. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of September 30, 2018 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

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

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2018 was $2.6 million and $8.1 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2017 was $2.2 million and $6.7 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$1,041	$760	$3,152	$2,056
Interest cost	69	57	208	155
Expected return on plan assets	(48)	(43)	(145)	(116)
Amortization of prior service cost	45	12	135	37
Amortization of actuarial losses	66	34	198	102
Net periodic benefit cost	$1,173	$820	$3,548	$2,234

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.2 million to the plans in 2018 inclusive of the amounts contributed to the plan during the current period. As of September 30, 2018 and December 31, 2017, $14.0 million and $13.4 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three and nine months ended September 30, 2018, we recorded income tax expense of approximately $1.8 million and $4.2 million, respectively.  For the three and nine months ended September 30, 2017, we recorded income tax expense of approximately $7.3 million and an income tax benefit of approximately $0.5 million, respectively. The change in tax expense for the three and nine months ended September 30, 2018 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.

As of September 30, 2018, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $5.9 million during the nine months ended September 30, 2018, of which only $0.4 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations and prior year positions related to research and development tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code.  The Act contains numerous provisions impacting corporate taxpayers. Changes include a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and temporary full expensing of certain business assets.  We recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the nine months ended September 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed during the fourth quarter of 2018.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic Net Income (Loss) Per Share
Basic net income (loss)	$29,176	$36,054	$40,430	$(163,513)
Weighted average common shares outstanding	212,627	206,796	212,172	202,399

Basic net income (loss) per share	$0.14	$0.17	$0.19	$(0.81)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$29,176	$36,054	$40,430	$(163,513)
Weighted average common shares outstanding	212,627	206,796	212,172	202,399

Dilutive stock options and RSUs	3,337	5,814	3,344	—

Weighted average shares used to compute diluted net income (loss) per share	215,964	212,610	215,516	202,399

Diluted net income (loss) per share	$0.14	$0.17	$0.19	$(0.81)

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Outstanding stock options and awards	9,055,004	2,399,468	7,254,774	12,654,718
Common shares issuable upon conversion of the 2018 Notes	148,741	149,527	148,741	149,527
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939	368,939	368,939
Total potential common shares excluded from diluted net loss per share computation	9,572,684	2,917,934	7,772,454	13,173,184

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third-party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•	expectations with respect to reimbursement for our products;

•	the expected impact of recent accounting pronouncements and changes in U.S. tax laws;

•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
•	our profitability; the adequacy of our capital resources to continue operations;
•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	the anticipated completion date for our large molecule production facility;
•	our investments, including anticipated expenditures, losses and expenses; and
•	our patent prosecution and maintenance efforts.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI and ICLUSIG;
•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

•	our ability to establish and maintain effective sales, marketing and distribution capabilities;

•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

•	our ability to maintain regulatory approvals to market our products;

•	our ability to achieve a significant market share in order to achieve or maintain profitability;

•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;

•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;
•	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
•	risks relating to the development of new products and their use by us and our current and potential collaborators;
•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	our ability to in‑license drug candidates or other technology;
•	unanticipated construction or other delays relating to our large molecule production facility;
•	our ability to integrate successfully acquired businesses, development programs or technology;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
•	our history of operating losses; and
•	the risks set forth under “Risk Factors.”

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

JAK Inhibition

As part of our development program to improve and expand therapeutic options for patients with MF, we are currently recruiting Phase II trials combining ruxolitinib with our clinical candidates such as itacitinib (JAK1), INCB50465 (PI3Kδ), and INCB53914 (PIM) in patients with refractory MF.

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. The result of REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD, formed the basis for a supplemental new drug application (sNDA), which was accepted by the FDA for Priority Review in October 2018. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both underway. In June 2016, we announced that the FDA granted Breakthrough Therapy Designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

Based on data from a proof-of-concept trial of itacitinib, a selective JAK1 inhibitor, in patients with acute GVHD, a pivotal trial (GRAVITAS-301) investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD was initiated in July 2017. The FDA has granted itacitinib orphan drug status for GVHD.

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

In October 2018, we announced positive interim data from the FIGHT-202 trial evaluating pemigatinib in patients with advanced/metastatic or surgically unresectable cholangiocarcinoma who failed at least one previous treatment. Cholangiocarcinoma is a cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 translocation is increasing, and is currently estimated at 2,500-3,000 patients in the U.S., Europe and Japan.

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

PI3K-delta Inhibition

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. INCB50465 is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate INCB50465 in non-Hodgkin lymphomas, and we are currently running Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	sNDA accepted for Priority Review (based on REACH1); Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Phase II (RESET)
Ruxolitinib (JAK1/JAK2) combinations	Refractory myelofibrosis	Phase II in combination with INCB50465 (PI3Kδ), INCB53914 (PIM), or itacitinib (JAK1)
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	Treatment-naïve chronic GVHD	Phase III (GRAVITAS-309) expected to begin in H1 2019
Itacitinib (JAK1)	NSCLC	Phase I/II in combination with osimertinib (EGFR)
Pemigatinib (FGFR1/2/3)	Bladder cancer	Phase II (FIGHT-201)
Pemigatinib (FGFR1/2/3)	Cholangiocarcinoma	Phase II (FIGHT-202); Phase III (FIGHT-302) in preparation
Pemigatinib (FGFR1/2/3)	8p11 MPN	Phase II (FIGHT-203)
INCMGA0012 (PD-1)[1]	Solid tumors	Phase II trials (MSI-high endometrial cancer, merkel cell carcinoma, anal cancer) expected to begin in 2018
INCB50465 (PI3Kδ)	Non-Hodgkin lymphoma	Phase II (CITADEL-203, follicular lymphoma); (CITADEL-204, marginal zone lymphoma); (CITADEL-205, mantel cell lymphoma)

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

INCAGN1876, an anti-GITR agonist antibody, INCAGN1949, an anti-OX40 agonist antibody, INCAGN2385, an anti-LAG-3 antibody, and INCAGN2390, an anti-TIM-3 antibody, were discovered within our discovery alliance with Agenus Inc. These molecules are in clinical development and we are awaiting proof-of-concept data.

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

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is now enrolling in patients with hidradenitis suppurativa, an inflammatory skin disease.

	Indication	Status Update
Ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis	Phase III in preparation
Ruxolitinib cream[1] (JAK1/JAK2)	Vitiligo	Phase II
INCB54707 (JAK1)	Hidradenitis suppurativa	Phase II

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

Atopic Dermatitis. Atopic dermatitis (AtD) is a condition that makes the skin red and itchy and which is common in children but can occur at any age. Atopic dermatitis is long lasting and tends to flare periodically and then subside. Lilly has conducted a Phase IIa trial to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in atopic dermatitis. A Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD is ongoing.

Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has conducted a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE. Lilly has recently initiated a Phase III trial of baricitinib in patients with SLE.

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. Lilly has recently initiated a Phase II/III trial to evaluate the safety and efficacy of baricitinib in patients with severe alopecia areata.

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

In October 2018, we and Novartis announced positive preliminary results of the GEOMETRY mono-1 trial of capmatinib in patients with advanced non-small cell lung cancer (NSCLC) harboring MET exon-14 skipping mutations. NSCLC is the most common type of lung cancer, impacting more than 2 million people per year. Approximately 3-4 percent of all patients with NSCLC have an identified MET mutation. Though rare, this mutation is an indicator of especially poor prognosis and there is currently no approved therapy designed to target this mutation.

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Phase III
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Phase III
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly expects the Phase III program to begin in 2018
Baricitinib (JAK1/JAK2)[1]	Severe alopecia areata	Phase II/III
Capmatinib (MET)[2]	NSCLC, liver cancer	Phase II in EGFR wild-type ALK negative NSCLC patients with MET amplification and mutation

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

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly.  In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment from Lilly.  In December 2017, we recognized a $30.0 million milestone payment for the first patient treated in the atopic dermatitis Phase III program for baricitinib. In June 2018, the FDA approved the 2mg dose of OLUMIANT, triggering a $100.0 million milestone payment from Lilly. In September 2018, we recognized a $20.0 million milestone payment for the first patient treated in systemic lupus erythematosus Phase III program for baricitinib.

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

Revenue Recognition. The new accounting standard for the recognition of revenue, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We do not believe the effect of applying this practical expedient resulted in material differences. Overall, the adoption of the new standard did not significantly alter our methodology for recognition of revenue.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The ICLUSIG inventories were recorded at fair value less costs to sell in connection with the acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (the “Acquisition”). In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the Internal Revenue Code. These changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and temporary full expensing of certain business assets. We recognized in our financial statements for the year ended December 31, 2017 the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full-expensing of certain business assets.  We continue to monitor and analyze further issued guidance, however, no additional tax effects of the Act were required to be recorded for the nine months ended September 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed during the fourth quarter of 2018.

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

We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees will classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases.  The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (“ASC”) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease.  For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. We have implemented a third-party software to facilitate activities for the new accounting and disclosure requirements under ASU No. 2016-02 and, at this time, are undergoing implementation testing activities of the software and additional internal control procedures. In July 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-11 and No. 2018-10, which defined several practical expedients for adoption and clarified new accounting methodologies. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods therein and will be adopted using a modified retrospective approach. We are anticipating electing available practical expedients, including the transition option, upon adoption on January 1, 2019.  We have implemented a third-party software to facilitate activities for the new accounting and disclosure requirements under ASU No. 2016-02 and, at this time, are undergoing implementation testing activities of the software and additional internal control procedures.  In addition, we are assessing the impact to the consolidated financial statements which will include recording a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. We continue to monitor and analyze further issued guidance, however no additional tax effects of the Act were required to be recorded for the three and nine months ended September 30, 2018.  The financial statement impact is expected to be complete when the 2017 U.S. federal and state corporate income tax returns are filed during the fourth quarter of 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020, and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Switzerland. We are currently analyzing the impact of ASU No. 2018-14 on our consolidated financial statements.

Results of Operations

We recorded net income of $29.2 million and basic and diluted net income per share of $0.14 for the three months ended September 30, 2018, as compared to net income of $36.1 million and basic and diluted net loss per share of $0.17 in the corresponding period in 2017.  We recorded net income of $40.4 million and basic and diluted net income per share of $0.19 for the nine months ended September 30, 2018, as compared to net loss of $163.5 million and basic and diluted net loss per share of $0.81 in the corresponding period in 2017.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
JAKAFI revenues, net	$347.6	$303.9	$1,006.9	$831.0
ICLUSIG revenues, net	20.1	18.1	60.8	47.5
Total product revenues, net	367.7	322.0	1,067.7	878.5
JAKAVI product royalty revenues	50.9	41.3	139.4	104.0
OLUMIANT product royalty revenues	11.0	3.2	26.2	4.5
Total product royalty revenues	61.9	44.5	165.6	108.5
Milestone revenues	20.0	15.0	120.0	105.0
Other revenues	0.1	—	0.2	0.1
Total revenues	$449.7	$381.5	$1,353.5	$1,092.1

The increase in JAKAFI product revenues for the three months ended September 30, 2018 as compared to the corresponding period in 2017 was comprised of a volume increase of $25.9 million and a price increase of $17.8 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 was comprised of a volume increase of $110.0 million and a price increase of $65.9 million.  Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2018	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2018	$4,080	$30,938	$338	$1,692	$37,048
Allowances for current period sales	30,211	142,091	5,298	1,011	178,611
Allowances for prior period sales	40	708	6	104	858
Credits/payments for current period sales	(28,084)	(116,509)	(5,103)	(68)	(149,764)
Credits/payments for prior period sales	(1,349)	(22,202)	(93)	(660)	(24,304)
Balance at September 30, 2018	$4,898	$35,026	$446	$2,079	$42,449

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

Our milestone revenues are earned from our collaborative partners.  During the nine months ended September 30, 2018, under the Lilly agreement, we recognized a $20.0 million development milestone payment for the first patient treated in systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone payment for the approval of the 2mg dose of OLUMIANT for the treatment of moderately-to-severely active rheumatoid arthritis in adult patients by the FDA.  During the nine months ended September 30, 2017, under the Lilly agreement, we recognized a $15.0 million regulatory milestone payment for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone payment for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission and under the Novartis agreement, we recognized a $25.0 million development milestone payment based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in the GVHD field.

Cost of Product Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Product costs	$2.4	$1.7	$7.3	$5.2
Royalty expense	17.0	14.9	44.3	35.7
Amortization of definite-lived intangible assets	5.4	5.4	16.2	16.2
Total cost of product revenues	$24.8	$22.0	$67.8	$57.1

Cost of product revenues includes all JAKAFI related product costs, all ICLUSIG related product costs, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Salary and benefits related	$51.9	$51.4	$159.1	$141.5
Stock compensation	26.3	23.4	75.3	67.8
Clinical research and outside services	190.0	173.9	585.1	612.6
Occupancy and all other costs	24.3	20.9	74.2	57.4
Total research and development expenses	$292.5	$269.6	$893.7	$879.3

We currently account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily due to upfront and milestone expenses totaling $209.1 million related to our collaborative agreements with Agenus, Calithera and Merus recorded during 2017, partially offset by upfront and milestone expenses totaling $47.4 million related to our collaborative agreements with Agenus, Bristol-Myers Squibb, MacroGenics and Syros and an overall increase in development costs to advance our clinical pipeline during 2018.  Research and development expenses for the three and nine months ended September 30, 2018 and 2017 were net of $2.4 million, $7.0 million, $3.2 million and $12.3 million, respectively, of costs reimbursed by our collaborative partners.  Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

During the nine months ended September 30, 2017, we wrote-off the acquired IPR&D asset of $12.0 million due to the discontinuation of the OPTIC-2L study, which was recorded in research and development expense on the condensed consolidated statement of operations.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. We also elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis to fund 30% of future global development costs through regulatory approval, including post-launch studies required by a regulatory authority. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systematic lupus erythematosus and axial spondyloarthritis were $18.9 million and $45.6 million, respectively, for the three and nine months ended September 30, 2018. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis were $9.1 million and $27.2 million, respectively, for the three and nine months ended September 30, 2017. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Salary and benefits related	$26.9	$27.4	$85.0	$76.9
Stock compensation	11.7	11.5	35.5	31.5
Other contract services and outside costs	57.9	52.4	205.5	160.2
Total selling, general and administrative expenses	$96.5	$91.3	$326.0	$268.6

Salary and benefits related expense increased from the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2018 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to our European operations.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of an increase in donations to independent non-profit patient assistance organizations in the United States and additional costs related to the commercialization of JAKAFI.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2018 was $4.7 million and $18.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2017 was a benefit of $16.3 million and $1.9 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and nine months ended September 30, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.  The change in fair value for the three and nine months ended September 30, 2017 was due primarily to the passage of time and a benefit of $24.0 million recorded during the third quarter related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and nine months ended September 30, 2018 was $10.2 million and $20.5 million, respectively. Other income (expense), net for the three and nine months ended September 30, 2017 was $5.5 million and $10.7 million, respectively. Upon the adoption of ASU No. 2017-07 effective January 1, 2018, other income (expense), net includes components of net periodic benefit costs, excluding service cost, relating to our European pension plans. The adoption was applied retrospectively which resulted in an insignificant change to loss from operations and other income (expense), net for the three and nine months ended September 30, 2017.

Interest expense.  Interest expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.2 million, respectively.  Interest expense for the three and nine months ended September 30, 2017 was $0.2 million and $6.5 million, respectively. The decrease in interest expense from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 relates to the conversion of senior notes during the nine months ended September 30, 2017. Included in interest expense for the three and nine months ended September 30, 2018 was $0.3 million and $0.9 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes. Included in interest expense for the three and nine months ended September 30, 2017 was $0.3 million and $5.8 million, respectively, of non-cash charges to amortize the discounts on the 2018 Notes and the 2020 Notes.

Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized loss for the three and nine months ended September 30, 2018 was $2.3 million and $19.9 million, respectively.  For the three and nine months ended September 30, 2017, the unrealized gain on investment in Agenus was $10.2 million and $6.8 million, respectively. With respect to our long term investment in Calithera, the unrealized gain for the three months ended September 30, 2018 was $0.4 million and the unrealized loss for the nine months ended September 30, 2018 was $5.3 million. For the three and nine months ended September 30, 2017, the unrealized gain on investment in Calithera of $1.5 million and $15.5 million, respectively, was recorded within other comprehensive income. With respect to our long term investment in Merus, the unrealized loss for the three months ended September 30, 2018 was $9.6 million and the unrealized gain for the nine months ended September 30, 2018 was $1.1 million. The unrealized gain on investment in Merus for the three months ended September 30, 2017 was $12.9 million and the unrealized loss for the nine months ended September 30, 2017 was $9.2 million. With respect to our long term investment in Syros, the unrealized gain for the three and nine months ended September 30, 2018 was $1.6 million and $2.2 million, respectively.

Expense related to senior note conversions. Expense related to senior note conversions for the three and nine months ended September 30, 2017 was $0.0 million and $54.9 million for the conversions of our 2018 Notes and 2020 Notes.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of September 30, 2018. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2018, we had available cash, cash equivalents and marketable securities of $1.4 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $252.4 million for the nine months ended September 30, 2018 and net cash used by operating activities was $3.7 million for the nine months ended September 30, 2017.  The $256.1 million increase in cash provided by operating activities was due primarily to the payments made to our collaborative partners for new or amended arrangements during the first quarter of 2017, expense related to our senior note conversions during the nine months ended September 30, 2017 and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $50.3 million for the nine months ended September 30, 2018, which represented purchases of marketable securities of $104.2 million, capital expenditures of $48.2 million and purchases of long term investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $111.0 million.  Net cash used in investing activities was $207.0 million for the nine months ended September 30, 2017, which represented purchases of marketable securities of $131.9 million, capital expenditures of $85.8 million and purchases of long term equity investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $134.6 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $10.6 million and $686.5 million, respectively, for the nine months ended September 30, 2018 and 2017, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration. In addition, for the nine months ended September 30, 2017, we received proceeds from the issuance of common stock in our public offering, offset in part by cash paid in connection with senior note conversions.

The following summarizes our significant contractual obligations as of September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$26.8	$7.7	$19.1	$—	$—
Interest on convertible senior debt	0.6	0.3	0.3	—	—
Non-cancelable lease obligations	32.5	13.8	15.1	3.6	—
Total contractual obligations	$59.9	$21.8	$34.5	$3.6	$—

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. Once construction is complete, our future rental payments over the 15 year term are approximately $40.9 million, which excludes the remaining build-out costs to be paid by us.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis and Lilly; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements for future acquisitions or other strategic purposes, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2018, marketable securities were $263.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2018, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase III clinical trials for the treatment of patients with steroid-refractory graft-versus-host disease and is in other clinical trials. Itacitinib is in a Phase III clinical trial for the treatment of patients with acute graft-versus-host disease.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example: in early 2016, we decided to discontinue the clinical trials of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer; and, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of September 30, 2018. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.

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

Our future funding requirements will depend on many factors and we anticipate that we may need to raise additional capital to fund our business plan and research and development efforts going‑forward.

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

We derived substantially all of our revenues for the nine months ended September 30, 2018 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue.

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

INCYTE CORPORATION

Dated: October 30, 2018	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 30, 2018	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Chief Financial Officer
(Principal Financial Officer)