Form 10-K
period 2018-12-31
INCYTE CORP
filed 2019-02-14
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (check one)

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2018) was approximately $11.9 billion.

As of February 7, 2019 there were 214,048,325 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders to be held on April 26, 2019.

Item 1.  Business

This report contains forward‑looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward‑looking statements include statements as to:

•	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);
•	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;
•	conducting clinical trials internally, with collaborators, or with clinical research organizations;
•	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
•	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
•	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
•	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•	our ability to manage expansion of our drug discovery and development operations;
•	future required expertise relating to clinical trials, manufacturing, sales and marketing;
•	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•	plans to develop and commercialize products on our own;
•	plans to use third-party manufacturers;
•	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
•	expectations with respect to reimbursement for our products;
•	the expected impact of recent accounting pronouncements and changes in U.S. tax laws;
•	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

•	our profitability; the adequacy of our capital resources to continue operations;
•	the need to raise additional capital;
•	the costs associated with resolving matters in litigation;
•	our expectations regarding competition;
•	expectations relating to our new European headquarters and the anticipated completion date for our large molecule production facility;
•	our investments, including anticipated expenditures, losses and expenses; and
•	our patent prosecution and maintenance efforts.

These forward‑looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

•	our ability to successfully commercialize JAKAFI and ICLUSIG;
•	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;
•	our ability to establish and maintain effective sales, marketing and distribution capabilities;
•	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
•	our ability to maintain regulatory approvals to market our products;
•	our ability to achieve a significant market share in order to achieve or maintain profitability;
•	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
•	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•	risks relating to the conduct of our clinical trials;
•	changing regulatory requirements;
•	the risk of adverse safety findings;
•	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•	the risk of significant delays or costs in obtaining regulatory approvals;

•	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
•	risks relating to the development of new products and their use by us and our current and potential collaborators;
•	risks relating to our inability to control the development of out‑licensed compounds or drug candidates;
•	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
•	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	our ability to maintain or obtain adequate product liability and other insurance coverage;
•	the risk that our drug candidates may not obtain or maintain regulatory approval;
•	the impact of technological advances and competition, including potential generic competition;
•	our ability to compete against third parties with greater resources than ours;
•	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•	competition to develop and commercialize similar drug products;
•	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•	the impact of changing laws on our patent portfolio;
•	developments in and expenses relating to litigation;
•	our ability to in‑license drug candidates or other technology;
•	unanticipated construction, other delays or changes in plans relating to our new European headquarters and large molecule production facility;
•	our ability to integrate successfully acquired businesses, development programs or technology;
•	our ability to obtain additional capital when needed;
•	fluctuations in net cash provided and used by operating, financing and investing activities;
•	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
•	our history of operating losses; and
•	the risks set forth under “Risk Factors.”

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

Clinical Programs in Oncology

We believe that the future of cancer treatment lies in the use of targeted therapies, which aim to block, directly or indirectly, the effects of cancer-causing mutations, and immune therapies, which seek to recruit the patient’s own immune system to tackle cancer. Our most advanced programs are detailed below.

JAK Inhibition

As part of our development program to improve and expand therapeutic options for patients with MF, we are currently recruiting Phase II trials combining ruxolitinib with our clinical candidates such as itacitinib (JAK1), parsaclisib (formerly INCB50465; PI3Kδ), and INCB53914 (PIM) in patients with refractory MF.

GVHD is a condition that can occur after an allogeneic bone marrow transplant (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack the body. 12-month survival rates in patients with Grade III or IV steroid-refractory acute GVHD are 50% or less and the diagnosed incidence of acute and chronic GVHD is approximately 20,000 per year across the United States, Europe and Japan.

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. The result of REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD, formed the basis for a supplemental new drug application (sNDA), which was accepted by the FDA for Priority Review in October 2018. In February 2019, the FDA extended the sNDA review period by three months. REACH2, the Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and

REACH3, the Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both underway. In June 2016, we announced that the FDA granted Breakthrough Therapy designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

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

FGFR1/2/3 Inhibition

Pemigatinib is an inhibitor of the FGFR isoforms 1, 2 and 3 that has demonstrated potency and selectivity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR mutations. The program currently has three Phase II trials– FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from ongoing trials in patients with FGFR-driven cholangiocarcinoma, bladder cancer, and 8p11 MPN, we are planning to initiate a pivotal tumor-agnostic trial evaluating pemigatinib in patients with driver-activations of FGF/FGFR later in 2019.

In October 2018, we announced positive data from the FIGHT-202 trial evaluating pemigatinib in patients with advanced/metastatic or surgically unresectable cholangiocarcinoma who failed at least one previous treatment. In February 2019, we announced that the FDA granted Breakthrough Therapy designation for pemigatinib in patients with previously treated, advanced/metastatic or unresectable FGFR2 translocated cholangiocarcinoma.

Cholangiocarcinoma is a cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 translocation is increasing, and is currently estimated at 2,000-3,000 patients in the U.S., Europe and Japan.

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of INCMGA0012 in all indications. Enrollment in the dose escalation portion of the Phase I study of INCMGA0012 has been completed and the molecule is currently being evaluated as monotherapy across four solid tumor types in the dose expansion portion of the study. Registration-directed trials in MSI-high endometrial cancer, merkel cell carcinoma, and anal cancer were initiated in 2018.

PI3K-delta Inhibition

The PI3K-delta pathway mediates oncogenic signaling in B cell malignancies. Parsaclisib (formerly INCB50465) is a PI3K-delta inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate parsaclisib in non-Hodgkin lymphomas, and we are currently running Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

	Indication	Status Update
Ruxolitinib (JAK1/JAK2)	Steroid-refractory acute GVHD	sNDA accepted for Priority Review (based on REACH1), review period extended by three months; Phase III (REACH2)
Ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD	Phase III (REACH3)
Ruxolitinib (JAK1/JAK2)	Essential thrombocythemia	Phase II (RESET)
Ruxolitinib (JAK1/JAK2)	Refractory myelofibrosis	Phase II in combination with parsaclisib (PI3Kδ), INCB53914 (PIM), or itacitinib (JAK1)
Itacitinib (JAK1)	Treatment-naïve acute GVHD	Phase III (GRAVITAS-301)
Itacitinib (JAK1)	Treatment-naïve chronic GVHD	Phase III (GRAVITAS-309)
Itacitinib (JAK1)	NSCLC	Phase I/II in combination with osimertinib (EGFR)
Pemigatinib (FGFR1/2/3)	Bladder cancer	Phase II (FIGHT-201)
Pemigatinib (FGFR1/2/3)	Cholangiocarcinoma	Phase II (FIGHT-202); Phase III (FIGHT-302) now recruiting
Pemigatinib (FGFR1/2/3)	8p11 MPN	Phase II (FIGHT-203)
Pemigatinib (FGFR1/2/3)	Solid tumors with driver activations of FGF/FGFR	Pivotal program in preparation
INCMGA0012 (PD-1)[1]	Solid tumors	Phase II trials (MSI-high endometrial cancer, merkel cell carcinoma, anal cancer)
Parsaclisib (PI3Kδ)	Non-Hodgkin lymphoma	Phase II (CITADEL-203, follicular lymphoma); (CITADEL-204, marginal zone lymphoma); (CITADEL-205, mantel cell lymphoma)

1. INCMGA0012 licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof‑of‑concept and establish that a program warrants further development in a specific indication or group of indications.

Small molecules	Monoclonal antibodies	Bispecific antibodies
INCB53914 (PIM)	INCAGN1876 (GITR)[2]	MCLA-145 (PD-L1xCD137)[3]
INCB59872 (LSD1)	INCAGN1949 (OX40)[2]
INCB62079 (FGFR4)	INCAGN2390 (TIM-3)[2]
INCB81776 (AXL/MER)	INCAGN2385 (LAG-3)[2]
INCB01158 (ARG)[1]
Epacadostat (IDO1)
INCB86550 (PD-L1)

1. INCB01158 development in collaboration with Calithera Biosciences, Inc.

2. Discovery collaboration with Agenus Inc.

3. MCLA-145 development in collaboration with Merus N.V.

Clinical Programs outside Oncology

In June 2018, we announced that a Phase II trial of ruxolitinib cream for the topical treatment of atopic dermatitis showed a significant benefit over vehicle control and a global, pivotal Phase III program was initiated in December 2018. Atopic dermatitis is a skin disorder that causes the skin to become red, scaly, and itchy. Onset can occur at any age, but is much more common in infants and children. United States and European prevalence are estimated at 10.3 million patients and 6.5 million patients, respectively. A Phase II trial of ruxolitinib cream in patients with vitiligo, a long term skin condition characterized by patches of the skin losing their pigment, was initiated in June 2017.

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is ongoing in patients with hidradenitis suppurativa, an inflammatory skin disease.

A Phase II trial of itacitinib, a JAK1 selective inhibitor, has been initiated in patients with ulcerative colitis.

Phase II trials of parsaclisib, a PI3Kδ inhibitor, in pemphigus vulgaris, autoimmune hemolytic anemia and Sjögren's syndrome are all underway.

	Indication	Status Update
Ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis	Phase III
Ruxolitinib cream[1] (JAK1/JAK2)	Vitiligo	Phase II; Phase III in preparation
INCB54707 (JAK1)	Hidradenitis suppurativa	Phase II
Itacitinib (JAK1)	Ulcerative colitis	Phase II
Parsaclisib (PI3Kδ)	Pemphigus vulgaris, autoimmune hemolytic anemia, Sjögren's syndrome	Phase II

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

A Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD is ongoing. In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate to severe atopic dermatitis. These are two of five studies that will be part of the placebo-controlled data program intended to support global registrations.

Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has conducted a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE. Lilly is currently running a Phase III trial of baricitinib in patients with SLE.

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. Lilly is currently running a Phase II/III trial to evaluate the safety and efficacy of baricitinib in patients with severe alopecia areata.

Psoriatic Arthritis.  Psoriatic arthritis (PsA) is an inflammatory arthritis that is seen in association with skin psoriasis. It causes joint pain and swelling that can lead to damage of the joint if the inflammation is not controlled.  Baricitinib has been shown to inhibit the JAK-STAT pathway in related conditions such as psoriasis in Phase II trials, and based on its activity profile, baricitinib also has the potential to demonstrate positive clinical outcomes in PsA. Lilly is planning a Phase III program to evaluate the safety and efficacy of baricitinib in patients with PsA.

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

	Indication	Status Update
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis	Phase III
Baricitinib (JAK1/JAK2)[1]	Systemic lupus erythematosus	Phase III
Baricitinib (JAK1/JAK2)[1]	Psoriatic arthritis	Lilly is planning a Phase III program
Baricitinib (JAK1/JAK2)[1]	Severe alopecia areata	Phase II/III
Capmatinib (MET)[2]	NSCLC, liver cancer	NDA (NSCLC patients with MET exon 14 skipping mutations) expected this year (by Novartis)

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

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  In March 2017, we recognized a $25.0 million milestone for the first patient first visit in a GVHD study and in December 2017, we recognized a $40.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million. In December 2018, we recognized a $60.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million.

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.

In February 2017, the European Commission announced the approval of baricitinib as OLUMIANT, triggering a $65.0 million milestone payment from Lilly.  In July 2017, Japan's MHLW granted marketing approval for OLUMIANT, triggering a $15.0 million milestone payment from Lilly.  In December 2017, we recognized a $30.0 million milestone payment for the first patient treated in the atopic dermatitis Phase III program for baricitinib. In June 2018, the FDA approved the 2mg dose of OLUMIANT, triggering a $100.0 million milestone payment from Lilly. In September 2018, we recognized a $20.0 million milestone payment for the first patient treated in the systemic lupus erythematosus Phase III program for baricitinib.

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

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs.

The most advanced collaboration program is MCLA-145, a bispecific antibody targeting PD-L1 and CD137, for which we received exclusive development and commercialization rights outside of the United States. Merus retained exclusive development and commercialization rights in the United States to MCLA-145.  Each party will share equally the costs of mutually agreed global development activities for MCLA-145, and fund itself any independent development activities in its territory.  Merus will be responsible for commercializing MCLA-145 in the United States and we will be responsible for commercializing it outside of the United States.

In addition to receiving rights to MCLA-145 outside of the United States, we received worldwide exclusive development and commercialization rights to up to ten additional programs.  Of these ten additional programs, Merus retained the option, subject to certain conditions, to co-fund development of up to two such programs.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs. All costs related to the co-funded collaboration programs are subject to joint research and development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.  We will be responsible for all research, development and commercialization costs relating to all other programs.

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million. For each program as to which Merus does not have commercialization or development co-funding rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States.  For MCLA-145, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in Mainland China, Hong Kong, Macau and Taiwan. In January 2019, we received an upfront payment under this agreement of $40.0 million. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

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

Please also see Note 18 of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information about geographic areas.

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

Drug/Drug Candidate (Target)	Status of United States Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)	Status of European Union and Japan Patent Estate (Earliest Anticipated Expirations, Subject to Potential Extensions and Payment of Maintenance Fees)
ruxolitinib (JAK)	Granted and pending (2026)	Granted and pending (2026)
baricitinib (JAK)	Granted and pending (2029)	Granted and pending (2029)
epacadostat (IDO)	Granted and pending (2029)	Granted and pending (2029)
itacitinib (JAK)	Granted and pending (2031)	Granted and pending (2031)
capmatinib (cMET)	Granted and pending (2027)	Granted and pending (2027)
parsaclisib (PI3Kδ)	Granted and pending (2032)	Granted and pending (2032)
pemigatinib (FGFR)	Granted and pending (2033)	Granted and pending (2033)
ponatinib (BCR ABL)		Granted and pending (2026)
INCMGA0012 (PD-1)	Pending (2036)	Pending (2036)

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

In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

•	other drug development technologies and methods of preventing or reducing the incidence of disease;
•	new compounds; or
•	other classes of therapeutic agents.

We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to drug candidates or proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing products that are more effective or commercially successful than ours.

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

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application (MAA). This application is similar to the NDA in the United States, with the exception of, among other things, regional and/or country-specific document requirements. Drugs can be authorized in the EU by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

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

For other countries outside of the EU, such as non-EU countries in Eastern Europe, Middle-East, Latin America, Japan or other countries in Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

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

We contract with third parties to manufacture JAKAFI, ICLUSIG, and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we have two qualified third-party contract manufacturers from which we can source drug substance. The manufacturing of Ponatinib, the API for ICLUSIG, is the sole responsibility of Takeda, the intellectual property holder. We procure API from Takeda, which outsources the API manufacturing to a third party.

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

While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture API and distribute finished goods, and that supply of materials that cannot be second sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.  Our strategy is to maintain 24 months of safety stock of API to be able to respond to changes in demand to provide on-time supply of drug product as well as at least 6 months of semi-finished goods inventory.

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

Human Resources

As of December 31, 2018, we had 1,367 employees, including 748 in research and development, 129 in medical affairs, 289 in sales and marketing and 201 in operations support, finance and administrative positions. Geographically, 1,106 employees were based in the United States and 261 employees were based in Europe and Japan.  None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, in January 2019, Celgene Corporation announced that it had submitted an NDA for fedratinib, a drug candidate for the treatment of myelofibrosis, and expected FDA approval by year-end 2019. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs, although the challenging party retains the right to challenge the validity of the patent in federal court. There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to Innovent certain Asian rights to three of our clinical stage compounds.  Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly and Innovent collaborations, we have entered into clinical study relationships with respect to several of our programs, including epacadostat, and are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., Innovent Biologics, Inc., MacroGenics, Inc., Merus N.V., and Syros Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

Our activities, and the activities of our collaborators, partners and third‑party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off‑label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti‑bribery or anti‑corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to damages, fines and penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by health care payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third‑party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the year ended December 31, 2018, we recorded unrealized losses related to our investments in Agenus Inc., Calithera Biosciences, Inc., Merus N.V. and Syros Pharmaceuticals, Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

RISKS RELATING TO OUR FINANCIAL RESULTS

We may incur losses in the future, and we expect to continue to incur significant expenses to discover and develop drugs, which may make it difficult for us to achieve sustained profitability on a quarterly or annual basis in the future.

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of December 31, 2018. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed above and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI and ICLUSIG, we may incur losses if our drug products do not generate significant revenues.

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

We derived substantially all of our revenues for the year ended December 31, 2018 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone revenue. In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results.

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

We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our planned manufacturing operations. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.  In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm.  Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Our global headquarters is in Wilmington, Delaware, which is where our principal drug discovery and development operations are also located. We own two buildings comprising approximately 344,000 square feet of laboratory and office space at this site.  In March 2017, we acquired additional adjacent buildings, currently occupied by tenants, with a view toward further expanding our headquarters facilities.

We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 100,000 square feet of additional laboratory and office space in Wilmington, Delaware.

We conduct our European clinical development operations from our offices in Geneva, Switzerland and Lausanne, Switzerland and our Japanese office is in Tokyo. In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters.  In July 2018, we purchased a parcel of land in Yverdon-les-Bains, Switzerland upon which we are building a large molecule production facility. Construction commenced in July 2018, with expected completion in the second half of 2020.

Item 3.  Legal Proceedings

From time to time, we are party to legal proceedings in the course of our business.  The outcome of any such proceedings, regardless of the merits, is inherently uncertain. Legal proceedings, including litigation, government investigations and enforcement actions, can result in significant costs and occupy significant management resources.  We do not expect any such current legal proceedings to have a material adverse impact on our business or financial condition.

In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We are cooperating with this inquiry. We have not yet been made aware of the substance of any civil claims.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers are as follows:

Hervé Hoppenot, age 59, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône‑Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone‑Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School. Mr. Hoppenot is also a director of Cellectis S.A.

Dashyant Dhanak, age 58, joined Incyte in December 2018 as Executive Vice President, Chief Scientific Officer.  Prior to joining Incyte, Dr. Dhanak served as Vice President and Head of Discovery Sciences of Janssen Research & Development, LLC, a wholly-owned subsidiary of Johnson & Johnson, a pharmaceutical company, from 2013 until November 2018.  Prior to his tenure at Janssen, Dr. Dhanak spent 25 years at GlaxoSmithKline, a pharmaceutical company, in positions of increased responsibility across multiple disease areas, including his last position as Vice President and Head of the Cancer Epigenetics Discovery Performance Unit.  Dr. Dhanak received a B.S. in Chemistry from the University of Manchester Institute of Science and Technology and his Ph.D. from the University of London.  He completed his postdoctoral research in natural product synthesis at Northwestern University.

Barry P. Flannelly, age 61, has served as Executive Vice President and General Manager US since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start‑up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

Vijay Iyengar, age 46, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development.  Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company.  From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.

Maria E. Pasquale, age 53, joined Incyte in April 2018 as Executive Vice President and General Counsel.  Prior to joining Incyte, Ms. Pasquale joined Incyte from Celgene Corporation, a biopharmaceutical company, where for 17 years she held positions of increasing levels of responsibility, including Chief Counsel; Senior Vice President, Legal and Deputy General Counsel and Assistant Corporate Secretary, and, most recently, Executive Vice President and Global Chief Compliance Officer.  Prior to her tenure at Celgene, Ms. Pasquale spent a decade supporting pharmaceutical clients as a global patent and litigation attorney at Pennie & Edmonds LLP in New York (now part of Jones Day).  Before her career in law, Ms. Pasquale was an Assistant Research Scientist at the Institute for Basic Research and the Cold Spring Harbor

Laboratory.  Ms. Pasquale holds a J.D. from Brooklyn Law School and a B.S. in biochemistry from the State University of New York at Stony Brook.

Christiana Stamoulis, age 48, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer.  Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company.  From January 2014 until she joined Unum, Ms. Stamoulis was an independent advisor to biopharmaceutical companies. From 2009 until December 2013, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries.  She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two undergraduate degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.

Steven Stein, age 52, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals.  From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline.  Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.

Paula J. Swain, age 61, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol‑Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

Wenqing Yao, age 56, has served as Executive Vice President, Head of Discovery Chemistry since October 2014.  Dr. Yao joined Incyte as Director, Chemistry in February 2002 and held roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol‑Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2018, our common stock was held by 139 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$1,466,900	$1,200,312	$882,404	$601,015	$357,562
Product royalty revenues(2)	234,780	160,791	110,711	74,821	48,966
Milestone and contract revenues(3)	180,000	175,000	112,512	77,857	104,857
Other revenues	203	113	92	58	110
Total revenues	1,881,883	1,536,216	1,105,719	753,751	511,495
Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	94,123	79,479	58,187	26,972	3,004
Research and development(4)	1,197,957	1,326,134	581,861	479,514	347,523
Selling, general and administrative(4)	434,407	366,286	303,251	196,614	165,772
Change in fair value of acquisition-related contingent consideration	26,173	7,704	17,422	—	—
Total costs and expenses	1,752,660	1,779,603	960,721	703,100	516,299
Income (loss) from operations	129,223	(243,387)	144,998	50,651	(4,804)
Other income (expense), net(4)	31,760	17,153	4,412	7,089	3,350
Interest expense	(1,543)	(6,900)	(38,745)	(45,603)	(46,828)
Unrealized loss on long term investment	(44,093)	(24,275)	(3,261)	(4,581)	—
Expense related to senior note conversions	—	(54,881)	—	—	(265)
Income (loss) before provision (benefit) for income taxes	115,347	(312,290)	107,404	7,556	(48,547)
Provision (benefit) for income taxes	5,854	852	3,182	1,025	(66)
Net income (loss)	$109,493	$(313,142)	$104,222	$6,531	$(48,481)

Net income (loss) per share:
Basic	$0.52	$(1.53)	$0.55	$0.04	$(0.29)
Diluted	$0.51	$(1.53)	$0.54	$0.03	$(0.29)

Shares used in computing net income (loss) per share:
Basic	212,383	204,580	187,873	179,601	167,947
Diluted	215,635	204,580	194,125	187,302	167,947

(1)

2018, 2017 and 2016 product revenues, net, relate to our product sales of JAKAFI and product sales of ICLUSIG from the date of acquisition on June 1, 2016.  2015 and 2014 product revenues, net, relate to our product sales of JAKAFI.

(2)

2018 and 2017 product royalty revenues relate to Novartis net sales of JAKAVI outside of the United States and Lilly net sales of OLUMIANT outside of the United States.  2016, 2015 and 2014 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.

(3)	Milestone and contract revenues relate to our collaborative research and license agreements with Novartis and Lilly.

(4)

Upon the retrospective adoption of ASU No. 2017-07 on January 1, 2018, the presentation of other components of net periodic benefit cost were reclassed out of operating income and into other income (expense), net for the periods presented, as applicable. See Note 1 of Notes to the Consolidated Financial Statements for further information on the adoption of ASU No. 2017-07.

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$1,438,323	$1,169,645	$808,546	$707,783	$600,263
Working capital	1,406,977	1,129,458	720,677	674,368	458,512
Total assets	2,645,762	2,302,582	1,638,597	1,007,440	796,477
Convertible senior notes	17,434	24,001	651,481	619,893	675,167
Stockholders’ equity (deficit)	1,925,967	1,630,629	419,467	171,155	(81,628)

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

In June 2016, we acquired from ARIAD Pharmaceuticals, Inc. (ARIAD) all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, including Switzerland, Norway, Turkey, Israel and Russia. We obtained an exclusive license to develop and commercialize ICLUSIG in those countries. ICLUSIG is approved in the European Union for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second-generation BCR-ABL inhibitors and all patients who have the T3151 mutation.

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

Under our collaboration agreement with Eli Lilly and Company, Lilly received exclusive worldwide development and commercialization rights to our second oral JAK1 and JAK2 inhibitor, baricitinib, for inflammatory and autoimmune diseases. In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs. In July 2017, Japan's Ministry of Health, Labor and Welfare granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies.  In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies.

Since we began our drug-discovery and development activities in early 2002, we have filed Investigational New Drug (IND) applications and progressed multiple internally developed proprietary compounds into clinical development.

License Agreements and Business Relationships

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

In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field. Under this amendment, we received a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  In March 2017, we recognized a $25.0 million milestone for the first patient first visit in a GVHD study and in December 2017, we recognized a $40.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million. In December 2018, we recognized a $60.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million.

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis.

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

Takeda (ARIAD)

In June 2016, we acquired from ARIAD Pharmaceuticals, Inc. all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries.  We obtained an exclusive license to develop and commercialize ICLUSIG in Europe and other select countries. ARIAD Pharmaceuticals, Inc. was subsequently acquired by Takeda Pharmaceutical Company Limited in 2017.  As such, Takeda will be eligible to receive from us tiered royalties on net sales of ICLUSIG in our territory and up to $135.0 million in potential future oncology development and regulatory approval milestone payments, together with additional milestone payments for non-oncology indications, if approved, in our territory.

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs.

The most advanced collaboration program is MCLA-145, a bispecific antibody targeting PD-L1 and CD137, for which we received exclusive development and commercialization rights outside of the United States. Merus retained exclusive development and commercialization rights in the United States to MCLA-145.  Each party will share equally the costs of mutually agreed global development activities for MCLA-145, and fund itself any independent development activities in its territory.  Merus will be responsible for commercializing MCLA-145 in the United States and we will be responsible for commercializing it outside of the United States.

In addition to receiving rights to MCLA-145 outside of the United States, we received worldwide exclusive development and commercialization rights to up to ten additional programs.  Of these ten additional programs, Merus retained the option, subject to certain conditions, to co-fund development of up to two such programs.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs. All costs related to the co-funded collaboration programs are subject to joint research and development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.  We will be responsible for all research, development and commercialization costs relating to all other programs.

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million. For each program as to which Merus does not have commercialization or development co-funding rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States.  For MCLA-145, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in Mainland China, Hong Kong, Macau and Taiwan. In January 2019, we received an upfront payment under this agreement of $40.0 million. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1 of Notes to the Consolidated Financial Statements for a complete list of our significant accounting policies.

Revenue Recognition. We adopted the new accounting standard for the recognition of revenue under ASC 606 for the fiscal year beginning on January 1, 2018. Under this standard, we recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer. For additional information on the new accounting standard for the recognition of revenue see Note 1 of Notes to the Consolidated Financial Statements.

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances.

Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts:  We accrue rebates for mandated discounts under the Medicaid Drug Rebate Program in the U.S. and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. These accruals are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers purchase directly from our wholesalers at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue and receivable in the period of adjustment.

Milestone and Contract Revenues

Our license agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement. We assess the probably of achievement of performance conditions, including projected product revenues and clinical development milestones, as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting.

Income Taxes. We account for income taxes using an asset and liability approach to financial accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the basis differences are expected to reverse. We periodically assess the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets to an amount that is considered to be more-likely-than-

not to be realizable. Our assessment considers recent cumulative earnings experience, projections of future taxable income (losses) and ongoing prudent and feasible tax planning strategies.  When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.   Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any interest and penalties on uncertain tax positions are included within the tax provision.

We record estimates and prepare and file tax returns in various jurisdictions across the U.S., Europe, and Asia based upon our interpretation of local tax laws and regulations.  While we exercise significant judgment when applying complex tax laws and regulations in these various taxing jurisdictions, many of our tax returns are open to audit, and may be subject to future tax, interest, and penalty assessments.

We believe our estimates for the valuation allowances against certain deferred tax assets and the amount of benefits associated with uncertain tax positions recognized in our financial statements are appropriate based upon our assessment of the factors mentioned above.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The assumptions used to determine the fair value of the acquisition-related contingent consideration include projected ICLUSIG revenues and discount rates which, require significant judgement and are analyzed on a quarterly basis. While we use the best available information to prepare our projected ICLUSIG revenues and discount rate assumptions, actual ICLUSIG revenues and/or market conditions could differ significantly.  Changes to one or multiple inputs could have a material impact on the amount of acquisition-related contingent consideration expense recorded during the reporting period.

Results of Operations

Years Ended December 31, 2018 and 2017

We recorded net income for the year ended December 31, 2018 of $109.5 million and net loss for the year ended December 31, 2017 of $313.1 million. On a per share basis, basic net income was $0.52 and diluted net income was $0.51 for the year ended December 31, 2018.  On a per share basis, basic and diluted net loss was $1.53 for the year ended December 31, 2017.

Revenues

	For the Year Ended,
	December 31,
	2018	2017
	(in millions)
JAKAFI revenues, net	$1,387.0	$1,133.4
ICLUSIG revenues, net	79.9	66.9
Total product revenues, net	1,466.9	1,200.3
JAKAVI product royalty revenues	194.7	151.7
OLUMIANT product royalty revenues	40.1	9.1
Total product royalty revenues	234.8	160.8
Milestone and contract revenues	180.0	175.0
Other revenues	0.2	0.1
Total revenues	$1,881.9	$1,536.2

Our product revenues, net for the years ended December 31, 2018 and 2017, were $1.5 billion and $1.2 billion, respectively. The increase in JAKAFI product revenues was comprised of a volume increase of $166.1 million and a price increase of $87.5 million. Our product revenues may fluctuate from period to period due to our customers’ purchasing patterns over the course of a year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals:

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2018	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2018	$4,080	$30,938	$338	$1,692	$37,048
Allowances for current period sales	41,299	193,246	6,501	1,361	242,407
Allowances for prior period sales	40	1,153	6	76	1,275
Credits/payments for current period sales	(36,602)	(162,840)	(6,205)	(68)	(205,715)
Credits/payments for prior period sales	(3,692)	(22,760)	(93)	(791)	(27,336)
Balance at December 31, 2018	$5,125	$39,737	$547	$2,270	$47,679

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

Our milestone and contract revenues were $180.0 million and $175.0 million for the years ended December 31, 2018 and 2017, respectively, and were derived from milestone payments from Lilly and Novartis earned during the period. During the year ended December 31, 2018, under the Lilly agreement, we recognized a $20.0 million development milestone for the first patient treated in systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the approval of the 2mg dose of OLUMIANT for the treatment of moderately-to-severely active rheumatoid arthritis in adult patients by the FDA and under the Novartis agreement, we recognized a $60.0 million milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million. During the year ended December 31, 2017, under the Lilly agreement, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission and under the Novartis agreement, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2018	2017
	(in millions)
Product costs	$9.6	$7.5
Royalty expense	63.0	50.5
Amortization of definite-lived intangible assets	21.5	21.5
Total cost of product revenues	$94.1	$79.5

Cost of product revenues includes all JAKAFI related product costs, all ICLUSIG related product costs, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. Cost of product revenues increased from 2017 to 2018 due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2018	2017
	(in millions)
Salary and benefits related	$216.1	$198.1
Stock compensation	101.1	90.4
Clinical research and outside services	779.0	956.8
Occupancy and all other costs	101.8	80.8
Total research and development expenses	$1,198.0	$1,326.1

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2017 to 2018 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation.

The decrease in clinical research and outside services expense from 2017 to 2018 was primarily due to upfront and milestone expenses related to our collaborative agreements. Specifically, we recorded $359.1 million related to our collaborative agreements with Agenus, Calithera, MacroGenics and Merus during 2017 and $52.4 million related mainly to our collaborative agreements with Agenus, MacroGenics and Syros during 2018.  Research and development expenses for the years ended December 31, 2018 and 2017 were net of $10.5 million and $18.6 million, respectively, of costs reimbursed by our collaborative partners. In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

In July 2010, we elected to co‑develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval. We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis and are responsible for funding 30% of future global development costs for those indications through regulatory approval, including post-launch studies required by a regulatory authority. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systematic lupus erythematosus and axial spondyloarthritis were $68.6 million and $40.8 million for the years ended December 31, 2018 and 2017, respectively. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co-development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co-development option. In addition, even if we have started co-development funding for any indication, we can at any time opt out, which will stop future co-development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental pro-rated royalty commensurate with our contribution to the total co-development cost for those indications for which we contributed funding.

During the year ended December 31, 2017, we wrote-off the acquired IPR&D asset of $12.0 million due to the discontinuation of the OPTIC-2L study, which was recorded in research and development expense on the consolidated statements of operations.

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2018	2017
	(in millions)
Salary and benefits related	$114.3	$105.6
Stock compensation	47.1	42.7
Other contract services and outside costs	273.0	218.0
Total selling, general and administrative expenses	$434.4	$366.3

Salary and benefits related expense increased from 2017 to 2018 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to our European operations.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of an increase in donations to independent non-profit patient assistance organizations in the United States and additional costs related to the commercialization of JAKAFI.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2018 and 2017 was $26.2 million and $7.7 million, respectively. The change in fair value of the contingent consideration for the year ended December 31, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods. The change in fair value of the contingent consideration for the year ended December 31, 2017 was due to the passage of time and a benefit of $24.0 million recorded during the third quarter of 2017 related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

Other income (expense)

Other income (expense), net.  Other income (expense), net, for the years ended December 31, 2018 and 2017 was $31.8 million and $17.2 million, respectively. The increase in other income (expense), net primarily relates to interest income and refundable research and development credits from the state of Delaware.

Interest expense.  Interest expense for the years ended December 31, 2018 and 2017, was $1.5 million and $6.9 million, respectively. Included in interest expense for the years ended December 31, 2018 and 2017 was $1.2 million and $6.1 million, respectively, of non‑cash charges to amortize the discounts on our convertible senior notes due November 2018 and November 2020.

Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized loss on investment for the years ended December 31, 2018 and 2017, was $15.6 million and $13.6 million, respectively. With respect to our long term investment in Merus, the unrealized loss on investment for the years ended December 31, 2018 and 2017, was $17.3 million and $10.7 million, respectively. With respect to our long term investment in Calithera, the unrealized loss for the year ended December 31, 2018 was $7.5 million. For the year ended December 31, 2017, the unrealized gain on investment in Calithera of $2.8 million was recorded within other comprehensive income, prior to the adoption of ASU No. 2016-01, as described in Note 1 of Notes to the Consolidated Financial Statements. With respect to our long term investment in Syros, the unrealized loss for the year ended December 31, 2018 was $3.7 million.

Expense related to senior note conversions. Expense related to senior note conversions for the year ended December 31, 2017 was $54.9 million on the conversions of our 2018 Notes and 2020 Notes.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2018 and 2017, was $5.9 million and $0.9 million, respectively.  The increase in provision for income taxes primarily related to an increase in state taxes due to higher taxable income in 2018 sourced to certain states.

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

Revenues

	For the Year Ended,
	December 31,
	2017	2016
	(in millions)
JAKAFI revenues, net	$1,133.4	$852.8
ICLUSIG revenues, net	66.9	29.6
Total product revenues, net	1,200.3	882.4
JAKAVI product royalty revenues	151.7	110.7
OLUMIANT product royalty revenues	9.1	—
Total product royalty revenues	160.8	110.7
Milestone and contract revenues	175.0	112.5
Other revenues	0.1	0.1
Total revenues	$1,536.2	$1,105.7

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

Salary and benefits related expense increased from 2016 to 2017 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera, as well as increased headcount related to the Acquisition on June 1, 2016 and subsequent expansion of our European commercial and development operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation. The increase in other contract services and outside costs was primarily the result of marketing activities for JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera in addition to an increase in donations to independent non-profit patient assistance organizations in the United States. Selling, general and administrative expenses for the year ended December 31, 2016 included expenses related to the Acquisition on June 1, 2016.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration was remeasured as of December 31, 2017, resulting in expense of $7.7 million which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations.  The change in fair value of the contingent consideration for the year ended December 31, 2017 was due to the passage of time and a benefit of $24.0 million recorded during the third quarter of 2017 related to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial. The change in fair value of the acquisition-related contingent consideration for the year ended December 31, 2016 was $17.4 million. The change in fair value of the contingent consideration as of December 31, 2016 was primarily due to the time value of money as there were no other significant changes in the key assumptions used in the fair value calculation at the date of acquisition, including the discount rate utilized and the estimated future projections of ICLUSIG revenues.

Other income (expense)

Other income (expense), net.  Other income (expense), net, for the years ended December 31, 2017 and 2016 was $17.5 million and $4.4 million, respectively. The increase in other income (expense), net primarily related to refundable research and development credits from the state of Delaware.

Interest expense.  Interest expense for the years ended December 31, 2017 and 2016, was $6.9 million and $38.7 million, respectively. Included in interest expense for the years ended December 31, 2017 and 2016 was $6.1 million and $31.6 million, respectively, of non‑cash charges to amortize the discounts on our convertible senior notes due November 2018 and November 2020.

Unrealized loss on long term investments. The unrealized loss on our long term investment in Agenus for the years ended December 31, 2017 and 2016, was $13.6 million and $3.3 million, respectively. The unrealized loss on our long term investment in Merus for the year ended December 31, 2017 was $10.7 million.

Expense related to senior note conversions. Expense related to senior note conversions for the year ended December 31, 2017 was $54.9 million on the conversions of our convertible senior notes due November 2018 and November 2020.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2017 and 2016, was $0.9 million and $3.2 million, respectively. The decrease in provision for income taxes primarily related to a decrease in state taxes due to lower taxable income in 2017 sourced to certain states partially offset by increased foreign tax expense on our first full year of ICLUSIG product revenues.

Liquidity and Capital Resources

	2018	2017	2016
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$1,438.3	$1,169.6	$808.5
Working capital	$1,407.0	$1,129.5	$720.7
Year ended December 31:
Cash provided by (used in):
Operating activities	$336.2	$(93.0)	$304.8
Investing activities	$(86.4)	$(350.0)	$(232.5)
Financing activities	$14.7	$690.2	$44.6
Capital expenditures (included in investing activities above)	$(73.5)	$(111.0)	$(120.3)

Sources and Uses of Cash.

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of December 31, 2018. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At December 31, 2018, we had available cash, cash equivalents and marketable securities of $1.4 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash provided by (used in) operating activities.  The $429.2 million increase in cash provided by operating activities from 2017 to 2018 was due primarily to our increased product revenues, decreases in payments made to our collaborative partners for new or amended arrangements and changes in working capital. The $397.8 million decrease in cash provided by operating activities from 2016 to 2017 was due primarily to the payments made to our collaborative partners in 2017 and changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2018, net cash used in investing activities was $86.4 million, which represents purchases of marketable securities of $159.9 million, capital expenditures of $73.5 million, and purchases of long term investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $155.9 million. During 2017, net cash used in investing activities was $350.0 million, which represents purchases of marketable securities of $260.8 million, capital expenditures of $111.0 million, and purchases of long term investments of $123.9 million, offset in part by the sale and maturity of marketable securities of $145.7 million.  During 2016, net cash used in investing activities was $232.5 million, which represents purchases of marketable securities of $57.4 million, capital expenditures of $120.3 million, and acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. for net cash of $142.9 million, offset in part by the sale and maturity of marketable securities of $88.0 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Cash provided by financing activities.  During 2018, net cash provided by financing activities was $14.7 million, consisting primarily of proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration. During 2017, net cash provided by financing activities was $690.2 million, consisting primarily of proceeds from issuance of common stock in our September 2017 public offering and, to a lesser extent, proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration and cash paid in connection with senior note conversions. During 2016, net cash provided by financing activities was $44.6 million, consisting primarily of proceeds from issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$19.1	$—	$19.1	$—	$—
Interest on convertible senior debt	0.4	0.2	0.2	—	—
Non-cancelable lease obligations	71.7	13.6	13.4	8.8	35.9
Total contractual obligations	$91.2	$13.8	$32.7	$8.8	$35.9

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. Once construction is complete, our future rental payments over the 15 year term are approximately $41.9 million, which excludes the remaining build-out costs to be paid by us.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly and Innovent; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements for future acquisitions or other strategic purposes, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off-Balance Sheet Arrangements

We have no off‑balance sheet arrangements other than those that are discussed above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2018, marketable securities were $274.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2018, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

Philadelphia, Pennsylvania

February 14, 2019

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,163,980	$899,509
Marketable securities—available-for-sale	274,343	270,136
Accounts receivable	307,598	266,299
Inventory	6,967	6,482
Prepaid expenses and other current assets	79,366	62,428
Total current assets	1,832,254	1,504,854

Restricted cash and investments	1,006	925
Long term investments	99,199	134,356
Inventory	3,438	7,966
Property and equipment, net	319,751	259,763
Other intangible assets, net	215,364	236,901
Goodwill	155,593	155,593
Other assets, net	19,157	2,224
Total assets	$2,645,762	$2,302,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,827	$67,671
Accrued compensation	60,176	74,550
Interest payable	29	33
Accrued and other current liabilities	229,401	198,901
Convertible senior notes	—	7,393
Acquisition-related contingent consideration	31,844	26,848
Total current liabilities	425,277	375,396

Convertible senior notes	17,434	16,608
Acquisition-related contingent consideration	255,157	260,152
Other liabilities	21,927	19,797
Total liabilities	719,795	671,953

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 213,274,660 and 211,262,906 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	213	211
Additional paid-in capital	3,813,678	3,627,433
Accumulated other comprehensive loss	(10,165)	(7,010)
Accumulated deficit	(1,877,759)	(1,990,005)
Total stockholders’ equity	1,925,967	1,630,629
Total liabilities and stockholders’ equity	$2,645,762	$2,302,582

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product revenues, net	$1,466,900	$1,200,312	$882,404
Product royalty revenues	234,780	160,791	110,711
Milestone and contract revenues	180,000	175,000	112,512
Other revenues	203	113	92

Total revenues	1,881,883	1,536,216	1,105,719

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	94,123	79,479	58,187
Research and development	1,197,957	1,326,134	581,861
Selling, general and administrative	434,407	366,286	303,251
Change in fair value of acquisition-related contingent consideration	26,173	7,704	17,422

Total costs and expenses	1,752,660	1,779,603	960,721

Income (loss) from operations	129,223	(243,387)	144,998
Other income (expense), net	31,760	17,153	4,412
Interest expense	(1,543)	(6,900)	(38,745)
Unrealized loss on long term investments	(44,093)	(24,275)	(3,261)
Expense related to senior note conversions	—	(54,881)	—

Income (loss) before provision for income taxes	115,347	(312,290)	107,404

Provision for income taxes	5,854	852	3,182

Net income (loss)	$109,493	$(313,142)	$104,222

Net income (loss) per share:
Basic	0.52	(1.53)	0.55
Diluted	0.51	(1.53)	0.54

Shares used in computing net income (loss) per share:
Basic	212,383	204,580	187,873
Diluted	215,635	204,580	194,125

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$109,493	$(313,142)	$104,222

Other comprehensive loss:
Foreign currency translation	91	(39)	(9)
Unrealized gain on marketable securities, net of tax	203	1,615	504
Reclassification adjustment for realized loss on marketable securities	—	—	178
Defined benefit pension obligations, net of tax	(696)	(5,700)	(2,750)
Other comprehensive loss	(402)	(4,124)	(2,077)

Comprehensive income (loss)	$109,091	$(317,266)	$102,145

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity
Balances at December 31, 2015	$187	$1,950,764	$(809)	$(1,778,987)	$171,155
Issuance of 2,068,226 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 126,648 shares of Common Stock under the ESPP	2	49,661	—	—	49,663
Issuance of 77 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	4	—	—	4
Issuance of 114 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	5	—	—	5
Issuance of 3,438 shares of Common Stock for services rendered	—	294	—	—	294
Stock compensation	—	96,201	—	—	96,201
Other comprehensive loss	—	—	(2,077)	—	(2,077)
Net income	—	—	—	104,222	104,222
Balances at December 31, 2016	$189	$2,096,929	$(2,886)	$(1,674,765)	$419,467
Issuance of 3,012,937 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares and 157,277 shares of Common Stock under the ESPP	3	66,732	—	—	66,735
Issuance of 7,095,350 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	7	330,004	—	—	330,011
Issuance of 7,201,058 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	7	351,037	—	—	351,044
Issuance of 2,532 shares of Common Stock for services rendered	—	294	—	—	294
Issuance of 4,945,000 shares of Common Stock	5	649,382	—	—	649,387
Stock compensation	—	133,055	—	—	133,055
Other comprehensive loss	—	—	(4,124)	—	(4,124)
Adoption of ASU No. 2016-16	—	—	—	(2,098)	(2,098)
Net loss	—	—	—	(313,142)	(313,142)
Balances at December 31, 2017	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629
Issuance of 1,624,376 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 233,712 shares of Common Stock under the ESPP	2	29,940	—	—	29,942
Issuance of 148,761 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	7,695	—	—	7,695
Issuance of 4,905 shares of Common Stock for services rendered	—	344	—	—	344
Stock compensation	—	148,266	—	—	148,266
Other comprehensive loss	—	—	(402)	—	(402)
Adoption of ASU No. 2016-01 (Note 1)	—	—	(2,753)	2,753	—
Net income	—	—	—	109,493	109,493
Balances at December 31, 2018	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$109,493	$(313,142)	$104,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,969	52,178	58,425
In-process research and development impairment	—	12,000	—
Stock-based compensation	148,153	133,055	96,201
Expense related to senior note conversions	—	54,881	—
Deferred income taxes	(459)	—	—
Other, net	344	290	472
Unrealized loss on long term investments	44,093	24,275	3,261
Change in fair value of acquisition-related contingent consideration	26,173	7,704	17,422
Changes in operating assets and liabilities:
Accounts receivable	(41,299)	(117,541)	(23,947)
Prepaid expenses and other assets	(33,412)	(31,367)	(13,069)
Inventory	4,043	4,851	4,047
Accounts payable	36,156	(7,928)	43,758
Accrued and other liabilities	(12,027)	87,756	26,476
Deferred revenue—collaborative agreements	—	—	(12,512)
Net cash provided by (used in) operating activities	336,227	(92,988)	304,756
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(142,856)
Purchase of long term investments	(8,936)	(123,891)	—
Capital expenditures	(73,483)	(111,021)	(120,277)
Purchases of marketable securities	(159,932)	(260,780)	(57,372)
Sale and maturities of marketable securities	155,928	145,714	88,017
Net cash used in investing activities	(86,423)	(349,978)	(232,488)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	29,942	66,764	49,973
Proceeds from issuance of common stock, net	—	649,387	—
Cash paid in connection with senior note conversions	—	(8,934)	—
Direct financing arrangements repayments	—	—	(445)
Payment of contingent consideration	(15,285)	(17,007)	(4,906)
Net cash provided by financing activities	14,657	690,210	44,622
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	91	(39)	(9)
Net increase in cash, cash equivalents, restricted cash and investments	264,552	247,205	116,881
Cash, cash equivalents, restricted cash and investments at beginning of period	900,434	653,229	536,348
Cash, cash equivalents, restricted cash and investments at end of period	$1,164,986	$900,434	$653,229
Supplemental Schedule of Cash Flow Information
Interest paid	$268	$314	$7,218
Income taxes paid	$5,417	$6,305	$927
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$7,695	$351,044	$5
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$330,011	$4
Unpaid purchases of property and equipment	$7,673	$5,643	$10,989

See accompanying notes.

INCYTE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net, in the consolidated statements of operations.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales of JAKAFI, ICLUSIG and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, or trade receivables to date and do not require collateral on receivables.

Cash and Cash Equivalents.  Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Marketable Securities—Available‑for‑Sale.  Our marketable securities consist of investments in corporate debt securities and U.S. government securities that are classified as available-for-sale. Available‑for‑sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We classify marketable securities that are available for use in current operations as current assets on the consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available‑for‑sale securities are included in other income (expense), net on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Accounts Receivable.  As of December 31, 2018, we had a de minimus allowance for doubtful accounts and no allowance for the period ended December 31, 2017. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of December 31, 2018, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of equity investments in common stock of publicly held companies with whom we have entered into collaboration and license agreements. We classify all of our equity investments in common stock of publicly held companies as long term investments on our consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on our consolidated balance sheets. For the year ended December 31, 2017, the change in fair value of our equity investment in Calithera Biosciences, Inc. was recorded in accumulated other comprehensive income (loss) prior to the adoption of ASU No. 2016-01, which is further described below under “Recent Accounting Pronouncements”. For the year ended December 31, 2018, all changes in fair value are reported in our consolidated statements of operations as an unrealized loss on long term investments.

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

For leases under which we are responsible for paying a portion of the renovation and construction costs, we are deemed, for accounting purposes, to be the owner of the building. As a result, Accounting Standard Codification (“ASC”) 840, Leases, defines these payments as automatic indicators of ownership and requires us to capitalize the asset and related construction costs with a corresponding financing lease liability.

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

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2018 and determined that the carrying value of our goodwill was not impaired.

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

We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any interest and penalties on uncertain tax positions are included within the tax provision.

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

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities that are classified as available-for-sale, foreign currency translation gains or losses and defined benefit pension obligations.  For the year ended December 31, 2017 and interim periods therein, accumulated other comprehensive income (loss) included unrealized gains and losses on our long-term investment classified as available-for-sale in Calithera Biosciences, Inc. Upon adoption of ASU No. 2016-01, we recorded a $2.8 million adjustment to retained earnings as of January 1, 2018, which is further described below under “Recent Accounting Pronouncements.”

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. In November 2011, we began shipping JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. In June 2016, we acquired the right to and began shipping ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. At December 31, 2018 and 2017, $44.8 million and $34.7 million, respectively, of accrued sales allowances were included in accrued and other current liabilities on the consolidated balance sheets. Product shipping and handling costs are included in cost of product revenues.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with the Acquisition, and resulted in a higher cost of ICLUSIG product revenues over a one year period from the acquisition date.  In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Milestone and Contract Revenues

Our license agreements, which fall within the scope of ASC 606, Revenue from Contracts with Customers, include distinct drug compound out-licensing, collection of upfront payments, milestones or royalty revenues from a counterparty, and provision of commercially available products to suppliers. Our agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. For such cases, we believe that revenue related to these events should not be recognized until the milestone has been achieved.

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

Under our clinical trial collaboration agreements we may be reimbursed for certain development costs incurred.  Such costs are recorded as a reduction of research and development expense in the period in which the related expense is incurred. During the years ended December 31, 2018, 2017 and 2016, we incurred research and development expenses of $1.2 billion, $1.3 billion and $581.9 million, respectively. At December 31, 2018 and 2017, $98.6 million and $110.0 million, respectively, of accrued clinical research and development costs were included in accrued and other current liabilities on the consolidated balance sheets.

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which we assess as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting.

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

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda Pharmaceutical Company Limited, which acquired ARIAD (“Takeda”), is recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaced numerous requirements in U.S. GAAP, including industry-specific requirements.  This guidance provides a five step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

We adopted the new standard for the fiscal period beginning January 1, 2018, utilizing the “modified retrospective” adoption methodology on all contracts for which performance had not been completed as of the date of adoption, and applied the guidance to report new disclosures surrounding our recognition of revenues. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. We implemented a controls process to identify and evaluate all revenue-generating contracts with third-party customers on an on-going basis and have provided enhanced disclosures within this Form 10-K to provide greater detail on our revenue-generating activities.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. In 2018, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10 and No. 2018-11, which clarified certain aspects of the new leases standard and provided an optional transition method. The guidance requires that the lessees classify leases as either a finance or operating lease and lessors classify all leases as sales-type, direct financing or operating leases. The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under ASC 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease. For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with a single lease cost recognized on a straight-line basis. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods therein. We adopted ASC 842 as of January 1, 2019 and will first report utilizing the new guidance within the March 31, 2019 Form 10-Q. We have implemented a third-party software to facilitate activities for the new accounting and disclosure requirements and have implemented new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. We have elected the package of practical expedients and adopted utilizing the optional transition method defined within ASU No. 2018-11. We did not elect the hindsight expedient. As a result of adoption in January 2019, we estimate we will record approximately $26 million of operating lease right-of-use assets and corresponding operating lease liabilities. In addition, our capital lease assets and liabilities will be classified as financing lease assets and liabilities upon adoption in 2019. The capital asset and corresponding financing liability of $18.7 million recorded in 2018 related to the Morges office building and construction described more fully in Note 8 below will be derecognized.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. We are currently analyzing the impact of ASU No. 2016-13 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires entities to show the changes in total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. We adopted the new standard for the period beginning January 1, 2018.  Due to the retrospective adoption of the standard, the cash flows from financing activities for the years ended December 31, 2017 and 2016, no longer present the transfer of restricted investments to cash and cash equivalents. The change in total cash, cash equivalents, restricted cash and investments is now presented in the consolidated statement of cash flows and reconciles to the related captions on the consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the new standard, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The new standard is effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  We have elected to early adopt the standard for our annual goodwill impairment testing as of October 1, 2018 and concluded there to be no impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires the service cost component of net periodic benefit cost to be presented in the same income statement line as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit cost to be presented separately from the income statement lines that include service cost and outside of any subtotal of operating income. We adopted the new standard for the period beginning January 1, 2018, resulting in no change in presentation of the service cost component of net periodic benefit cost, which has historically been reported in research and development and selling, general and administrative expenses along with other employee compensation costs. The retrospective adoption resulted in a change in presentation of the other components of net periodic benefit cost for the year ended December 31, 2017, which reclassed these costs out of operating income and into other income (expense), net on the consolidated statement of operations. There was a de minimus impact to the consolidated statement of operations for the year ended December 31, 2016. The components of net periodic benefit cost are presented separately within our employee benefit plans footnote.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The guidance clarifies the application of modification accounting for stock-based compensation agreements. The guidance is effective for fiscal years beginning after December 15, 2017. We occasionally modify existing stock-based compensation agreements with employees under certain circumstances. We adopted the standard for the fiscal year beginning January 1, 2018 and concluded there to be no impact on our consolidated financial statements.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”). In accordance with SAB 118, we recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. Upon the completion of the 2017 U.S. federal corporate income tax return during the fourth quarter of 2018, we finalized our analysis of the Act and determined no additional adjustments were required.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we have elected to treat any potential GILTI inclusions as a period charge in the future period in which it is incurred.  We have determined there to be no impact associated with GILTI on our consolidated financial statements as of and for the year ended December 31, 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows reclassification of certain tax effects created as a result of changing methodologies, laws and tax rates legislated in the Act. This new standard allows for stranded income tax effects resulting from the Act to be reclassified into retained earnings to allow for their tax effect to reflect the appropriate tax rate.  Due to the full valuation allowance on our U.S. net deferred tax assets, a reclassification of stranded tax effects to retained earnings was not required.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance expanded the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services and supersedes the guidance in ASC 505-50. Under this new standard, nonemployee awards are measured on the grant date by estimating the fair value of the equity instruments to be issued rather than the fair value of the goods or services received. Entities may use the expected term when estimating the fair value of a nonemployee option or elect to use the contractual term as the expected term, on an award-by-award basis. The cumulative effect of the transition adjustment is to be recorded as an adjustment to retained earnings as of the beginning of the annual period of adoption.  This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein.  We are currently analyzing the impact of ASU No. 2018-07 and do not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020, and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe. We are currently analyzing the impact of ASU No. 2018-14 on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard may be applied on either a retrospective or prospective basis. We are currently analyzing the impact of ASU No. 2018-15 on our consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard is to be applied on a retrospective basis to the date of the initial application of Topic 606. We utilize collaborative arrangements as described in our license agreement footnote and are currently analyzing the impact of ASU No. 2018-18 on our consolidated financial statements.

Note 2. Revenues

Revenues for the years ended December 31, 2017 and 2016, were recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured. Revenues were deferred for fees received before earned or until no further obligations existed. We exercised judgment in determining that collectability was reasonably assured or that services were delivered in accordance with the arrangement. We assessed whether the fee was fixed or determinable based on the payment terms associated with the transaction and whether the sales price was subject to refund or adjustment.

As discussed in Note 1, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We do not believe the effect of applying this practical expedient resulted in material differences. Overall, the adoption of the new standard did not significantly alter our methodology for recognition of revenue.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended,
	December 31,
	2018	2017	2016
JAKAFI revenues, net	$1,386,964	$1,133,392	$852,816
ICLUSIG revenues, net	79,936	66,920	29,588
Total product revenues, net	1,466,900	1,200,312	882,404
JAKAVI product royalty revenues	194,694	151,684	110,711
OLUMIANT product royalty revenues	40,086	9,107	—
Total product royalty revenues	234,780	160,791	110,711
Milestone and contract revenues	180,000	175,000	112,512
Other revenues	203	113	92
Total revenues	$1,881,883	$1,536,216	$1,105,719

For further information on our revenue-generating contracts, refer to Note 7.

Note 3. Business Combination

Description of the Transaction

On June 1, 2016, pursuant to the Share Purchase Agreement, we completed the Acquisition, and acquired all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l., since renamed Incyte Biosciences Luxembourg S.à.r.l., the parent company of ARIAD’s European subsidiaries responsible for the development and commercialization of ICLUSIG (ponatinib) in the European Union and other countries including Switzerland, Norway, Turkey, Israel and Russia (the “Territory”) in exchange for an upfront payment of $147.5 million, including customary working capital adjustments.  ICLUSIG is approved in Europe for the treatment of patients with chronic myeloid leukemia and Philadelphia-positive acute lymphoblastic leukemia who are resistant to or intolerant of certain second generation BCR-ABL inhibitors and all patients who have the T3151 mutation. The acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. included a fully integrated and established pan-European team including medical, sales and marketing personnel.  The existing platform and infrastructure acquired is expected to further our strategic plan and accelerate the establishment of our operations in Europe.

In connection with the closing of the Acquisition, we entered into an Amended and Restated Buy-in License Agreement with ARIAD (the “License Agreement”).  Under the terms of the License Agreement, we were granted an exclusive license to develop and commercialize ICLUSIG in the Territory.  ARIAD is eligible to receive from us tiered royalties ranging between 32% and 50% on net sales of ICLUSIG in the Territory. The royalties are subject to reduction for certain events related to exclusivity and, if necessary, any third-party patent rights.  In addition, ARIAD is eligible to receive up to $135.0 million in potential future development and regulatory approval milestone payments for ICLUSIG in new oncology indications in the Territory, together with additional milestone payments for non-oncology indications, if approved, in the Territory. Under our agreement with ARIAD, we have agreed to fund a portion of the ongoing ICLUSIG clinical studies being conducted by ARIAD, OPTIC and OPTIC-2L, by paying up to $7.0 million in both 2016 and 2017.  During the quarter ended September 30, 2017, ARIAD discontinued the OPTIC-2L clinical study.

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

The fair value of contingent consideration as of the acquisition date was determined using an income approach based on estimated ICLUSIG revenues in the Territory for both the approved third line treatment, as well as the second line treatment that was under development and was therefore contingent on future clinical results and European Medicines Agency approval. The probability of technical success of the second line indication was estimated at 25% based on the early stage of development and competitive market landscape, and the estimated future cash flows for the second line indication were probability weighted accordingly. The total projected cash flows of the third line and second line indications were estimated over 18 years, and discounted to present value using a discount rate of 10%. In addition, based on the believed limited effectiveness of ICLUSIG beyond the existing oncology indications, the fact that no development is currently ongoing for any new oncology or any non-oncology indications, and the lack of intention by us, ARIAD, or another market participant, to develop ICLUSIG in additional oncology or non-oncology indications, the fair value of any cash flows for any new oncology or non-oncology indication was determined to be nil.  The fair value of the contingent consideration was $293.0 million as of the Acquisition date.

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

Pro Forma Impact of Business Combination

The following unaudited pro forma information presents condensed consolidated results of operations for the year ended December 31, 2016, as if the Acquisition had occurred as of January 1, 2015 (in thousands):

For the Year Ended
December 31, 2016
Pro forma revenues	$1,148,006
Pro forma net income	$102,619

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

The unaudited pro forma information is not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of January 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.

Note 4. Marketable Securities

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
December 31, 2018
Debt securities (corporate and government)	$275,405	$(1,062)	$274,343

December 31, 2017
Debt securities (corporate and government)	$271,401	$(1,265)	$270,136

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

At December 31, 2018 and 2017, our Level 2 corporate debt securities and U.S government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.  Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period.  There were no transfers out of or into hierarchy levels during the year ended December 31, 2018.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash and cash equivalents	$1,163,980	$—	$—	$1,163,980
Debt securities (corporate and government)	—	274,343	—	274,343
Long term investments (Note 7)	99,199	—	—	99,199
Total assets	$1,263,179	$274,343	$—	$1,537,522

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$899,509	$—	$—	$899,509
Debt securities (corporate and government)	—	270,136	—	270,136
Long term investment (Note 7)	134,356	—	—	134,356
Total assets	$1,033,865	$270,136	$—	$1,304,001

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Acquisition-related contingent consideration	$—	$—	$287,001	$287,001
Total liabilities	$—	$—	$287,001	$287,001

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Acquisition-related contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

The following is a roll forward of our Level 3 liabilities (in thousands):

	2018	2017
Balance at January 1,	$287,000	$301,000
Contingent consideration earned during the period but not yet paid	(13,184)	(6,618)
Payments made during the period	(12,988)	(15,086)
Change in fair value of contingent consideration	26,173	7,704
Balance at December 31,	$287,001	$287,000

The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the contingent consideration during the period ending December 31, 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions. The change in fair value of the contingent consideration during the period ending December 31, 2017 was due primarily to the passage of time and a benefit of $24.0 million recorded during the third quarter to the lack of expected future sales royalties payable due to the discontinued OPTIC-2L clinical trial.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. As of December 31, 2018, contingent consideration earned but not yet paid was $13.2 million. The royalties earned in the third quarter of $6.7 million were included in accounts payable and the royalties earned in the fourth quarter of $6.5 million were included in accrued and other current liabilities at December 31, 2018. As of December 31, 2017, contingent consideration earned but not yet paid was $6.6 million were included in accrued and other current liabilities.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2018 and 2017, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.

Note 5. Concentrations of Credit Risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total Milestone and
	Contract Revenues for the
	Years Ended,
	December 31,
	2018	2017	2016
Collaboration Partner A	33%	37%	40%
Collaboration Partner B	67%	63%	60%

Collaboration Partner A and Collaboration Partner B comprised, in the aggregate, 42% and 47% of the accounts receivable balance as of December 31, 2018 and 2017, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2018	2017	2016
Customer A	20%	24%	25%
Customer B	14%	15%	17%
Customer C	15%	13%	13%
Customer D	11%	8%	9%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customer A, Customer B, Customer C and Customer D comprised, in the aggregate, 30% and 25% of the accounts receivable balance as of December 31, 2018 and 2017, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

Note 6. Inventory

Our inventory balance consists of the following:

	December 31,
	2018	2017
	(in thousands)
Raw materials	$481	$1,062
Work-in-process	3,488	8,615
Finished goods	6,436	4,771
	10,405	14,448
Inventories-current	6,967	6,482
Inventories-non-current	$3,438	$7,966

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work-in-process and finished goods. At December 31, 2018, $7.0 million of inventory was classified as current on the consolidated balance sheets as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2018, $3.4 million of inventory was classified as non‑current on the consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

Note 7. License Agreements

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through December 31, 2018.

During the year ended December 31, 2018, under this agreement, we recognized a $60.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million. In 2017, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million.  In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer. In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose‑escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double‑digit royalties ranging from the upper‑teens to the mid‑twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the years ended December 31, 2018, 2017 and 2016, such royalties payable to Novartis on net sales within the United States totaled $63.0 million, $50.5 million and $36.8 million, respectively, and are reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2018 and 2017, $18.6 million and $14.8 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At December 31, 2018 and 2017, $0.7 million and $1.6 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets. Research and development expenses for the years ended December 31, 2018, 2017 and 2016 were net of $3.2 million, $3.0 million, and $0.7 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement was $60.0 million, $65.0 million and $45.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, for the years ended December 31, 2018, 2017 and 2016, we recorded $194.7 million, $151.7 million and $110.7 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. At December 31, 2018 and 2017, $55.4 million and $47.7 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back‑up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre‑specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through December 31, 2018.

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

During the year ended December 31, 2018, under this agreement, we recognized a $20.0 million development milestone for the first patient treated in the systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the FDA approval of the 2mg dose of OLUMIANT (baricitinib) for the treatment of adults with moderately-to-severely active rheumatoid arthritis. In 2017, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis.  In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib. In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved. In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and we are responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis and are responsible for funding 30% of future global development costs for those indications through regulatory approval, including post-launch studies required by a regulatory authority.

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

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis were $68.6 million, $40.8 million and $27.3 million, respectively, for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018 and 2017, a total of $23.1 million and $13.6 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheet. We have retained certain mechanisms to give us cost protection as baricitinib advances in clinical development. We can defer our portion of co‑development study costs by indication if they exceed a predetermined level. This deferment would be credited against future milestones or royalties and we would still be eligible for the full incremental royalties related to the co‑development option. In addition, even if we have started co‑development funding for any indication, we can at any time opt out and stop future co‑development cost sharing. If we elect to do this we would still be eligible for our base royalties plus an incremental, pro‑rated royalty commensurate with our contribution to the total co‑development cost for those indications for which we co‑funded. The Lilly agreement will continue until Lilly no longer has any royalty payment obligations or, if earlier, the termination of the agreement in accordance with its terms. Royalties are payable by Lilly on a product‑by‑product and country‑by‑country basis until the latest to occur of (i) the expiration of the last valid claim of the licensed patent rights covering the licensed product in the relevant country, (ii) the expiration of regulatory exclusivity for the licensed product in such country and (iii) a specified period from first commercial sale in such country of the licensed product by Lilly or its affiliates or sublicensees. The agreement may be terminated by Lilly for convenience, and may also be terminated under certain other circumstances, including material breach.

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

Milestone and contract revenue under the Lilly agreement was $120.0 million, $110.0 million and $67.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016. In addition, for the years ended December 31, 2018 and 2017, we recorded $40.1 million and $9.1 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.  At December 31, 2018 and 2017, $14.0 million and $4.6 million, respectively, of product royalties were included in accounts receivable on the consolidated balance sheets.

Lilly – Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field. During the year ended December 31, 2016, the $35.0 million upfront payment was recorded in research and development expense in our consolidated statement of operations.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which is recorded in research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In June 2018, we recorded a $5.0 million development milestone due to Agenus for the LAG-3 program and in September 2018 we recorded a $5.0 million development milestone due to Agenus for the TIM-3 program, which are recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2018.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 15% of the outstanding shares of Agenus Inc. common stock as of December 31, 2018. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2018, 2017 and 2016, we recorded an unrealized loss of $15.6 million, $13.6 million and $3.3 million, respectively, based on the changes in the market price of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. as of December 31, 2018 and 2017 was $42.3 million and $57.9 million, respectively.

For the three and nine months ended September 30, 2018, Agenus Inc. reported total revenues of $12.8 million and $30.3 million, respectively, and net losses of $33.7 million and $113.2 million, respectively, within their consolidated financial statements. For the three and nine months ended September 30, 2017, Agenus Inc. reported total revenues of $3.4 million and $34.5 million, respectively, and net losses of $36.8 million and $85.7 million, respectively, within their consolidated financial statements. As of September 30, 2018, Agenus Inc. reported current assets of $67.6 million, noncurrent assets of $62.8 million, current liabilities of $58.2 million and noncurrent liabilities of $203.7 million. As of December 31, 2017, Agenus Inc. reported current assets of $73.6 million, noncurrent assets of $64.8 million, current liabilities of $56.4 million and noncurrent liabilities of $157.8 million. At this time, we have no plans to participate in any future equity-based fundraising, and, in the event of any future equity-based fundraising, anticipate dilution of our ownership percentage and a significant permanent decrease in the value of our overall investment.

Research and development expenses for the years ended December 31, 2018, 2017 and 2016, also included $4.6 million, $19.5 million and $17.5 million, respectively, of development costs incurred pursuant to the Agenus arrangement. At December 31, 2018 and 2017, a total of $2.3 million and $3.2 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheet.

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

Research and development expenses for the years ended December 31, 2018, 2017, and 2016, included $1.5 million, $3.2 million and $9.8 million, respectively, of development costs incurred pursuant to the Hengrui agreement.

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs.

The most advanced collaboration program is MCLA-145, a bispecific antibody targeting PD-L1 and CD137, for which we received exclusive development and commercialization rights outside of the United States. Merus retained exclusive development and commercialization rights in the United States to MCLA-145.  Each party will share equally the costs of mutually agreed global development activities for MCLA-145, and fund itself any independent development activities in its territory.  Merus will be responsible for commercializing MCLA-145 in the United States and we will be responsible for commercializing it outside of the United States.

In addition to receiving rights to MCLA-145 outside of the United States, we received worldwide exclusive development and commercialization rights to up to ten additional programs.  Of these ten additional programs, Merus retained the option, subject to certain conditions, to co-fund development of up to two such programs.  If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs. All costs related to the co-funded collaboration programs are subject to joint research and development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute.  We will be responsible for all research, development and commercialization costs relating to all other programs.

In February 2017, we paid Merus an upfront non-refundable payment of $120.0 million. For each program as to which Merus does not have commercialization or development co-funding rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales.  For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States.  For MCLA-145, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment on the consolidated balance sheets and $7.2 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2017.  The fair market value of our total long term investment in Merus as of December 31, 2018 and 2017 was $44.8 million and $62.1 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of December 31, 2018, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2018 and 2017, we recorded an unrealized loss of $17.3 million and $10.7 million, respectively, based on the change in fair value of Merus’ common stock during these periods.

For the three and nine months ended September 30, 2018, Merus reported within its Form 6-K total revenues of approximately €6.5 million and €23.0 million, respectively, and net loss of approximately €10.7 million and €23.7 million, respectively, within its condensed consolidated financial statements. For the three and nine months ended September 30, 2017, Merus reported within its Form 6-K total revenues of approximately €5.7 million and €15.8 million, respectively, and net loss of approximately €13.4 million and €52.7 million, respectively, within its condensed consolidated financial statements. As of September 30, 2018, Merus reported within its Form 6-K current assets of €202.6 million, noncurrent assets of €22.1 million, current liabilities of €38.2 million and noncurrent liabilities of €101.5 million. As of December 31, 2017, Merus reported within its Form 6-K current assets of €188.1 million, noncurrent assets of €8.7 million, current liabilities of €27.7 million and noncurrent liabilities of €112.6 million.

Research and development expenses for the years ended December 31, 2018 and 2017 included $10.3 million and $6.5 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At December 31, 2018 and 2017, a total of $2.9 million and $2.1 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. (“Calithera”). Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including CB-1158, which is currently in Phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States. Calithera may opt out of its co-funding obligation, in which case the U.S. profit sharing will no longer be in effect, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States, and additional royalties to reimburse Calithera for previously incurred development costs.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments on the consolidated balance sheets and $41.4 million was allocated to research and development expense on the consolidated statement of operations during the year ended December 31, 2017. The fair market value of our long term investment in Calithera as of December 31, 2018 and 2017 was $6.9 million and $14.4 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2018, we owned approximately 4.5% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera.  As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the year ended December 31, 2018 and 2017, we recorded an unrealized loss of $7.5 million and an unrealized gain of $2.8 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the years ended December 31, 2018 and 2017 also included $12.0 million and $23.4 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At December 31, 2018 and 2017, a total of $2.6 million and $0.9 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. (“MacroGenics”). Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million which was recorded in research and development expense on our consolidated statement of operations. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.  In September 2018, we recorded $10.0 million and in November 2018 we recorded $5.0 million in aggregate milestones due to MacroGenics for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense on our consolidated statement of operations for the year ended December 31, 2018.

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

Research and development expenses for the years ended December 31, 2018 and 2017, also included $35.4 million and $1.1 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At December 31, 2018 and 2017, a total of $3.2 million and $1.1 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense during the year ended December 31, 2018.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments on the consolidated balance sheet and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2018. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the consolidated balance sheet. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of December 31, 2018 was $5.2 million.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2018, we owned approximately 3% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros. As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheet. For the year ended December 31, 2018, we recorded an unrealized loss of $3.7 million based on the change in the market price of Syros’ common stock during the period.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in Mainland China, Hong Kong, Macau and Taiwan. In January 2019, we received an upfront payment under this agreement of $40.0 million. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

Note 8. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Office equipment	$16,955	$14,665
Laboratory equipment	61,697	45,048
Computer equipment	55,436	48,733
Land	10,122	5,350
Building and leasehold improvements	213,196	209,260
Construction in progress	65,576	11,371
	422,982	334,427
Less accumulated depreciation and amortization	(103,231)	(74,664)
Property and equipment, net	$319,751	$259,763

Depreciation expense, including amortization expense of leasehold improvements, was $32.3 million, $24.6 million and $14.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In October 2017, we completed the construction of a 154,000 square foot office building located in Wilmington, Delaware totaling approximately $91.3 million and are depreciating the building over its estimated useful life of 40 years.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. The new building will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018, and construction activity began immediately thereafter. We are responsible for a portion of the renovation and construction costs, and are deemed, for accounting purposes, to be the owner of the building. As a result, we recorded the fair value of the building as a capital asset of approximately $15.8 million and a corresponding financing liability in accrued and other current liabilities on our consolidated balance sheet at December 31, 2018. We also recorded approximately $2.9 million in construction costs as a capital asset and corresponding financing liability on our consolidated balance sheet at December 31, 2018. Due to new accounting guidance within ASC 842, Leases, the assets and liabilities associated to this lease will be derecognized upon adoption on January 1, 2019. We anticipate beginning our portion of construction activity in July 2019, with completion of the office complex anticipated in the first half of 2020.

In July 2018, we signed an agreement to purchase land located within Y-PARC, Switzerland’s largest technology park in Yverdon. The land was purchased, in cash, for $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of December 31, 2018, we have recorded approximately $37.5 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility to be completed in the second half of 2020.

Note 9. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2018			Balance at December 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$55,636	$215,364	$271,000	$34,099	$236,901

Amortization expense was $21.5 million, $21.5 million and $12.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is recorded in cost of product revenues on the consolidated statement of operations.  Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$107,684

Goodwill

There were no changes to the carrying amount of goodwill for the years ended December 31, 2018 and 2017.

Note 10. Accrued and Other Current Liabilities

Accrued and other current liabilities at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Royalties	$25,087	$21,433
Clinical related costs	98,607	110,037
Sales allowances	44,770	34,679
Construction in progress	7,673	9,945
Financing lease liability	18,696	—
Other current liabilities	34,568	22,807
Total accrued and other current liabilities	$229,401	$198,901

Note 11. Convertible Notes

The components of the convertible notes were as follows (in thousands):

			Carrying Amount
	Interest Rates		December 31,
Debt	December 31, 2018	Maturities	2018	2017
0.375% Convertible Senior Notes due 2018	0.375%	2018	$—	$7,393
1.25% Convertible Senior Notes due 2020	1.25%	2020	17,434	16,608
			17,434	24,001
Less current portion			—	7,393
			$17,434	$16,608

Annual maturities of all convertible notes are as follows (in thousands):

2019	$—
2020	19,094
2021	—
2022	—
Thereafter	—
$19,094

The carrying amount and fair value of our convertible notes as of the dates shown were as follows (in thousands):

	December 31,
	2018		2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
0.375% Convertible Senior Notes due 2018	$—	$—	$7,393	$14,129
1.25% Convertible Senior Notes due 2020	17,434	25,073	16,608	35,431
	$17,434	$25,073	$24,001	$49,560

The fair values of our 0.375% Convertible Senior Notes due 2018 (the “2018 Notes”) and 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, are classified within Level 2 in the fair value hierarchy.

On November 14, 2013, we issued, in a private placement, $375.0 million aggregate principal amount of the 2018 Notes and $375.0 million aggregate principal amount of the 2020 Notes. Entities affiliated with Julian C. Baker, one of our directors and principal stockholders (the “Baker Entities”), purchased $250.0 million aggregate principal amount of the 2018 Notes and $250.0 million aggregate principal amount of the 2020 Notes in this private placement. As of December 31, 2016, the Baker Entities owned $259.0 million and $274.5 million aggregate principal amounts of the 2018 and 2020 Notes, respectively, which were exchanged in 2017 for shares of common stock as described below. The 2018 Notes bore interest at a rate of 0.375% per annum and the 2020 Notes bear interest at a rate of 1.25% per annum, in each case payable semi‑annually in arrears in cash on May 15 and November 15, beginning on May 15, 2014. The 2018 Notes matured on November 15, 2018 and the 2020 Notes will mature on November 15, 2020, unless earlier purchased or converted. We may not redeem the 2020 Notes prior to their relevant scheduled maturity dates.

Prior to May 14, 2014, the 2018 and 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2018 Notes were and the 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2018 Notes or 2020 Notes, as applicable, on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2018 Notes or 2020 Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2018 Notes or 2020 Notes, as applicable, on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018, in the case of the 2018 Notes, and May 15, 2020, in the case of the 2020 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the 2018 Notes were and the 2020 Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election. Management’s intent is to settle any conversions of the 2020 Notes in shares of our common stock.

The conversion rate for the 2018 Notes was 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The initial conversion rate for the 2020 Notes is 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share. The conversion rate for the 2018 Notes was and the conversion rate for the 2020 Notes will be subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest. Upon the occurrence of certain fundamental changes, the holders of the 2020 Notes may require us to purchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date. In addition, if, and to the extent, a holder elects to convert any 2020 Notes in connection with a make‑whole fundamental change transaction, as defined in the indenture, we will, under certain circumstances, increase the applicable conversion rate by a number of additional shares of our common stock. The 2018 Notes had similar provisions relating to fundamental changes and make-whole fundamental changes.

Since the 2018 Notes could and the 2020 Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we determined the embedded conversion options in the 2018 and 2020 Notes are not required to be separately accounted for as a derivative. However, since the 2018 and 2020 Notes are within the scope of the accounting guidance for cash convertible instruments, we are required to separate the 2018 and 2020 Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not re‑measured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity.

The liability component of the 2018 Notes on the date of issuance was estimated at $299.4 million, and accordingly, the equity component on the date of issuance was $75.6 million. The discount on the 2018 Notes was amortized to interest expense over the term of the 2018 Notes, using the effective interest method. The 2018 Notes were due on November 15, 2018 and the remaining de minimis principal balance of 2018 Notes that were not converted into common stock were repaid on that date. The carrying value of the 2018 Notes was $7.4 million (net of $0.3 million of debt discount and issuance costs) at December 31, 2017.

The liability component of the 2020 Notes on the date of issuance was estimated at $274.8 million, and accordingly, the equity component on the date of issuance was $100.2 million. The discount on the 2020 Notes is being amortized to interest expense over the term of the 2020 Notes, using the effective interest method. The carrying value of the 2020 Notes was $17.4 million and $16.6 million, respectively, (net of $1.7 million and $2.5 million debt discount and issuance costs, respectively) at December 31, 2018 and 2017.

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

Note 12. Stockholders’ Equity

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2018 and 2017. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

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

Stock Compensation Plans.  As of December 31, 2018, we had a total of 7,716,849 shares of our common stock available for future issuance related to our stock plans as described below.

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

In May 2012, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 12,553,475 to 16,553,475. In May 2013, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 16,553,475 to 21,753,475. In May 2014, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 21,753,475 to 24,753,475. In May 2016, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 24,753,475 to 30,753,475. In May 2018, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan from 30,753,475 to 36,753,475.

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2017	3,909,701	11,206,553	$68.36
Additional authorization	5,000,000	—	—
Options granted	(3,245,314)	3,245,314	$78.64
Options exercised	—	(1,353,518)	$22.42
Options cancelled	813,190	(813,190)	$94.82
Balance at December 31, 2018	6,477,577	12,285,159	$74.39

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

Options to purchase a total of 7,194,171, 7,250,283 and 7,995,735 shares as of December 31, 2018, 2017 and 2016, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 were $73.9 million, $264.2 million and $137.0 million, respectively. At December 31, 2018 the aggregate intrinsic value of options outstanding and vested options were $118.5 million.

The following table summarizes information about stock options outstanding as of December 31, 2018 for the 2010 Plan:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$2.80 - $17.79	588,741	0.31	$16.48	588,741	$16.48
$17.89 - $18.32	1,474,120	1.09	18.31	1,474,120	18.31
$18.97 - $64.55	1,652,452	3.12	49.41	1,439,924	47.60
$65.36 - $68.40	142,566	8.70	66.34	19,555	67.39
$68.62 - $68.62	1,426,578	9.39	68.62	—	—
$68.82 - $81.16	1,234,047	4.24	73.59	892,781	73.69
$83.83 - $94.63	1,701,957	7.73	88.55	894,810	87.36
$95.34 - $95.76	1,578,529	6.09	95.62	780,898	95.76
$100.81 - $113.64	1,462,739	7.63	112.39	636,592	111.63
$115.19 - $138.52	1,023,430	8.09	128.30	466,750	128.88
	12,285,159			7,194,171

Restricted Stock Units and Performance Shares.

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one‑sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of December 31, 2018, a total of 266,667 RSUs granted to Mr. Hoppenot vested, leaving 133,333 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 267% based on the level at which the performance conditions are achieved. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended December 31, 2018, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement at December 31, 2018, no stock compensation expense was recognized.

In July 2018, we granted 77,243 PSUs to executives with a performance milestone and graded vesting over four years.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 150% based on the level at which the performance condition is achieved. Compensation expense for the performance-based awards is recorded over the estimated service period when the performance condition is deemed probable of achievement. The actual number of shares of our common stock into which each PSU converted was at a multiplier of 83% based on the performance condition being achieved as of December 31, 2018.

We did not grant any PSUs during the years ended December, 31, 2017 and 2016.  We granted a total of 55,326 PSUs during the year ended December 31, 2014 which had performance conditions that required expense recognition assessments during the year ended December 31, 2016. At December 31, 2016, we recognized stock compensation expense for those awards that had performance conditions deemed probable of achievement at that date.  For PSUs, containing performance conditions which were not deemed probable of achievement at December 31, 2016, no stock compensation expense was recognized for those awards.  The actual number of shares of our common stock into which each PSU converted was at a multiplier of 100% based on the performance conditions achieved as of December 31, 2016.

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

RSU and PSU award activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2017	769,202	1,178,660	$98.88
Additional authorization	1,000,000	—	—
RSUs granted	(898,598)	898,598	$70.39
PSUs granted	(523,743)	523,743	$66.18
RSUs cancelled	120,591	(120,591)	$95.33
PSUs cancelled	78,299	(78,299)	$66.44
RSUs released	—	(358,774)	$93.64
Balance at December 31, 2018	545,751	2,043,337	$80.35

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan (the “ESPP”). Each regular full‑time and part‑time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 233,712, 157,277 and 126,648 shares under the ESPP in 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, we recorded stock compensation expense of $3.7 million, $3.2 million and $2.4 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2018, 693,521 shares remain available for issuance under the ESPP.

Note 13. Stock Compensation

We recorded $148.2 million, $133.1 million and $96.2 million, respectively, of stock compensation expense for the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2018, we capitalized $0.1 million of stock compensation expense as part of the cost of an asset.  We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted‑average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the year ended December 31,			For the year ended December 31,
	2018	2017	2016	2018	2017	2016
Average risk-free interest rates	2.61%	1.80%	1.30%	2.62%	1.53%	0.90%
Average expected life (in years)	5.26	5.25	4.99	0.50	0.50	0.50
Volatility	45%	49%	50%	46%	38%	48%
Weighted-average fair value (in dollars)	34.20	53.41	39.35	15.80	19.42	18.82

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

Total compensation cost of options granted but not yet vested as of December 31, 2018, was $99.7 million, which is expected to be recognized over the weighted average period of 1.5 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2018, was $61.4 million, which is expected to be recognized over the weighted average period of 1.5 years.  Total compensation cost of PSUs granted but not yet vested, as of December 31, 2018, was $29.1 million, which is expected to be recognized over the weighted average period of 3.0 years, should the underlying performance conditions be deemed probable of achievement.

Note 14. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$478,050	$36,493	$272,574
Non-U.S.	(362,703)	(348,783)	(165,170)
Income (loss) before provision for income taxes	$115,347	$(312,290)	$107,404

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
State	$5,010	$486	$2,700
Foreign	1,303	1,171	482
	6,313	1,657	3,182
Deferred:
State	111	(805)	—
Foreign	(570)	—	—
	(459)	(805)	—
Total provision for income taxes	$5,854	$852	$3,182

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision (benefit) at U.S. federal statutory rate[1]	$24,223	$(109,302)	$37,591
Unbenefited net operating losses and tax credits	(51,861)	(99,254)	(47,410)
Excess tax benefits related to share-based compensation	(8,233)	(81,021)	(29,541)
Deferred tax impact of Tax Cuts and Jobs Act of 2017	—	196,751	—
Foreign tax rate differential	37,061	86,777	39,975
Non-deductible officer compensation	4,114	6,351	2,061
Other	550	550	506
Provision for income taxes	$5,854	$852	$3,182

1. Statutory U.S. federal income tax rate of 21% in 2018 and 35% in 2017 and 2016.

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$148,142	$259,189
Federal and state research credits	402,798	333,311
Capitalized research and development	53,871	37,044
Deferred revenue and accruals	9,443	11,721
Non-cash compensation	58,194	44,647
Acquisition-related contingent consideration	43,676	41,831
Intangibles, net	93,730	94,249
Long term investments	23,621	12,244
Other	22,211	12,815
Total gross deferred tax assets	855,686	847,051
Less valuation allowance for deferred tax assets	(836,992)	(834,783)
Net deferred tax assets	$18,694	$12,268

Deferred tax liabilities:
Property and equipment	$(17,424)	$(11,463)
Total gross deferred tax liabilities	(17,424)	(11,463)
Net deferred income taxes	$1,270	$805

The net deferred income tax balance is reported in other assets, net on the consolidated balance sheets as of December 31, 2018 and 2017.

As of December 31, 2018, the Company has net operating loss (“NOL”) carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
Federal	$216,970	2034
State	343,022	2020 through 2037; indefinite
Foreign	757,312	2020 through 2025
Research and development credit carryforwards
Federal	197,400	2019 through 2038
State	25,247	2021 through 2032; indefinite
Orphan drug tax credit carryforwards	210,242	2029 through 2038

Our ability to utilize our federal and state NOLs may be limited under Internal Revenue Code Section 382 (“Section 382”). Section 382 imposes annual limitations on the utilization of NOL carryforwards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). We have completed a Section 382 analysis through the year ended December 31, 2017. Based on this analysis, our NOLs and other tax attributes accumulated through 2017 should not be limited under Section 382. We have not updated our analysis through 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code.  The Act contains numerous provisions impacting corporate taxpayers. Changes include a federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and temporary full expensing of certain business assets.  We recorded provisional tax impacts related to the revaluation of deferred tax assets and liabilities as well as the temporary full expensing of certain business assets in our consolidated financial statements for the year ended December 31, 2017. Upon the completion of the 2017 U.S. federal corporate income tax return during the fourth quarter of 2018, we finalized our analysis of the Act and determined no additional adjustments were required.

The valuation allowance for deferred tax assets increased by approximately $2.2 million during the year ended December 31, 2018, increased by approximately $14.6 million during the year ended December 31, 2017 and increased by approximately $277.3 million during the year ended December 31, 2016.  The net valuation allowance increase during 2018 was primarily due to the generation of U.S. federal R&D credits, orphan drug credits and Swiss NOLs, offset by the utilization of NOLs in the U.S.

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

Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of December 31, 2018. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, we would recognize a tax benefit of $22.4 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$18,022	$10,798
Additions related to prior periods tax positions	2,098	2,571
Reductions related to prior periods tax positions	—	(821)
Additions related to current period tax positions	2,466	5,555
Reductions due to lapse of applicable statute of limitations	(130)	(81)
Currency translation adjustment	(61)	—
Balance at end of year	$22,395	$18,022

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the years ended December 31, 2018, 2017 and 2016, we recorded interest and penalties as a component of income tax expense of $0.1 million, $0.3 million and $0.3 million, respectively.  Due to NOL and tax credit carry forwards that remain unutilized, U.S. federal and state income tax returns remain subject to examination for three years after utilization of that year’s NOL carryforward.  The earliest year which generated an NOL included in our current NOL carryforward is 2014 for U.S. federal tax purposes.  All tax years for our foreign subsidiaries are open to audit in their respective jurisdictions.

Note 15. Net Income (Loss) Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs, PSUs and common shares issuable upon conversion of the 2018 Notes and 2020 Notes using the if-converted method.  Common shares issuable upon conversion of the 2018 Notes and 2020 Notes were excluded from the diluted net income (loss) per share computation for all periods presented as their share effect was anti-dilutive.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Basic Net Income (Loss) Per Share
Basic net income (loss)	$109,493	$(313,142)	$104,222
Weighted average common shares outstanding	212,383	204,580	187,873

Basic net income (loss) per share	$0.52	$(1.53)	$0.55
		0	0
Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$109,493	$(313,142)	$104,222
Weighted average common shares outstanding	212,383	204,580	187,873

Dilutive stock options and RSUs	3,252	—	6,252

Weighted average shares used to compute diluted net income (loss) per share	215,635	204,580	194,125

Diluted net income (loss) per share	$0.51	$(1.53)	$0.54

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2018	2017	2016
Outstanding stock options and awards	8,255,992	12,585,213	2,792,424
Common shares issuable upon conversion of the 2018 Notes	—	149,375	7,245,149
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939	7,241,284
Total potential common shares excluded from diluted net income (loss) per share computation	8,624,931	13,103,527	17,278,857

Note 16. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $10.5 million, $8.9 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Included in the 2018, 2017 and 2016 defined contribution expense was $1.4 million, $1.0 million and $0.3 million, respectively, of expense related to matching contributions under the European defined contribution plans.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2018 for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 2.25% and long-term expected return on plan assets of 0.75%.  The 2018 net periodic benefit cost for the plans was determined using discount rates of 0.75% to 1.00%, rates of compensation increase of 2.00% to 2.25% and long-term expected return on plan assets of 0.75%. The benefit obligation at December 31, 2017 for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 2.00% and long-term expected return on plan assets of 0.75%.  The 2017 net periodic benefit cost for the plans was determined using a discount rate of 0.75%, rate of compensation increase of 1.50% and long-term expected return on plan assets of 0.75%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Benefit obligation, beginning of year	$37,584	$23,787
Employer service cost	4,450	2,836
Interest cost	278	190
Plan participants' contributions	1,282	1,101
Actuarial loss	698	4,514
Plan change	—	1,430
Transfer of benefits net of payments from fund	2,268	2,853
Expenses paid from assets	(51)	(36)
Translation (gain) loss	(471)	909
Benefit obligation, end of year	46,038	37,584

Fair value of plan assets, beginning of year	24,191	16,699
Actual return on plan assets	95	88
Employer contributions	3,133	2,891
Plan participants' contributions	1,282	1,101
Transfer of benefits net of payments from fund	1,910	2,853
Expenses paid from assets	(51)	(36)
Translation (gain) loss	(192)	595
Fair value of plan assets, end of year	30,368	24,191

Unfunded liability, end of year	$15,670	$13,393

The unfunded liability is reported in other liabilities on the consolidated balance sheet as of December 31, 2018 and 2017. The accumulated benefit obligation is $39.8 million and $33.1 million as of December 31, 2018 and 2017, respectively.

The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost	$4,450	$2,836	$1,225
Interest cost	278	190	76
Expected return on plan assets	(195)	(138)	(59)
Amortization of prior service cost	179	154	—
Amortization of actuarial losses	265	141	—
Net periodic benefit cost	$4,977	$3,183	$1,242

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive income (loss) were as follows, net of tax (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pension liability, beginning of year	$8,450	$2,750	$—
Plan change	—	1,276	506
Net prior service costs	(179)	(140)	—
Net loss	875	4,564	2,244
Pension liability, end of year	$9,146	$8,450	$2,750

The prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.2 million.  The actuarial loss for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.3 million.

We expect to contribute a total of $3.6 million to the pension plans in 2019. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$1,647
2020	1,759
2021	2,020
2022	2,131
2023	1,973
2024-2027	11,790
Total	$21,320

Note 17. Commitments and Contingencies

Rent expense for all leases for the years ended December 31, 2018, 2017 and 2016, was approximately $9.4 million, $8.2 million and $5.4 million, respectively.

Future non‑cancelable minimum payments are as follows (in thousands):

Year Ended December 31,	Operating Leases	Capital Leases	Financing Lease[1]
2019	$12,909	$688	$—
2020	8,589	472	—
2021	3,899	—	466
2022	2,011	—	2,793
2023	1,155	—	2,793
Thereafter	—	—	35,850
Total minimum lease payments	$28,563	$1,160	$41,902

1. Represents the future minimum lease payments relating to leases where we are deemed, for accounting purposes, to be the owner of the building (see Note 1 of the Notes to the Consolidated Financial Statements).

We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania, approximately 100,000 square feet of laboratory and office space in Wilmington, Delaware and approximately 63,000 square feet of office space in Europe and Japan.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. Once construction is complete, our future rental payments over the 15 year term are approximately $41.9 million, which excludes the remaining build-out costs to be paid by us.

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We are cooperating with this inquiry. Given that the investigation is still ongoing and that we have not yet been made aware of the substance of any civil claims, we cannot predict the outcome of the investigation, the timing of the ultimate resolution of this matter, or reasonably estimate the possible range of loss, if any, that may result from this matter.  Accordingly, no reserve has been made with respect to this matter in the 2018 consolidated financial statements.

Note 18. Segment Information

We currently operate in one operating business segment focused on the discovery, development and commercialization of proprietary therapeutics. Our chief operating decision-maker manages the operations of our company as a single operating segment. We do not operate in any material separate lines of business or separate business entities with respect to our products or product development.

During the year ended December 31, 2018, total revenues generated by subsidiaries in the United States was $1.8 billion and total revenues generated from subsidiaries in Europe was $79.9 million.  During the year ended December 31, 2017, total revenues generated by subsidiaries in the United States was $1.5 billion and total revenues generated from subsidiaries in Europe was $66.9 million. During the year ended December 31, 2016, total revenues generated by subsidiaries in the United States was $1.1 billion and total revenues generated from subsidiaries in Europe was $29.6 million.  As of December 31, 2018, property and equipment, net was approximately $252.5 million in the United States and approximately $67.3 million in Europe. As of December 31, 2017, property and equipment, net was approximately $252.4 million in the United States and approximately $7.4 million in Europe.

Note 19. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2018 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(1)	$382,282	$521,516	$449,683	$528,402
Net income (loss)	$(41,140)	$52,394	$29,176	$69,063
Basic net income (loss) per share	$(0.19)	$0.25	$0.14	$0.32
Diluted net income (loss) per share	$(0.19)	$0.24	$0.14	$0.32
Shares used in computation of basic net income (loss) per share	211,681	212,210	212,627	213,013
Shares used in computation of diluted net income (loss) per share	211,681	215,103	215,964	216,042

	Fiscal 2017 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(2)	$384,082	$326,444	$381,534	$444,156
Net income (loss)	$(187,083)	$(12,484)	$36,054	$(149,629)
Basic net income (loss) per share	$(0.96)	$(0.06)	$0.17	$(0.71)
Diluted net income (loss) per share	$(0.96)	$(0.06)	$0.17	$(0.71)
Shares used in computation of basic net income (loss) per share	195,260	205,141	206,796	211,125
Shares used in computation of diluted net income (loss) per share	195,260	205,141	212,610	211,125

(1)

The quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 include $334.5 million, $365.5 million, $367.7 million, and $399.2 million, respectively, of product revenues, net, relating to JAKAFI and ICLUSIG. The quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 include $47.7 million, $56.0 million, $61.9 million and $69.2 million, respectively, of product royalty revenues related to the sale of JAKAVI and OLUMIANT outside the United States. In November 2009 and December 2009, we entered into collaborative research and license agreements with Novartis and Lilly, respectively. The quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 include $0.0 million, $100.0 million, $20.0 million and $60.0 million, respectively, of milestone and contract revenues relating to these agreements.

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

Changes in internal control over financial reporting.    There were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on Internal Control over Financial Reporting

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Incyte Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

February 14, 2019

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders to be held on April 26, 2019 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

10.9#

Form of Performance Share Award Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.10#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.11#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2016).
10.12#

Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), David W. Gryska (effective as of October 31, 2014), Steven H. Stein (effective as of March 2, 2015), Vijay K. Iyengar (effective as of May 9, 2016), Maria E. Pasquale (effective as of April 9, 2018) and Dashyant Dhanak (effective as of December 10, 2018) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.13#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Reid M. Huber, Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.14#*	Offer of Employment Letter, dated December 14, 2018, from the Company to Christiana Stamoulis.
10.15#

Offer of Employment Letter, dated as of January 3, 2014, from the Company to Hervé Hoppenot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 13, 2014).

10.15.1#	Employment Agreement between the Company and Hervé Hoppenot dated as of January 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 13, 2014).
10.15.2#

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

10.17†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description of Document
10.17.1†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.18†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.18.1†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.18.2†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.18.3†

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19†

License, Development and Commercialization Agreement, dated as of January 9, 2015, by and among the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.19.1†

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

10.20†

Stock Purchase Agreement, dated as of February 14, 2017, between the Company and Agenus Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.21†

Share Purchase Agreement, dated as of May 9, 2016, by and among Incyte Europe S.à.r.l., ARIAD Pharmaceuticals (Cayman) L.P., ARIAD Pharmaceuticals, Inc., as guarantor, and the Company, as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.22†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.23†

Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V. (incorporated by reference to Exhibit 10.27 to Amendment No. 2 on Form 10-K/A  to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.24†

Share Subscription Agreement, dated December 20, 2016, by and between the Company and Merus N.V. (incorporated by reference to Exhibit 10.28 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.25†

Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

10.25.1†

Amendment No. 1, dated as of March 15, 2018, to Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

Exhibit Number	Description of Document
10.26

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

Hervé Hoppenot
Chairman, President, and Chief Executive Officer

Date: February 14, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hervé Hoppenot, Christiana Stamoulis, and Maria E. Pasquale, and each of them, his true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2019
Hervé Hoppenot

/s/ Christiana Stamoulis	Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Christiana Stamoulis

/s/ Paul Trower	VP, Finance (Principal Accounting Officer)	February 14, 2019
Paul Trower

/s/ Julian C. Baker	Director	February 14, 2019
Julian C. Baker

/s/ Jean‑Jacques Bienaimé	Director	February 14, 2019
Jean‑Jacques Bienaimé

/s/ Paul A. Brooke	Director	February 14, 2019
Paul A. Brooke

/s/ Paul J. Clancy	Director	February 14, 2019
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 14, 2019
Wendy L. Dixon

/s/ Jacqualyn A. Fouse	Director	February 14, 2019
Jacqualyn A. Fouse

/s/ Paul A. Friedman	Director	February 14, 2019
Paul A. Friedman