Form 10-Q
period 2019-03-31
INCYTE CORP
filed 2019-04-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 214,438,549 as of April 23, 2019.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2019	2018*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,704	$1,163,980
Marketable securities—available-for-sale	281,320	274,343
Accounts receivable	244,081	307,598
Inventory	7,129	6,967
Prepaid expenses and other current assets	72,266	79,366
Total current assets	1,904,500	1,832,254

Restricted cash and investments	995	1,006
Long term investments	120,188	99,199
Inventory	3,876	3,438
Property and equipment, net	338,331	319,751
Other intangible assets, net	209,980	215,364
Goodwill	155,593	155,593
Other assets, net	20,698	19,157
Total assets	$2,754,161	$2,645,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,363	$103,827
Accrued compensation	48,522	60,176
Interest payable	89	29
Accrued and other current liabilities	211,302	229,401
Acquisition-related contingent consideration	34,239	31,844
Total current liabilities	364,515	425,277

Convertible senior notes	17,647	17,434
Acquisition-related contingent consideration	252,761	255,157
Other liabilities	33,671	21,927
Total liabilities	668,594	719,795

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 214,320,605 and 213,274,660 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	214	213
Additional paid-in capital	3,869,952	3,813,678
Accumulated other comprehensive loss	(9,247)	(10,165)
Accumulated deficit	(1,775,352)	(1,877,759)
Total stockholders’ equity	2,085,567	1,925,967
Total liabilities and stockholders’ equity	$2,754,161	$2,645,762

*   The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenues, net	$396,249	$334,505
Product royalty revenues	61,608	47,716
Milestone and contract revenues	40,000	—
Other revenues	—	61

Total revenues	497,857	382,282

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	22,588	18,106
Research and development	270,545	303,103
Selling, general and administrative	123,983	121,498
Change in fair value of acquisition-related contingent consideration	6,671	6,685

Total costs and expenses	423,787	449,392

Income (loss) from operations	74,070	(67,110)
Other income (expense), net	9,373	4,462
Interest expense	(335)	(385)
Unrealized gain on long term investments	20,989	22,679

Income (loss) before provision for income taxes	104,097	(40,354)

Provision for income taxes	1,785	786

Net income (loss)	$102,312	$(41,140)

Net income (loss) per share:
Basic	$0.48	$(0.19)
Diluted	$0.47	$(0.19)

Shares used in computing net income (loss) per share:
Basic	214,065	211,681
Diluted	217,061	211,681

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$102,312	$(41,140)

Other comprehensive income (loss):
Foreign currency translation	126	35
Unrealized gain (loss) on marketable securities, net of tax	681	(505)
Defined benefit pension obligations, net of tax	111	111
Other comprehensive income (loss)	918	(359)

Comprehensive income (loss)	$103,230	$(41,499)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Three Months Ended March 31, 2018
			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity
Balances at January 1, 2018	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629
Issuance of 623,709 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	2,575	—	—	2,576
Issuance of 1,032 shares of Common Stock for services rendered	—	87	—	—	87
Issuance of 539 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	27	—	—	27
Stock compensation	—	36,224	—	—	36,224
Adoption of ASU No. 2016-01	—	—	(2,753)	2,753	—
Other comprehensive loss	—	—	(359)	—	(359)
Net loss	—	—	—	(41,140)	(41,140)
Balances at March 31, 2018	$212	$3,666,346	$(10,122)	$(2,028,392)	$1,628,044

	For the Three Months Ended March 31, 2019
			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity
Balances at January 1, 2019	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 1,044,745 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	15,480	—	—	15,481
Issuance of 1,200 shares of Common Stock for services rendered	—	104	—	—	104
Stock compensation	—	40,690	—	—	40,690
Adoption of ASU No. 2016-02 (Note 2)	—	—	—	95	95
Other comprehensive income	—	—	918	—	918
Net income	—	—	—	102,312	102,312
Balances at March 31, 2019	$214	$3,869,952	$(9,247)	$(1,775,352)	$2,085,567

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$102,312	$(41,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,891	13,424
Stock-based compensation	40,592	36,224
Other, net	104	87
Unrealized gain on long term investments	(20,989)	(22,679)
Change in fair value of acquisition-related contingent consideration	6,671	6,685
Changes in operating assets and liabilities:
Accounts receivable	63,517	46,109
Prepaid expenses and other assets	5,559	(18,922)
Inventory	(600)	1,879
Accounts payable	(33,464)	6,444
Accrued and other liabilities	(21,930)	(7,273)
Net cash provided by operating activities	155,663	20,838
Cash flows from investing activities:
Purchase of long term investments	—	(8,937)
Capital expenditures	(18,267)	(12,590)
Purchases of marketable securities	(34,574)	(38,033)
Sale and maturities of marketable securities	28,278	31,032
Net cash used in investing activities	(24,563)	(28,528)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	15,481	2,595
Payment of finance lease liabilities	(195)	—
Payment of contingent consideration	(10,799)	—
Net cash provided by financing activities	4,487	2,595
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	126	35
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	135,713	(5,060)
Cash, cash equivalents, restricted cash and investments at beginning of period	1,164,986	900,434
Cash, cash equivalents, restricted cash and investments at end of period	$1,300,699	$895,374
Supplemental Schedule of Cash Flow Information
Income taxes paid	$448	$52
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$—	$27
Unpaid purchases of property and equipment	$8,414	$—
Leased assets obtained in exchange for new operating lease liabilities	$932	$—
Leased assets obtained in exchange for new finance lease liabilities	$645	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2019 and 2018, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of Incyte Corporation and our wholly owned subsidiaries. All inter-company accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation. Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net, in the condensed consolidated statements of operations.

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

Accounts Receivable.  As of March 31, 2019 and December 31, 2018, we had a de minimis allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2019, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of equity investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements. We classify all of our equity investments in common stock of publicly-held companies as long term investments on the condensed consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on the condensed consolidated balance sheets. All changes in fair value are reported in the condensed consolidated statements of operations as an unrealized gain (loss) on long term investments.

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

Property and Equipment, net.  Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

Lease Accounting.  The new accounting standard for leases, Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. Per the new standard, all leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Under the prior leasing standard, only contracts assessed as capital leases were recorded on the balance sheet. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. The current lease liabilities are reflected in accrued and other current liabilities and the noncurrent lease liabilities are reflected in other liabilities on the condensed consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments and reduced by any lease incentives and any deferred lease payments. These assets are recorded in property and equipment, net on the condensed consolidated balance sheet and are amortized over the lease term. For operating leases, the expense recognition is similar to that of operating leases under ASC 840, with a single lease cost recognized on a straight-line basis.  For finance leases, the expense recognition is similar to that of capital leases under ASC 840, with separate amortization and interest expense, with higher interest expense in the earlier periods of a lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease.

In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

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

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. At March 31, 2019 and December 31, 2018, $69.4 million and $44.8 million, respectively, of accrued sales allowances were included in accrued and other current liabilities on the condensed consolidated balance sheets. Product shipping and handling costs are included in cost of product revenues.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, Leases, that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Additionally, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10, No. 2018-11, No. 2018-20 and No. 2019-01 which clarified certain aspects of the new leases standard and provided an optional transition method. The guidance requires that the lessees classify leases as either a finance or operating lease and lessors classify all leases as sales-type, direct financing or operating leases. The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under ASC 840, with separate interest and amortization expense with higher interest expense in the earlier periods of a lease. For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840, with a single lease cost recognized on a straight-line basis. We implemented a third-party information technology application to facilitate activities for the new accounting and disclosure requirements and implemented new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. We elected the package of practical expedients and adopted utilizing the optional transition method as defined within ASU No. 2018-11. Accordingly, prior periods will not be restated to reflect the adopted standard. For lease agreements entered into or reassessed after the adoption of ASC 842, we combine lease and nonlease components. We did not elect the hindsight expedient.

As a result of adoption on January 1, 2019, we recorded $23.6 million of lease right-of-use assets, $23.7 million of lease liabilities and an adjustment to retained earnings of $0.1 million. In addition, our capital lease assets and liabilities are now classified as finance lease right-of-use assets and liabilities.  The capital asset and financing liability of $18.7 million recorded in 2018 related to the Morges office building and construction, described more fully in Note 7, was derecognized upon adoption. In accordance with the transition provisions in ASC 842, we reassessed the Morges lease as of the adoption date and we concluded that we did not have control of the construction project at that time. We will reassess the Morges lease for lease accounting and classification at the point in time in which we take possession of the leased asset, which is anticipated to occur in the second half of 2019. The adoption of the standard did not materially impact our consolidated net income and had no impact on our consolidated cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. We are currently analyzing the impact of ASU No. 2016-13 on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance expanded the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services and supersedes the guidance in ASC 505-50. Under this new standard, nonemployee awards are measured on the grant date by estimating the fair value of the equity instruments to be issued rather than the fair value of the goods or services received. Entities may use the expected term when estimating the fair value of a nonemployee option or elect to use the contractual term as the expected term, on an award-by-award basis. The cumulative effect of the transition adjustment is to be recorded as an adjustment to retained earnings as of the beginning of the annual period of adoption.  We adopted this standard for the period beginning January 1, 2019 and concluded there to be no change in our previous accounting for nonemployee awards and no impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020, and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe. We are currently analyzing the impact of ASU No. 2018-14 on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard may be applied on either a retrospective or prospective basis. We are currently analyzing the impact of ASU No. 2018-15 on the condensed consolidated financial statements.

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of this Form 10-Q, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-Q within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard is to be applied on a retrospective basis to the date of the initial application of Topic 606. We utilize collaborative arrangements as described in our license agreements footnote and are currently analyzing the impact of ASU No. 2018-18 on the condensed consolidated financial statements.

3.     Revenues

As discussed in Note 2, ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning on January 1, 2018. Per the new standard, revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. The new standard allows for recognition of revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. The new standard was applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. The effect of applying this practical expedient did not result in material differences. Overall, the adoption of the new standard did not significantly alter our methodology for recognition of revenue.

The following table presents our disaggregated revenue for the periods presented (in thousands).

	Three Months Ended
	March 31,
	2019	2018
JAKAFI revenues, net	$375,611	$313,720
ICLUSIG revenues, net	20,638	20,785
Total product revenues, net	396,249	334,505
JAKAVI product royalty revenues	45,571	41,337
OLUMIANT product royalty revenues	16,037	6,379
Total product royalty revenues	61,608	47,716
Milestone and contract revenues	40,000	—
Other revenues	—	61
Total revenues	$497,857	$382,282

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

At March 31, 2019 and December 31, 2018, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or in to hierarchy levels during the three months ended March 31, 2019.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Cash and cash equivalents	$1,299,704	$—	$—	$1,299,704
Debt securities (corporate and government)	—	281,320	—	281,320
Long term investments (Note 9)	120,188	—	—	120,188
Total assets	$1,419,892	$281,320	$—	$1,701,212

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash and cash equivalents	$1,163,980	$—	$—	$1,163,980
Debt securities (corporate and government)	—	274,343	—	274,343
Long term investment (Note 9)	99,199	—	—	99,199
Total assets	$1,263,179	$274,343	$—	$1,537,522

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Acquisition-related contingent consideration	$—	$—	$287,000	$287,000
Total liabilities	$—	$—	$287,000	$287,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Acquisition-related contingent consideration	$—	$—	$287,001	$287,001
Total liabilities	$—	$—	$287,001	$287,001

The following is a rollforward of our Level 3 liabilities (in thousands):

Balance at January 1, 2019	$287,001
Contingent consideration earned during the period but not yet paid	(6,672)
Change in fair value of contingent consideration	6,671
Balance at March 31, 2019	$287,000

The fair value of the contingent consideration was determined using an income approach based on projected ICLUSIG revenues in the European Union and other countries for the approved third line treatment and discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2019 and December 31, 2018, contingent consideration earned but not yet paid was $6.7 million and $13.2 million, respectively. Royalties earned in the first quarter of 2019 of $6.7 million were included in accrued and other current liabilities at March 31, 2019.  Royalties earned in the third quarter of 2018 of $6.7 million were included in accounts payable and the royalties earned in the fourth quarter of 2018 of $6.5 million were included in accrued and other current liabilities at December 31, 2018.

The following is a summary of our marketable security portfolio (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
March 31, 2019
Debt securities (corporate and government)	$281,701	$(381)	$281,320

December 31, 2018
Debt securities (corporate and government)	$275,405	$(1,062)	$274,343

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

	Percentage of Total
	Milestone and Contract Revenues for the
	Three Months Ended
	March 31,
	2019	2018
Collaboration Partner A	—%	—%
Collaboration Partner B	—%	—%
Collaboration Partner C	100%	—%

Collaboration Partners A, B and C comprised, in aggregate, 26% and 42% of the accounts receivable balance as of March 31, 2019 and December 31, 2018, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2019	2018
Customer A	18%	22%
Customer B	15%	13%
Customer C	16%	14%
Customer D	12%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 37% and 30% of the accounts receivable balance as of March 31, 2019 and December 31, 2018, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$1,822	$481
Work-in-process	4,097	3,488
Finished goods	5,086	6,436
	11,005	10,405
Inventories-current	7,129	6,967
Inventories-noncurrent	$3,876	$3,438

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2019, $7.1 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2019, $3.9 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Office equipment	$15,199	$16,955
Laboratory equipment	63,339	61,697
Computer equipment	58,389	55,436
Land	10,068	10,122
Building and leasehold improvements	213,529	213,196
Operating lease right-of-use assets	24,334	—
Finance lease right-of-use assets	2,332	—
Construction in progress	64,598	65,576
	451,788	422,982
Less accumulated depreciation and amortization	(113,457)	(103,231)
Property and equipment, net	$338,331	$319,751

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. The new building will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018, and construction activity began immediately thereafter. We are responsible for a portion of the renovation and construction costs, and anticipate taking possession of the building and construction activities beginning in July 2019. As of March 31, 2019, we have recorded approximately $2.0 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located within Y-PARC, Switzerland’s largest technology park in Yverdon. The land was purchased, in cash, for $4.8 million. Upon this parcel, we plan on constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of March 31, 2019, we have recorded approximately $55.8 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility to be completed in the second half of 2020.

As stated in Note 2, in January 2019, we adopted ASC 842, Leases, which changed the accounting and reporting of our lease activity. Although we do not have significant lease activity, we are the lessee of several contracts, including those to secure fleet vehicles, buildings and IT equipment. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. Some of our building leases include options to renew for additional periods of up to five years and the exercise of these options is at our discretion. Our current lease liabilities are reflected in accrued and other current liabilities and our noncurrent lease liabilities are reflected in other liabilities on the condensed consolidated balance sheets. As of March 31, 2019 our lease liabilities are as follows (in thousands):

Current
Operating lease liabilities	$10,245
Finance lease liabilities	815
Noncurrent
Operating lease liabilities	12,629
Finance lease liabilities	723
Total lease liabilities	$24,412

The cash paid for amounts included in the measurement of our operating lease liabilities as of March 31, 2019 was $2.8 million in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities as of March 31, 2019 was $0.2 million in financing cash flows.

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
Remainder of 2019	$8,793	$886
2020	6,339	556
2021	4,242	195
2022	2,265	—
2023	1,602	—
After 2023	1,429	—
Total lease cash payments	$24,670	$1,637
Less: discount	1,796	99
Present value of lease liabilities	$22,874	$1,538

As of March 31, 2019, our finance and operating leases had a weighted average lease term of approximately 2.0 and 4.4 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our operating leases and finance leases is approximately 4.7% and 6.6%, respectively. For the three months ended March 31, 2019, we incurred approximately $3.6 million of expense related to our operating leases, approximately $0.2 million of amortization on our finance lease right-of-use assets and a de minimis amount of interest expense on our finance lease liabilities. Rent expense for the three months ended March 31, 2018 was $3.3 million. For the three months ended March 31, 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at March 31, 2019			Balance at December 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$61,020	$209,980	$271,000	$55,636	$215,364

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$16,155	$21,536	$21,536	$21,536	$21,536	$107,681

Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2019.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD.  Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through March 31, 2019.

In 2018, under this agreement, we recognized a $60.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million. In 2017, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.  In 2016, we recognized a $5.0 million payment in exchange for the development and commercialization rights to ruxolitinib in GVHD outside of the United States and a $40.0 million regulatory milestone for the reimbursement of JAKAVI in Europe for the treatment of patients with polycythemia vera.  In 2015, we recognized a $5.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib for a third indication, a $25.0 million regulatory milestone triggered by the Committee for Medicinal Products for Human Use of the European Medicines Agency adopting a positive opinion for JAKAVI (ruxolitinib) for the treatment of adult patients with polycythemia vera who are resistant to or intolerant of hydroxyurea, a $15.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with polycythemia vera, and a $20.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $300.0 million. In 2014, we recognized a $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe, a $25.0 million regulatory milestone for the approval of JAKAVI in Japan for the treatment of patients with myelofibrosis and a $7.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib in non-small cell lung cancer.  In 2013, we recognized a $25.0 million development milestone based on the formal initiation by Novartis of a Phase II clinical trial evaluating capmatinib. In 2012, we recognized a $40.0 million regulatory milestone for the achievement of a predefined milestone for the European Union regulatory approval of JAKAVI. In 2011, we recognized a $15.0 million development milestone for the achievement of a predefined milestone in the Phase I dose-escalation trial for capmatinib in patients with solid tumors and a $10.0 million regulatory milestone for the approval of JAKAFI in the United States. In 2010, we recognized $50.0 million in development milestones for the initiation of the global Phase III trial, RESPONSE, in patients with polycythemia vera. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2019 and 2018, such royalties payable to Novartis on net sales within the United States totaled $13.4 million and $10.4 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2019 and December 31, 2018, $13.4 million and $18.6 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At March 31, 2019 and December 31, 2018, $0.5 million and $0.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2019 and 2018 were net of $0.6 million and $0.5 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement for the three months ended March 31, 2019 and 2018 was $0.0 million.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2019 and 2018 was $45.6 million and $41.3 million, respectively.  At March 31, 2019 and December 31, 2018, $45.6 million and $55.4 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through March 31, 2019.

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

In 2018, under this agreement, we recognized a $20.0 million development milestone for the first patient treated in the systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the FDA approval of the 2mg dose of OLUMIANT (baricitinib) for the treatment of adults with moderately-to-severely active rheumatoid arthritis. In 2017, we recognized a $30.0 million development milestone for the first patient treated in the atopic dermatitis Phase III program for baricitinib, $15.0 million regulatory milestone for the approval of baricitinib for the treatment of rheumatoid arthritis by Japan’s Ministry of Health, Labor and Welfare and a $65.0 million regulatory milestone for the approval of baricitinib for the treatment of moderate-to-severe rheumatoid arthritis in adult patients by the European Commission. In 2016, we recognized a $35.0 million regulatory milestone for the submission of an NDA to the FDA for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis and a $20.0 million regulatory milestone for the submission of a Marketing Authorization Application to the European Medicines Agency for the approval of oral once-daily baricitinib for the treatment of moderate-to-severe rheumatoid arthritis. In 2012, we recognized a $50.0 million development milestone for the initiation of the rheumatoid arthritis Phase III program for baricitinib.  In 2010, we recognized a $30.0 million development milestone based upon the initial three month data in the Phase IIa clinical trial of baricitinib for the treatment of rheumatoid arthritis and a $19.0 million development milestone for the Phase IIb clinical trial initiation of baricitinib for the treatment of rheumatoid arthritis. We determined that each of these milestones were substantive as their achievement required substantive efforts by us and was at risk until the milestones were ultimately achieved.

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and became responsible for funding 30% of the associated future global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority.  We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis and were responsible for funding 30% of future global development costs for those indications through regulatory approval, including post-launch studies required by a regulatory authority. In April 2019, we elected to end additional co-funding of the development of baricitinib effective as of January 1, 2019. We will continue to receive royalties on global net sales of OLUMIANT, pursuant to the terms in the Lilly agreement, as described above.

Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis for the three months ended March 31, 2019 and 2018 were $0.0 million and $12.5 million, respectively. At March 31, 2019 and December 31, 2018, a total of $0.0 million and $23.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Milestone and contract revenue under the Lilly agreement for the three months ended March 31, 2019 and 2018 was $0.0 million.  Product royalty revenue related to Lilly global net sales of OLUMIANT for the three months ended March 31, 2019 and 2018 was $16.0 million and $6.4 million, respectively.  At March 31, 2019 and December 31, 2018, $16.2 million and $14.0 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

Under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which was recorded in research and development expense. Agenus is eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In June 2018, we recorded a $5.0 million development milestone due to Agenus for the LAG-3 program and in September 2018 we recorded a $5.0 million development milestone due to Agenus for the TIM-3 program.

In connection with the Amended Agreement, we also agreed to purchase 10.0 million shares of Agenus Inc. common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share.  We completed the purchase of the shares on February 14, 2017, when the closing price on The Nasdaq Stock Market for Agenus Inc. shares was $4.40 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $4.5 million, which resulted in a net fair value of the shares on the issuance date of $39.5 million. Therefore, of the total consideration paid of $60.0 million, $39.5 million was allocated to our stock purchase in Agenus Inc. and was recorded within long term investments and $20.5 million was allocated to research and development expense.

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 13% of the outstanding shares of Agenus Inc. common stock as of March 31, 2019. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2019 and 2018, we recorded an unrealized gain of $10.5 million and $25.8 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at March 31, 2019 and December 31, 2018 was $52.6 million and $42.3 million, respectively.

For the three months ended December 31, 2018, Agenus reported within its Form 10-K total revenues of approximately $6.5 million and net loss of approximately $48.8 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2019 and 2018 also included $10.2 million and $1.9 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At March 31, 2019 and December 31, 2018, a total of $4.7 million and $2.3 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to eleven independent programs.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share. The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. The fair market value of our total long term investment in Merus at March 31, 2019 and December 31, 2018 was $47.3 million and $44.8 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2019, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2019 and 2018 we recorded an unrealized gain of $2.5 million and an unrealized loss of $2.8 million, respectively, based on the change in fair value of Merus’ common stock during these periods.

For the three months ended December 31, 2018, Merus reported within its Form 6-K total revenues of approximately €8.5 million and net loss of approximately €0.5 million within their condensed consolidated financial statements.

Research and development expenses for the three months ended March 31, 2019 and 2018 included $2.6 million and $2.4 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At March 31, 2019 and December 31, 2018, a total of $2.5 million and $2.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates. In March 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at March 31, 2019 and December 31, 2018 was $11.6 million and $6.9 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2019, we owned approximately 4% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three months ended March 31, 2019 and 2018 we recorded an unrealized gain of $4.7 million and an unrealized loss of $3.5 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three months ended March 31, 2019 and 2018 also included $4.6 million and $2.6 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At March 31, 2019 and December 31, 2018, a total of $3.2 million and $2.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. (“MacroGenics”). Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In December 2017, we paid MacroGenics an upfront payment of $150.0 million which was recorded in research and development expense on the consolidated statement of operations. MacroGenics will be eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.  In September 2018, we recorded $10.0 million and in November 2018 we recorded $5.0 million in aggregate milestones due to MacroGenics for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense.

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

Research and development expenses for the three months ended March 31, 2019 and 2018 also included $9.4 million and $6.5 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At March 31, 2019 and December 31, 2018, a total of $4.4 million and $3.2 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential commercial milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of March 31, 2019 and December 31, 2018 was $8.6 million and $5.2 million, respectively.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2019, we owned approximately 3% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, we recorded an unrealized gain of $3.3 million and $3.2 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in Mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations for the three months ended March 31, 2019. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

10.     Stock compensation

We recorded $40.6 million and $36.2 million, respectively, of stock compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.  For the three months ended March 31, 2019, we capitalized $0.1 million of stock compensation expense as part of the cost of an asset. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $27.4 million and $24.2 million, respectively, for the three months ended March 31, 2019 and 2018. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $13.0 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.2 million for the three months ended March 31, 2019.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31,
	2019	2018	2019	2018
Average risk-free interest rates	2.51%	2.42%	2.27%	2.26%
Average expected life (in years)	5.33	5.53	0.25	0.25
Volatility	45%	45%	34%	36%
Weighted-average fair value (in dollars)	31.50	41.59	13.31	18.17

The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. A dividend yield of zero is assumed based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Nonemployee awards are measured on the grant date by estimating the fair value of the equity instruments to be issued using the expected term, similar to our employee awards.

Option activity under the 2010 Stock Plan was as follows:

		Shares Subject to
		Outstanding Options
	Shares Available		Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2018	6,477,577	12,285,159	$74.39
Options granted	(2,271,592)	2,271,592	$72.81
Options exercised	—	(849,870)	$25.38
Options cancelled	315,321	(315,321)	$89.29
Balance at March 31, 2019	4,521,306	13,391,560	$76.88

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

RSU award and PSU activity under the 2010 Stock Plan was as follows:

		Shares Subject to
	Shares Available	Outstanding Awards
	for Grant	Shares	Grant Date Value
Balance at December 31, 2018	545,751	2,043,337	$80.35
RSUs granted	(165,251)	165,251	$73.69
PSUs achieved	(44,940)	44,940	$65.76
RSUs cancelled	55,591	(55,591)	$89.46
PSUs cancelled	9,889	(9,889)	$67.32
RSUs released	—	(213,604)	$89.38
Balance at March 31, 2019	401,040	1,974,444	$78.29

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of March 31, 2019, a cumulative total of 333,334 RSUs granted to Mr. Hoppenot had vested and were released, leaving 66,666 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert are subject to a multiplier of up to 267% based on the level at which the performance conditions are achieved. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended March 31, 2019, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at March 31, 2019, no stock compensation expense was recognized.

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

Total compensation cost of options granted but not yet vested, as of March 31, 2019, was $133.9 million, which is expected to be recognized over the weighted average period of approximately 1.7 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2019, was $59.6 million, which is expected to be recognized over the weighted average period of approximately 1.6 years.  Total compensation cost of PSUs granted but not yet vested, as of March 31, 2019, was $27.7 million, which is expected to be recognized over the weighted average period of 2.7 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Royalties	$20,077	$25,087
Clinical related costs	65,874	98,607
Sales allowances	69,359	44,770
Construction in progress	16,087	7,673
Financing lease liability	—	18,696
Other current liabilities	39,905	34,568
Total accrued and other current liabilities	$211,302	$229,401

12.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		March 31,	December 31,
Debt	March 31, 2019	Maturities	2019	2018
1.25% Convertible Senior Notes due 2020	1.25%	2020	$17,647	$17,434
			17,647	17,434
Less current portion			—	—
			$17,647	$17,434

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$17,647	$32,048	$17,434	$25,073
	$17,647	$32,048	$17,434	$25,073

The fair value of the 1.25% Convertible Senior Notes due 2020 (the “2020 Notes”) is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, is classified within Level 2 in the fair value hierarchy.

Prior to May 14, 2014, the 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the respective indentures. Beginning on, and including, May 15, 2014, the 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2020 Notes on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after May 15, 2020 until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the 2020 Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On April 1, 2019, the 2020 Notes became convertible through at least June 30, 2019, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2019 as described in (i) above. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of March 31, 2019 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2019 and 2018 was $2.9 million and $2.7 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$1,263	$1,079
Interest cost	84	71
Expected return on plan assets	(60)	(50)
Amortization of prior service cost	45	45
Amortization of actuarial losses	66	66
Net periodic benefit cost	$1,398	$1,211

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.5 million to the pension plans in 2019 inclusive of the amounts contributed to the plan during the current period. As of March 31, 2019 and December 31, 2018, $15.8 million and $15.7 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three months ended March 31, 2019 and 2018, we recorded income tax expense of approximately $1.8 million and $0.8 million, respectively. The change in tax expense for the three months ended March 31, 2019 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.

As of March 31, 2019, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $0.4 million during the three months ended March 31, 2019, of which only $0.1 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Basic Net Income (Loss) Per Share
Basic net income (loss)	$102,312	$(41,140)
Weighted average common shares outstanding	214,065	211,681

Basic net income (loss) per share	$0.48	$(0.19)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$102,312	$(41,140)
Weighted average common shares outstanding	214,065	211,681

Dilutive stock options and RSUs	2,996	—

Weighted average shares used to compute diluted net income (loss) per share	217,061	211,681

Diluted net income (loss) per share	$0.47	$(0.19)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended
	March 31,
	2019	2018
Outstanding stock options and awards	9,318,013	13,104,711
Common shares issuable upon conversion of the 2018 Notes	—	148,836
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	9,686,952	13,622,486

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We are cooperating with this inquiry. Given that the investigation is still ongoing and that we have not yet been made aware of the substance of any civil claims, we cannot predict the outcome of the investigation, the timing of the ultimate resolution of this matter, or reasonably estimate the possible range of loss, if any, that may result from this matter.  Accordingly, no reserve has been made with respect to this matter as of March 31, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

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
•

expectations relating to our new European headquarters, including the anticipated date we take possession of the building and construction activities and expected lease accounting effects, and the anticipated completion date for our large molecule production facility;

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

Clinical Programs in Oncology

We believe that the future of cancer treatment lies in the use of targeted therapies, which aim to block the effects of cancer-causing mutations, and immune therapies, which seek to recruit the patient’s own immune system to tackle cancer. Our most advanced programs are detailed below.

JAK Inhibition

As part of our development program to improve and expand therapeutic options for patients with MF, we are currently recruiting Phase II trials combining ruxolitinib with our investigational agents such as itacitinib (JAK1), parsaclisib (PI3Kδ), and INCB53914 (PIM) in patients with refractory MF.

GVHD is a condition that can occur after an allogeneic bone marrow transplant (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack various tissues. 12-month survival rates in patients with Grade III or IV steroid-refractory acute GVHD are 50% or less, and the incidence of newly diagnosed acute and de novo chronic GVHD is approximately 15,000 per year across the United States, Europe and Japan.

Building upon positive, independently published third-party data of ruxolitinib in GVHD, we initiated the REACH clinical program to evaluate ruxolitinib in patients with steroid-refractory GVHD. The result of REACH1, a pivotal Phase II trial in steroid-refractory acute GVHD, formed the basis for a supplemental new drug application (sNDA), which was accepted by the FDA for Priority Review in October 2018. In February 2019, the FDA extended the sNDA review period by three months. REACH2, a Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, a Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis, are both underway. In June 2016, we announced that the FDA granted Breakthrough Therapy designation for ruxolitinib in patients with acute GVHD. In April 2016, we announced an agreement with Eli Lilly and Company enabling us to develop and commercialize ruxolitinib in the United States for the treatment of GVHD. We also announced an agreement with Novartis granting Novartis exclusive research, development and commercialization rights for ruxolitinib in GVHD outside the United States.

Based on data from a proof-of-concept trial of itacitinib, a selective JAK1 inhibitor, in patients with acute GVHD, a pivotal trial (GRAVITAS-301) investigating itacitinib for the treatment of patients with treatment-naïve acute GVHD was initiated in July 2017 and we announced completion of enrollment in April 2019. A second pivotal trial of itacitinib, GRAVITAS-309, was initiated in January 2019 for patients with treatment-naïve chronic GVHD. The FDA has granted itacitinib orphan drug status for GVHD.

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

FGFR1/2/3 Inhibition

Pemigatinib is a potent and selective inhibitor of the fibroblast growth factor receptor (FGFR) isoforms 1, 2 and 3 with demonstrated activity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR mutations. The program currently has three Phase II trials– FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from ongoing trials in patients with FGFR-driven cholangiocarcinoma, bladder cancer, and 8p11 MPN, we are currently planning to initiate a pivotal tumor-agnostic trial evaluating pemigatinib in patients with driver-activations of FGF/FGFR later in 2019.

In October 2018, we announced positive data from the FIGHT-202 trial evaluating pemigatinib in patients with advanced/metastatic or surgically unresectable cholangiocarcinoma who failed at least one previous treatment. In February 2019, we announced that the FDA granted Breakthrough Therapy designation for pemigatinib in patients with previously treated, advanced/metastatic or unresectable FGFR2 translocated cholangiocarcinoma. FIGHT-302, a Phase III trial of pemigatinib for the first-line treatment of patients with cholangiocarcinoma is now open for recruitment.

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

Indication and status
Ruxolitinib (JAK1/JAK2)

Steroid-refractory acute GVHD: sNDA under review (REACH1), Phase III (REACH2)

Steroid-refractory chronic GVHD: Phase III (REACH3)

Essential thrombocythemia: Phase II (RESET)

Refractory myelofibrosis: Phase II with PI3Kδ, PIM or JAK1 inhibition

Itacitinib (JAK1)	Treatment-naïve acute GVHD: Phase III (GRAVITAS-301) recruitment completed Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309) NSCLC: Phase I/II in combination with EGFR
Pemigatinib (FGFR1/2/3)	Cholangiocarcinoma: Phase II (FIGHT-202), Phase III (FIGHT-302) now recruiting Bladder cancer: Phase II (FIGHT-201) 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207) in preparation
Parsaclisib (PI3Kδ)	Follicular lymphoma: Phase II (CITADEL-203) Marginal zone lymphoma: Phase II (CITADEL-204) Mantle cell lymphoma: Phase II (CITADEL-205)
INCMGA0012 (PD-1)[1]	MSI-high endometrial cancer: Phase II (POD1UM-101) Merkel cell carcinoma: Phase II (POD1UM-201) Anal cancer: Phase II (POD1UM-202)

1. INCMGA0012 licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof‑of‑concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB01158 (ARG)[1], INCB81776 (AXL/MER), INCB62079 (FGFR4), Epacadostat (IDO1), INCB59872 (LSD1), INCB53914 (PIM), INCB86550 (PD-L1)
Monoclonal antibodies[2]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[3]

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

A Phase II trial of ruxolitinib cream in patients with vitiligo, a long term skin condition characterized by patches of the skin losing their pigment, was recently completed, and plans for a Phase III program are underway.

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is ongoing in patients with hidradenitis suppurativa, an inflammatory skin disease.

A Phase II trial of itacitinib, a JAK1 selective inhibitor, has been initiated in patients with ulcerative colitis.

Phase II trials of parsaclisib, a PI3Kδ inhibitor, in autoimmune hemolytic anemia and Sjögren's syndrome are underway. Plans for a Phase II trial in pemphigus vulgaris have been withdrawn.

Indication and status
Ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III (TRuE-AD) Vitiligo: Phase III in preparation (TRuE-V)
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II
Itacitinib (JAK1)	Ulcerative colitis: Phase II
Parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II Sjögren's syndrome: Phase II

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

Psoriatic Arthritis.  Psoriatic arthritis (PsA) is an inflammatory arthritis that is seen in association with skin psoriasis. It causes joint pain and swelling that can lead to damage of the joint if the inflammation is not controlled.  Baricitinib has been shown to inhibit the JAK-STAT pathway in related conditions such as psoriasis in Phase II trials, and based on its activity profile, baricitinib also has the potential to demonstrate positive clinical outcomes in PsA. In April 2019, Lilly announced that it is no longer planning a Phase III program to evaluate the safety and efficacy of baricitinib in patients with PsA.

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

In October 2018, we and Novartis announced positive preliminary results of the GEOMETRY mono-1 trial of capmatinib in patients with advanced non-small cell lung cancer (NSCLC) harboring MET exon 14 skipping mutations. NSCLC is the most common type of lung cancer, impacting more than 2 million people per year. Approximately 3-4 percent of all patients with NSCLC have an identified MET mutation. Though rare, this mutation is an indicator of especially poor prognosis and there is currently no approved therapy designed to target this mutation.

Indication and status
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD) Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase II/III
Capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): NDA expected this year (by Novartis)

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis and became responsible for funding 30% of the associated global development costs for this indication from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. We subsequently elected to co-develop baricitinib with Lilly in psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis.

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

In April 2019, we elected to end additional co-funding of the development of baricitinib effective as of January 1, 2019. Pursuant to the terms of the Lilly agreement, we will continue to receive base tiered royalties on global net sales of OLUMIANT in all indications, as well as pro-rated incremental royalties, as described above.

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

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in Mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Note 2 of Notes to the Condensed Consolidated Financial Statements for a complete list of our significant accounting policies.

Revenue Recognition. We adopted the new accounting standard for the recognition of revenue for the fiscal year beginning on January 1, 2018. Under this standard, we recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

Rebates and Discounts:  We accrue rebates for mandated discounts under the Medicaid Drug Rebate Program in the U.S. and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. These accruals are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. In addition to actual rebates received, we maintain an accrual for the estimated rebates on the inventory levels on hand in our distribution channel. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. In addition, we maintain an accrual for the estimated coverage gap on the inventory levels on hand in our distribution channel.  If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment Assistance:  Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators and we accrue for estimated co-payment assistance on the inventory levels on hand in our distribution channel.

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

Milestone and Contract Revenues

At the inception of the contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our collaborator. We review our estimate of the transaction price each period, and make revisions to such estimates as necessary. Milestone and contract revenues from collaborative agreements with multiple performance obligations is determined based upon assessment of each distinct promised good or service’s estimated fair value and recognized based upon the transfer of the promised good or service to our collaborator.

Our license agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. As such, milestones associated with our collaborations involve a substantial degree of uncertainty and risk that they may never be received.  Given the uncertainty associated with achieving these milestones, a constraint on the allocated consideration is assessed each reporting period. Revenues are recognized when achievement is probable, which may not be until achieved.

Stock Compensation.    Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement. We assess the probability of achievement of performance conditions, including projected product revenues and clinical development milestones, as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, Leases, that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Additionally, the FASB issued clarifying guidance to the topic in ASUs No. 2018-10, No. 2018-11, No. 2018-20 and No. 2019-01 which clarified certain aspects of the new leases standard and provided an optional transition method. The guidance requires that the lessees classify leases as either a finance or operating lease and lessors classify all leases as sales-type, direct financing or operating leases. The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under ASC 840, with separate interest and amortization expense with higher interest expense in the earlier periods of a lease. For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840, with a single lease cost recognized on a straight-line basis. We implemented a third-party information technology application to facilitate activities for the new accounting and disclosure requirements and implemented new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. We elected the package of practical expedients and adopted utilizing the optional transition method as defined within ASU No. 2018-11. Accordingly, prior periods will not be restated to reflect the adopted standard. For lease agreements entered into or reassessed after the adoption of ASC 842, we combine lease and nonlease components. We did not elect the hindsight expedient.

As a result of adoption on January 1, 2019, we recorded $23.6 million of lease right-of-use assets, $23.7 million of lease liabilities and an adjustment to retained earnings of $0.1 million. In addition, our capital lease assets and liabilities are now classified as finance lease right-of-use assets and liabilities.  The capital asset and financing liability of $18.7 million recorded in 2018 related to the Morges office building and construction, described more fully in Note 7, was derecognized upon adoption. In accordance with the transition provisions in ASC 842, we reassessed the Morges lease as of the adoption date and we concluded that we did not have control of the construction project at that time. We will reassess the Morges lease for lease accounting and classification at the point in time in which we take possession of the leased asset, which is anticipated to occur in the second half of 2019. The adoption of the standard did not materially impact our consolidated net income and had no impact on our consolidated cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. We are currently analyzing the impact of ASU No. 2016-13 on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance expanded the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services and supersedes the guidance in ASC 505-50. Under this new standard, nonemployee awards are measured on the grant date by estimating the fair value of the equity instruments to be issued rather than the fair value of the goods or services received. Entities may use the expected term when estimating the fair value of a nonemployee option or elect to use the contractual term as the expected term, on an award-by-award basis. The cumulative effect of the transition adjustment is to be recorded as an adjustment to retained earnings as of the beginning of the annual period of adoption.  We adopted this standard for the period beginning January 1, 2019 and concluded there to be no change in our previous accounting for nonemployee awards and no impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020, and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe. We are currently analyzing the impact of ASU No. 2018-14 on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard may be applied on either a retrospective or prospective basis. We are currently analyzing the impact of ASU No. 2018-15 on the condensed consolidated financial statements.

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of this Form 10-Q, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-Q within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard is to be applied on a retrospective basis to the date of the initial application of Topic 606. We utilize collaborative arrangements as described in our license agreements footnote and are currently analyzing the impact of ASU No. 2018-18 on the condensed consolidated financial statements.

Results of Operations

We recorded net income of $102.3 million and basic net income per share of $0.48 and diluted net income per share of $0.47 for the three months ended March 31, 2019, as compared to net loss of $41.1 million and basic and diluted net loss per share of $0.19 in the corresponding period in 2018.

Revenues.

	For the Three Months Ended,
	March 31,
	2019	2018
	(in millions)
JAKAFI revenues, net	$375.6	$313.7
ICLUSIG revenues, net	20.6	20.8
Total product revenues, net	396.2	334.5
JAKAVI product royalty revenues	45.6	41.3
OLUMIANT product royalty revenues	16.0	6.4
Total product royalty revenues	61.6	47.7
Milestone and contract revenues	40.0	—
Other revenues	—	0.1
Total revenues	$497.8	$382.3

The increase in JAKAFI product revenues for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was comprised of a volume increase of $41.5 million and a price increase of $20.4 million. Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2019	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2019	$5,125	$39,737	$547	$2,270	$47,679
Allowances for current period sales	11,472	68,161	3,595	329	83,557
Allowances for prior period sales	(300)	1,348	—	(196)	852
Credits/payments for current period sales	(6,029)	(30,249)	(3,181)	—	(39,459)
Credits/payments for prior period sales	(4,301)	(15,701)	(170)	(103)	(20,275)
Balance at March 31, 2019	$5,967	$63,296	$791	$2,300	$72,354

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

Our milestone and contract revenues for the three months ended March 31, 2019, were derived from a $40.0 million payment under the Innovent research collaboration and licensing agreement.

Cost of Product Revenues.

	For the Three Months Ended,
	March 31,
	2019	2018
	(in millions)
Product costs	$2.9	$2.3
Salary and benefits related	0.7	—
Stock compensation	0.2	—
Royalty expense	13.4	10.4
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$22.6	$18.1

Cost of product revenues includes all JAKAFI and ICLUSIG related product costs, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three months ended March 31, 2019 as compared to the same period in 2018 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses

	For the Three Months Ended,
	March 31,
	2019	2018
	(in millions)
Salary and benefits related	$63.0	$54.1
Stock compensation	27.4	24.2
Clinical research and outside services	153.8	201.8
Occupancy and all other costs	26.3	23.0
Total research and development expenses	$270.5	$303.1

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The decrease in clinical research and outside services expense from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to upfront and milestone expenses related to our collaborative agreements recorded during 2018 and the election to end additional co-funding of the development of baricitinib with Lilly effective as of January 1, 2019, partially offset by an overall increase in development costs to advance our clinical pipeline during 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.3 million and $12.4 million, respectively, for the three months ended March 31, 2019 and 2018. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systematic lupus erythematosus and axial spondyloarthritis were $0.0 million and $12.5 million, respectively, for the three months ended March 31, 2019 and 2018.

Research and development expenses for the three months ended March 31, 2019 and 2018 were net of $4.0 million and $2.3 million, respectively, of costs reimbursed by our collaborative partners. In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements and payment of milestones under those agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre‑clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

	For the Three Months Ended,
	March 31,
	2019	2018
	(in millions)
Salary and benefits related	$31.4	$28.8
Stock compensation	13.0	12.0
Other contract services and outside costs	79.6	80.7
Total selling, general and administrative expenses	$124.0	$121.5

Salary and benefits related expense increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high‑risk myelofibrosis and uncontrolled polycythemia vera.    Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity‑based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2019 and 2018 was $6.7 million, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2019 and 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2019 and 2018 was $9.4 million and $4.5 million, respectively. The increase in other income (expense), net primarily relates to interest income.

Interest expense.  Interest expense for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.4 million, respectively. Included in interest expense for the three months ended March 31, 2019 was $0.2 million of non-cash charges to amortize the discount on the 2020 Notes. Included in interest expense for the three months ended March 31, 2018 was $0.3 million of non-cash charges to amortize the discounts on the 2018 and 2020 convertible senior notes.

Unrealized gain on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. With respect to our long term investment in Agenus, the unrealized gain for the three months ended March 31, 2019 and 2018 was $10.5 million and $25.8 million, respectively. With respect to our long term investment in Calithera, the unrealized gain for the three months ended March 31, 2019 was $4.7 million and the unrealized loss for the three months ended March 31, 2018 was $3.5 million. With respect to our long term investment in Merus, the unrealized gain for the three months ended March 31, 2019 was $2.5 million and the unrealized loss for the three months ended March 31, 2018 was $2.8 million. With respect to our long term investment in Syros, the unrealized gain for the three months ended March 31, 2019 and 2018 was $3.3 million and $3.2 million, respectively.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.8 billion as of March 31, 2019. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2019, we had available cash, cash equivalents and marketable securities of $1.6 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $155.7 million and $20.8 million, respectively, for the three months ended March 31, 2019 and 2018.  The $134.9 million increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $24.6 million for the three months ended March 31, 2019, which represented purchases of marketable securities of $34.6 million and capital expenditures of $18.3 million, offset in part by the sale and maturity of marketable securities of $28.3 million.  Net cash used in investing activities was $28.5 million for the three months ended March 31, 2018, which represented purchases of marketable securities of $38.0 million, capital expenditures of $12.6 million and purchases of long term equity investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $31.0 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $4.5 million and $2.6 million, respectively, for the three months ended March 31, 2019 and 2018, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration during the first quarter of 2019.

The following summarizes our significant contractual obligations as of March 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$19.1	$—	$19.1	$—	$—
Interest on convertible senior debt	0.4	0.2	0.2	—	—
Finance lease liabilities	1.6	0.9	0.7	—	—
Operating lease liabilities	24.7	8.8	10.6	3.9	1.4
Other non-cancelable obligations	42.1	0.1	0.5	5.6	35.9
Total contractual obligations	$87.9	$10.0	$31.1	$9.5	$37.3

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will undergo extensive renovations prior to our occupation and, when completed, will serve as our new European headquarters. Once construction is complete, our rental payments will commence over a 15 year term and are included in other non-cancelable obligations in the table above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2019, marketable securities were $281.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2019, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. Beginning January 1, 2019, we implemented ASU 2016-02, “Leases (Topic 842).” Although the adoption of the new accounting standard did not materially impact our consolidated net income and had no impact on our consolidated cash flows for the three months ended March 31, 2019, we did implement new internal control procedures to support the new accounting and reporting processes associated with adopting the guidance. These procedures included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories and implementing a third-party information technology application to calculate right-of-use lease assets and lease liabilities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2019, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•	the acceptance of JAKAFI by patients and the healthcare community;

•	whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies;
•	the ability to obtain and maintain sufficient coverage or reimbursement by third‑party payors;
•	the ability of our third‑party manufacturers to manufacture JAKAFI in sufficient quantities that meet all applicable quality standards;
•	the ability of our company and our third‑party providers to provide marketing and distribution support for JAKAFI;
•	the label and promotional claims allowed by the FDA;
•	the maintenance of regulatory approval for the approved indications in the United States; and
•	our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

If we are not successful in commercializing JAKAFI in the United States, or are significantly delayed or limited in doing so, our business may be materially harmed and we may need to delay other drug discovery and development initiatives or even significantly curtail operations.

In addition, our receipt of royalties under our collaboration agreements with Novartis for sales of JAKAVI outside the United States and with Lilly for worldwide sales of OLUMIANT will depend on factors similar to those listed above, with similar regulatory issues driven by applicable regulatory authorities affecting jurisdictions outside the United States.

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

We cannot guarantee that we will be able to maintain regulatory approval to market our products in the jurisdictions in which they are currently marketed. If we do not maintain our regulatory approval to market our products, in particular JAKAFI, our results of operations will be materially harmed. We and our collaborators, third‑party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies as well as foreign governmental agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control and assurance, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.

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

Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:

•	administrative and judicial sanctions, including warning letters;
•	fines and other civil penalties;
•	suspension or withdrawal of regulatory approval to market or manufacture our products;
•	interruption of production;
•	operating restrictions;
•	product recall or seizure;
•	injunctions; and
•	criminal prosecution.

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

The European Union and member countries, as well as governmental authorities in other countries, impose similar strict restrictions on the promotion and marketing of drug products.  The off-label promotion of medicinal products is prohibited in the EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.

The majority of states also have statutes or regulations similar to the federal anti‑kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In recent years, several states and localities, including California, Connecticut, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Texas, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions and similar laws and regulations in other jurisdictions where we do business require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:

•	the willingness and ability of patients and the healthcare community to use our drug products;
•	the ability to manufacture our drug products in sufficient quantities that meet all applicable quality standards and to offer our drug products for sale at competitive prices;
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

A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we are currently using third-party contract manufacturing organizations. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling up the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

•

general political and economic conditions in the countries in which we operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the future relationship between the United Kingdom and the European Union; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti‑bribery provisions, or similar anti‑bribery or anti‑corruption laws and regulations, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act.

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

Due to historical net losses, we had an accumulated deficit of $1.8 billion as of March 31, 2019. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived substantially all of our revenues for the three months ended March 31, 2019 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue. In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1#*	Amendment, dated as of February 28, 2019, to Employment Agreement between the Company and Hervé Hoppenot, dated as of January 11, 2014.

10.2#*	Offer of Employment Letter, dated as of December 14, 2018, from the Company to Christiana Stamoulis.

10.3#

Form of Employment Agreement between the Company and Christiana Stamoulis (effective as of February 11, 2019) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

INCYTE CORPORATION

Dated: April 30, 2019	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2019	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)