Form 10-Q
period 2019-06-30
INCYTE CORP
filed 2019-07-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-12400

INCYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3136539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Augustine Cut-Off Wilmington, DE 19803	19803
(Address of principal executive offices)	(Zip Code)

(302) 498-6700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $.001 par value per share	INCY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes  ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 215,066,629 as of July 23, 2019.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$1,416,224	$1,163,980
Marketable securities—available-for-sale	279,631	274,343
Accounts receivable	302,680	307,598
Inventory	6,527	6,967
Prepaid expenses and other current assets	53,563	79,366
Total current assets	2,058,625	1,832,254

Restricted cash and investments	1,014	1,006
Long term investments	115,563	99,199
Inventory	6,166	3,438
Property and equipment, net	339,122	319,751
Finance lease right-of use assets, net	30,348	—
Other intangible assets, net	204,596	215,364
Goodwill	155,593	155,593
Other assets, net	36,606	19,157
Total assets	$2,947,633	$2,645,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,184	$103,827
Accrued compensation	53,697	60,176
Interest payable	30	29
Accrued and other current liabilities	210,474	229,401
Finance lease liabilities	791	—
Acquisition-related contingent consideration	35,929	31,844
Total current liabilities	367,105	425,277

Convertible senior notes	17,862	17,434
Acquisition-related contingent consideration	250,071	255,157
Finance lease liabilities	31,643	—
Other liabilities	33,761	21,927
Total liabilities	700,442	719,795

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 214,865,720 and 213,274,660 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	215	213
Additional paid-in capital	3,925,975	3,813,678
Accumulated other comprehensive loss	(8,965)	(10,165)
Accumulated deficit	(1,670,034)	(1,877,759)
Total stockholders’ equity	2,247,191	1,925,967
Total liabilities and stockholders’ equity	$2,947,633	$2,645,762

*   The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$433,897	$365,524	$830,146	$700,029
Product royalty revenues	76,035	55,953	137,643	103,669
Milestone and contract revenues	20,000	100,000	60,000	100,000
Other revenues	—	39	—	100

Total revenues	529,932	521,516	1,027,789	903,798

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	29,406	24,856	51,994	42,962
Research and development	289,363	298,089	559,908	601,192
Selling, general and administrative	105,943	108,029	229,926	229,527
Change in fair value of acquisition-related contingent consideration	6,608	7,303	13,279	13,988

Total costs and expenses	431,320	438,277	855,107	887,669

Income from operations	98,612	83,239	172,682	16,129
Other income (expense), net	15,000	5,808	24,373	10,270
Interest expense	(316)	(398)	(651)	(783)
Unrealized gain (loss) on long term investments	(4,625)	(34,641)	16,364	(11,962)

Income before provision for income taxes	108,671	54,008	212,768	13,654

Provision for income taxes	3,353	1,614	5,138	2,400

Net income	$105,318	$52,394	$207,630	$11,254

Net income per share:
Basic	$0.49	$0.25	$0.97	$0.05
Diluted	$0.48	$0.24	$0.96	$0.05

Shares used in computing net income per share:
Basic	214,620	212,210	214,342	211,945
Diluted	217,483	215,103	217,274	215,294

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$105,318	$52,394	$207,630	$11,254

Other comprehensive income (loss):
Foreign currency translation	(284)	100	(158)	135
Unrealized gain (loss) on marketable securities, net of tax	458	102	1,139	(403)
Defined benefit pension obligations, net of tax	108	111	219	222
Other comprehensive income (loss)	282	313	1,200	(46)

Comprehensive income	$105,600	$52,707	$208,830	$11,208

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Six Months Ended June 30, 2018
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2018	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629
Issuance of 623,709 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	2,575	—	—	2,576
Issuance of 1,032 shares of Common Stock for services rendered	—	87	—	—	87
Issuance of 539 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	27	—	—	27
Stock compensation	—	36,224	—	—	36,224
Adoption of ASU No. 2016-01	—	—	(2,753)	2,753	—
Other comprehensive loss	—	—	(359)	—	(359)
Net loss	—	—	—	(41,140)	(41,140)
Balances at March 31, 2018	$212	$3,666,346	$(10,122)	$(2,028,392)	$1,628,044
Issuance of 369,109 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 150,538 shares of Common Stock under the ESPP	—	15,480	—	—	15,480
Issuance of 1,281 shares of Common Stock for services rendered	—	85	—	—	85
Issuance of 38 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	2	—	—	2
Stock compensation	—	36,605	—	—	36,605
Other comprehensive income	—	—	313	—	313
Net income	—	—	—	52,394	52,394
Balances at June 30, 2018	$212	$3,718,518	$(9,809)	$(1,975,998)	$1,732,923

	For the Six Months Ended June 30, 2019
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2019	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 1,044,745 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	15,480	—	—	15,481
Issuance of 1,200 shares of Common Stock for services rendered	—	104	—	—	104
Stock compensation	—	40,690	—	—	40,690
Adoption of ASU No. 2016-02 (Note 2)	—	—	—	95	95
Other comprehensive income	—	—	918	—	918
Net income	—	—	—	102,312	102,312
Balances at March 31, 2019	$214	$3,869,952	$(9,247)	$(1,775,352)	$2,085,567
Issuance of 400,292 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 143,379 shares of Common Stock under the ESPP	1	15,190	—	—	15,191
Issuance of 1,444 shares of Common Stock for services rendered	—	123	—	—	123
Stock compensation	—	40,710	—	—	40,710
Other comprehensive income	—	—	282	—	282
Net income	—	—	—	105,318	105,318
Balances at June 30, 2019	$215	$3,925,975	$(8,965)	$(1,670,034)	$2,247,191

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$207,630	$11,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,326	26,925
Stock-based compensation	81,207	72,829
Other, net	227	172
Unrealized (gain) loss on long term investments	(16,364)	11,962
Change in fair value of acquisition-related contingent consideration	13,279	13,988
Changes in operating assets and liabilities:
Accounts receivable	4,918	(50,011)
Prepaid expenses and other assets	8,354	(23,589)
Inventory	(2,288)	1,878
Accounts payable	(32,243)	7,888
Accrued and other liabilities	16,577	(20,055)
Net cash provided by operating activities	308,623	53,241
Cash flows from investing activities:
Purchase of long term investments	—	(8,936)
Capital expenditures	(65,561)	(23,381)
Purchases of marketable securities	(103,970)	(58,827)
Sale and maturities of marketable securities	99,821	58,694
Net cash used in investing activities	(69,710)	(32,450)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	30,672	18,043
Payment of finance lease liabilities	(409)	—
Payment of contingent consideration	(16,766)	(9,886)
Net cash provided by financing activities	13,497	8,157
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(158)	135
Net increase in cash, cash equivalents, restricted cash and investments	252,252	29,083
Cash, cash equivalents, restricted cash and investments at beginning of period	1,164,986	900,434
Cash, cash equivalents, restricted cash and investments at end of period	$1,417,238	$929,517
Supplemental Schedule of Cash Flow Information
Interest paid	$119	$134
Income taxes paid	$6,439	$1,944
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$—	$29
Leased assets obtained in exchange for new operating lease liabilities	$2,358	$—
Leased assets obtained in exchange for new finance lease liabilities	$29,740	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements.

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

Accounts Receivable.  As of June 30, 2019 and December 31, 2018, we had a de minimis allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2019, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Lease Accounting.  The new accounting standard for leases, Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. Per the new standard, all leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Under the prior leasing standard, only contracts assessed as capital leases were recorded on the balance sheet. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in accrued and other current liabilities and noncurrent operating lease liabilities are reflected in other liabilities on the condensed consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and deferred lease payments, and are amortized over the lease term. Operating right-of-use assets are recorded in property and equipment, net on the condensed consolidated balance sheet. For operating leases, the expense recognition is similar to that of operating leases under ASC 840, with a single lease cost recognized on a straight-line basis. For finance leases, the expense recognition is similar to that of capital leases under ASC 840, with separate amortization and interest expense, with higher interest expense in the earlier periods of a lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease.

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

Revenue Recognition.  Revenue-generating contracts are assessed to identify distinct performance obligations, allocating transaction prices to those performance obligations, and criteria for satisfaction of a performance obligation. Revenue is recognized when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. We determine at contract inception whether we will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. At June 30, 2019 and December 31, 2018, $60.9 million and $44.8 million, respectively, of accrued sales allowances were included in accrued and other current liabilities on the condensed consolidated balance sheets. Product shipping and handling costs are included in cost of product revenues.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses.  The FASB released clarifying guidance in April 2019 within ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” and in May 2019 within ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.”  The updates provide guidance on estimating credit losses, including transition relief by allowing for election of the fair value methodology on an instrument-by-instrument basis for eligible financial instruments within the scope of ASC 825-10. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Elections under ASU 2019-05 require a modified retrospective application through a cumulative-effect adjustment in the opening balance of retained earnings upon adoption. We are currently analyzing the impact of the ASUs on our condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard may be applied on either a retrospective or prospective basis. We are currently analyzing the impact of ASU No. 2018-15 on our condensed consolidated financial statements.

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in the wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of our Form 10-Q during the first interim period in 2019, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard is to be applied on a retrospective basis to the date of the initial application of Topic 606. We utilize collaborative arrangements as described in our license agreements footnote and are currently analyzing the impact of ASU No. 2018-18 on our condensed consolidated financial statements.

3.     Revenues

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
JAKAFI revenues, net	$409,506	$345,624	$785,117	$659,344
ICLUSIG revenues, net	24,391	19,900	45,029	40,685
Total product revenues, net	433,897	365,524	830,146	700,029
JAKAVI product royalty revenues	56,895	47,101	102,466	88,438
OLUMIANT product royalty revenues	19,140	8,852	35,177	15,231
Total product royalty revenues	76,035	55,953	137,643	103,669
Milestone and contract revenues	20,000	100,000	60,000	100,000
Other revenues	—	39	—	100
Total revenues	$529,932	$521,516	$1,027,789	$903,798

For further information on our revenue-generating contracts, refer to our license agreements footnote.

4.     Fair value of financial instruments

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value we use quoted prices and observable inputs.

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

At June 30, 2019 and December 31, 2018, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or into hierarchy levels during the six months ended June 30, 2019.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Cash and cash equivalents	$1,416,224	$—	$—	$1,416,224
Debt securities (corporate and government)	—	279,631	—	279,631
Long term investments (Note 9)	115,563	—	—	115,563
Total assets	$1,531,787	$279,631	$—	$1,811,418

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash and cash equivalents	$1,163,980	$—	$—	$1,163,980
Debt securities (corporate and government)	—	274,343	—	274,343
Long term investment (Note 9)	99,199	—	—	99,199
Total assets	$1,263,179	$274,343	$—	$1,537,522

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Acquisition-related contingent consideration	$—	$—	$286,000	$286,000
Total liabilities	$—	$—	$286,000	$286,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Acquisition-related contingent consideration	$—	$—	$287,001	$287,001
Total liabilities	$—	$—	$287,001	$287,001

The following is a rollforward of our Level 3 liabilities (in thousands):

Balance at January 1, 2019	$287,001
Contingent consideration earned during the period but not yet paid	(7,608)
Payments made during the period	(6,672)
Change in fair value of contingent consideration	13,279
Balance at June 30, 2019	$286,000

The fair value of the contingent consideration was determined using an income approach based on projected ICLUSIG revenues in the European Union and other countries for the approved third-line treatment and discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2019 and December 31, 2018, contingent consideration earned but not yet paid was $7.6 million and $13.2 million, respectively. Royalties earned in the second quarter of 2019 of $7.6 million were included in accrued and other current liabilities at June 30, 2019.  Royalties earned in the third quarter of 2018 of $6.7 million were included in accounts payable and the royalties earned in the fourth quarter of 2018 of $6.5 million were included in accrued and other current liabilities at December 31, 2018. We paid Takeda $6.7 million for royalties earned in the first quarter of 2019 that were included in accrued and other current liabilities at March 31, 2019.

The following is a summary of our marketable security portfolio (in thousands):

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2019
Debt securities (corporate and government)	$279,553	$78	$—	$279,631

December 31, 2018
Debt securities (corporate and government)	$275,405	$—	$(1,062)	$274,343

Our debt securities generally have contractual maturity dates of between 12 to 18 months.

5.     Concentration of credit risk

In December 2009, we entered into a license, development and commercialization agreement with Lilly. In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). The concentration of credit risk related to our collaborative partners is as follows:

	Percentage of Total		Percentage of Total
	Milestone and Contract Revenues for the		Milestone and Contract Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration Partner A	—%	—%	—%	—%
Collaboration Partner B	—%	100%	—%	100%
Collaboration Partner C	100%	—%	100%	—%

Collaboration Partners A, B and C comprised, in aggregate, 27% and 42% of the accounts receivable balance as of June 30, 2019 and December 31, 2018, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer A	20%	21%	19%	21%
Customer B	13%	15%	14%	14%
Customer C	16%	14%	16%	14%
Customer D	11%	12%	12%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 36% and 30% of the accounts receivable balance as of June 30, 2019 and December 31, 2018, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$1,766	$481
Work-in-process	6,929	3,488
Finished goods	3,998	6,436
	12,693	10,405
Inventories-current	6,527	6,967
Inventories-noncurrent	$6,166	$3,438

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2019, $6.5 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2019, $6.2 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Office equipment	$15,240	$16,955
Laboratory equipment	65,439	61,697
Computer equipment	56,687	55,436
Land	10,161	10,122
Building and leasehold improvements	211,346	213,196
Operating lease right-of-use assets	27,622	—
Construction in progress	69,038	65,576
	455,533	422,982
Less accumulated depreciation and amortization	(116,411)	(103,231)
Property and equipment, net	$339,122	$319,751

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will serve as our new European headquarters and will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018, and construction activity began immediately thereafter. In June 2019, we obtained control of the Morges building to begin our construction activity. At that time, we determined the lease to be a finance lease and  recorded a lease liability of $31.1 million and a lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of June 30, 2019, we have capitalized approximately $3.9 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located within Y-PARC, Switzerland’s largest technology park in Yverdon. The land was purchased, in cash, for $4.8 million. Upon this parcel, we plan on constructing a large molecule production facility.  Construction activity commenced in July 2018, and as of June 30, 2019, we have recorded approximately $55.2 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility to be completed in the second half of 2020.

As stated in Note 2, in January 2019, we adopted ASC 842, Leases, which changed the accounting and reporting of our lease activity. Although we do not have significant lease activity, we are the lessee of several contracts, including those to secure fleet vehicles, buildings and equipment. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. Some of our building leases include options to renew and the exercise of these options is at our discretion. Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the condensed consolidated balance sheets.

As of June 30, 2019 our lease liabilities are as follows (in thousands):

Current
Operating lease liabilities	$10,832
Finance lease liabilities	791
Noncurrent
Operating lease liabilities	13,284
Finance lease liabilities	31,643
Total lease liabilities	$56,550

The cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2019 was $5.4 million in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the six months ended June 30, 2019 was $0.4 million in financing cash flows.

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
Remainder of 2019	$6,771	$449
2020	7,901	697
2021	5,121	2,454
2022	2,831	2,706
2023	1,588	2,713
After 2023	1,346	35,262
Total lease cash payments	$25,558	$44,281
Less: discount	1,442	11,847
Present value of lease liabilities	$24,116	$32,434

As of June 30, 2019, our finance and operating leases had a weighted average lease term of approximately 16.0 and 4.5 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.7% and 4.7%, respectively. For the three and six months ended June 30, 2019, we incurred approximately $3.6 million and $7.3 million, respectively, of expense related to our operating leases, approximately $0.2 million and $0.4 million, respectively, of amortization on our finance lease right-of-use assets and a de minimis amount of interest expense on our finance lease liabilities. Rent expense for the three and six months ended June 30, 2018 was $3.7 million and $7.0 million, respectively. For the three and six months ended June 30, 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at June 30, 2019			Balance at December 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$66,404	$204,596	$271,000	$55,636	$215,364

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$10,771	$21,536	$21,536	$21,536	$21,536	$107,681

Goodwill

There were no changes to the carrying amount of goodwill for the six months ended June 30, 2019.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through June 30, 2019.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2019, such royalties payable to Novartis on net sales within the United States totaled $20.1 million and $33.5 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, such royalties payable to Novartis on net sales within the United States totaled $16.9 million and $27.3 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2019 and December 31, 2018, $26.8 million and $18.6 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At June 30, 2019 and December 31, 2018, $0.3 million and $0.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and six months ended June 30, 2019 were net of $0.4 million and $1.0 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2018 were net of $0.7 million and $1.2 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2019 and 2018 was $0.0 million. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2019 was $56.9 million and $102.5 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2018 was $47.1 million and $88.4 million, respectively. At June 30, 2019 and December 31, 2018, $56.9 million and $55.4 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through June 30, 2019.

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

Research and development expenses recorded under the Lilly agreement representing 30%of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis for the three and six months ended June 30, 2019 were $0.0 million. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis for the three and six months ended June 30, 2018 were $14.2 million and $26.7 million, respectively. At June 30, 2019 and December 31, 2018, a total of $0.0 million and $23.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Milestone and contract revenue under the Lilly agreement for the three and six months ended June 30, 2019 was $0.0 million. Milestone revenue under the Lilly agreement for the three and six months ended June 30, 2018 was $100.0 million.  Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2019 was $19.1 million and $35.2 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2018 was $8.9 million and $15.3 million, respectively.  At June 30, 2019 and December 31, 2018, $19.5 million and $14.0 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.  In May 2019, the approval of JAKAFI in steroid-refractory acute GVHD triggered a $20.0 million milestone payment to Lilly.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 16% of the outstanding shares of Agenus Inc. common stock as of June 30, 2019. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2019, we recorded an unrealized gain of $0.5 million and $11.0 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. For the three and six months ended June 30, 2018, we recorded an unrealized loss of $43.3 million and $17.6 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at June 30, 2019 and December 31, 2018 was $53.3 million and $42.3 million, respectively.

For the three months ended March 31, 2019, Agenus reported within its Form 10-Q total revenues of approximately $79.9 million and net income of approximately $17.4 million within their condensed consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2019 also included $0.5 million and $0.9 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and six months ended June 30, 2018 also included $0.9 million and $2.8 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At June 30, 2019 and December 31, 2018, a total of $1.8 million and $2.3 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share. The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense.  The fair market value of our total long term investment in Merus at June 30, 2019 and December 31, 2018 was $46.9 million and $44.8 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of June 30, 2019, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2019 we recorded an unrealized loss of $0.4 million and an unrealized gain of $2.1 million, respectively, based on the change in fair value of Merus’ common stock during these periods.  For the three and six months ended June 30, 2018 we recorded an unrealized gain of $13.5 million and $10.8 million, respectively, based on the change in fair value of Merus’ common stock during these periods.

For the three months ended March 31, 2019, Merus reported within its Form 6-K total revenues of approximately €7.7 million and net loss of approximately €6.2 million within their condensed consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2019 included $1.7 million and $4.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and six months ended June 30, 2018 included $2.8 million and $5.2 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At June 30, 2019 and December 31, 2018, a total of $1.6 million and $2.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at June 30, 2019 and December 31, 2018 was $6.7 million and $6.9 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2019, we owned approximately 4% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three and six months ended June 30, 2019 we recorded an unrealized loss of $4.9 million and $0.2 million, respectively, based on the change in fair value of Calithera’s common stock during these periods. For the three and six months ended June 30, 2018 we recorded an unrealized loss of $2.2 million and $5.8 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three and six months ended June 30, 2019 also included $5.4 million and $10.0 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and six months ended June 30, 2018 also included $3.2 million and $5.8 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At June 30, 2019 and December 31, 2018, a total of $2.4 million and $2.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Research and development expenses for the three and six months ended June 30, 2019 also included $9.8 million and $19.2 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2018 also included $10.9 million and $17.4 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At June 30, 2019 and December 31, 2018, a total of $2.6 million and $3.2 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of June 30, 2019 and December 31, 2018 was $8.7 million and $5.2 million, respectively.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2019, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2019, we recorded an unrealized gain of $0.2 million and $3.5 million, respectively, based on the change in fair value of Syros’ common stock during these periods.  For the three and six months ended June 30, 2018, we recorded an unrealized loss of $2.6 million and an unrealized gain of $0.6 million, respectively, based on the change in fair value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations for the three months ended March 31, 2019. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China.

10.     Stock compensation

We recorded $40.6 million and $81.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. We recorded $36.6 million and $72.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, we capitalized $0.1 million and $0.2 million, respectively, of stock compensation expense as part of the cost of an asset. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $27.6 million, $55.0 million, $24.8 million and $49.0 million for the three and six months ended June 30, 2019 and 2018, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $12.8 million, $25.8 million, $11.8 million and $23.8 million for the three and six months ended June 30, 2019 and 2018, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2019.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Average risk-free interest rates	2.26%	2.71%	2.49%	2.47%	1.75%	2.52%	2.10%	2.50%
Average expected life (in years)	5.55	5.37	5.34	5.50	0.50	0.50	0.50	0.50
Volatility	39%	46%	45%	45%	37%	30%	34%	51%
Weighted-average fair value (in dollars)	30.92	28.65	31.47	39.47	13.11	12.11	13.69	16.25

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

Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2018	12,285,159	$74.39
Options granted	2,429,688	$73.23
Options exercised	(1,178,225)	$26.93
Options cancelled	(567,093)	$91.76
Balance at June 30, 2019	12,969,529	$77.72

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

RSU award and PSU activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2018	2,043,337	$80.35
RSUs granted	193,950	$74.74
PSUs granted	100,000	$74.38
PSUs achieved	44,940	$65.76
RSUs cancelled	(83,723)	$85.58
PSUs cancelled	(22,764)	$66.44
RSUs released	(316,325)	$87.99
Balance at June 30, 2019	1,959,415	$77.86

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of June 30, 2019, a cumulative total of 333,334 RSUs granted to Mr. Hoppenot had vested and were released, leaving 66,666 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under the existing long term incentive plan with performance based milestones and cliff vesting. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU converted was at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the three and six months ended June 30, 2019, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at June 30, 2019, no stock compensation expense was recognized.

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

The following table summarizes our shares available for grant:

Shares Available
for Grant
Balance at December 31, 2018	7,023,328
Additional authorization	7,700,000
Options, RSUs and PSUs granted	(2,891,106)
Options, RSUs and PSUs cancelled	673,580
Balance at June 30, 2019	12,505,802

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2019, was $110.3 million, which is expected to be recognized over the weighted average period of approximately 1.5 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2019, was $49.3 million, which is expected to be recognized over the weighted average period of approximately 1.5 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2019, was $32.7 million, which is expected to be recognized over the weighted average period of 2.6 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Royalties	$34,376	$25,087
Clinical related costs	64,963	98,607
Sales allowances	60,890	44,770
Construction in progress	2,847	7,673
Financing lease liability	—	18,696
Other current liabilities	47,398	34,568
Total accrued and other current liabilities	$210,474	$229,401

12.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		June 30,	December 31,
Debt	June 30, 2019	Maturities	2019	2018
1.25% Convertible Senior Notes due 2020	1.25%	2020	$17,862	$17,434
			17,862	17,434
Less current portion			—	—
			$17,862	$17,434

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$17,862	$31,695	$17,434	$25,073
	$17,862	$31,695	$17,434	$25,073

The fair value of the 1.25% Convertible Senior Notes due November 15, 2020 (the “2020 Notes”) is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, is classified within Level 2 in the fair value hierarchy.

Prior to May 14, 2014, the 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the indenture. Beginning on, and including, May 15, 2014, the 2020 Notes are convertible prior to the close of business on the business day immediately preceding May 15, 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2020 Notes on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after May 15, 2020 until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, the 2020 Notes are convertible at any time, regardless of the foregoing circumstances. Upon conversion we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election.

On July 1, 2019, the 2020 Notes became convertible through at least September 30, 2019, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended June 30, 2019 as described in (i) above. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of June 30, 2019 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2019 was $3.1 million and $6.0 million, respectively. Defined contribution expense for the three and six months ended June 30, 2018 was $2.8 million and $5.5 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$1,288	$1,032	$2,550	$2,111
Interest cost	86	68	169	139
Expected return on plan assets	(61)	(47)	(120)	(97)
Amortization of prior service cost	62	45	107	90
Amortization of actuarial losses	46	66	112	132
Net periodic benefit cost	$1,421	$1,164	$2,818	$2,375

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.5 million to the pension plans in 2019 inclusive of the amounts contributed to the plan during the current period. As of June 30, 2019 and December 31, 2018, $16.2 million and $15.7 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three and six months ended June 30, 2019, we recorded income tax expense of approximately $3.4 million and $5.1 million, respectively.  For the three and six months ended June 30, 2018, we recorded income tax expense of approximately $1.6 million and $2.4 million, respectively. The change in tax expense for the three and six months ended June 30, 2019 was primarily driven by the difference in projected annual operating income or loss compared to our actual results as well as the recognition of certain discrete items in the current period.

As of June 30, 2019, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $0.9 million during the six months ended June 30, 2019, of which only $0.2 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits.

15.    Net income per share

Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic Net Income Per Share
Basic net income	$105,318	$52,394	$207,630	$11,254
Weighted average common shares outstanding	214,620	212,210	214,342	211,945

Basic net income per share	$0.49	$0.25	$0.97	$0.05

Diluted Net Income Per Share
Diluted net income	$105,318	$52,394	$207,630	$11,254
Weighted average common shares outstanding	214,620	212,210	214,342	211,945

Dilutive stock options and awards	2,863	2,893	2,932	3,349

Weighted average shares used to compute diluted net income per share	217,483	215,103	217,274	215,294

Diluted net income per share	$0.48	$0.24	$0.96	$0.05

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Outstanding stock options and awards	9,165,776	8,079,446	9,221,941	6,732,551
Common shares issuable upon conversion of the 2018 Notes	—	148,817	—	148,817
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939	368,939	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	9,534,715	8,597,202	9,590,880	7,250,307

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We are cooperating with this inquiry. Given that the investigation is still ongoing and that we have not yet been made aware of the substance of any civil claims, we cannot predict the outcome of the investigation, the timing of the ultimate resolution of this matter, or reasonably estimate the possible range of loss, if any, that may result from this matter.  Accordingly, no reserve has been made with respect to this matter as of June 30, 2019.

17.    Subsequent event

In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We expect to recognize an upfront payment under this agreement of $17.5 million during the third quarter of 2019, and are eligible to receive an additional $60.0 million in potential development, regulatory and commercial milestones, as well as tiered royalties from the low to mid-twenties. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib) and ICLUSIG® (ponatinib);

●	the expected benefits from our acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. and our plans to further develop our European operations;

●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy; anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI and ICLUSIG;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

●	expectations with respect to reimbursement for our products;

●	the expected impact of recent accounting pronouncements and changes in U.S. tax laws;

●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation;
●	our expectations regarding competition;
●	expectations relating to our new European headquarters, including the anticipated date we take possession of the building and construction activities and expected lease accounting effects, and the anticipated completion date for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses; and
●	our patent prosecution and maintenance efforts.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize JAKAFI and ICLUSIG;
●	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

●	our ability to establish and maintain effective sales, marketing and distribution capabilities;

●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

●	our ability to maintain regulatory approvals to market our products;

●	our ability to achieve a significant market share in order to achieve or maintain profitability;

●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;

●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;
●	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans relating to our new European headquarters and large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	our history of operating losses; and

●	the risks set forth under “Risk Factors.”

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

Marketed Indications - JAKAFI (ruxolitinib)

JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of adults with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (GVHD) in adult and pediatric patients 12 years and older. Myelofibrosis and polycythemia vera are both rare blood cancers, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (HSCT). Under our collaboration agreement with Novartis International Pharmaceutical Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

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

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA-approved JAK inhibitor for any indication and was the first and remains the only product approved by the FDA for use in MF, PV and steroid-refractory acute GVHD. The FDA has granted JAKAFI orphan drug status for MF, PV, ET, acute lymphoblastic leukemia (ALL) and GVHD.

To help ensure that all eligible patients have access to JAKAFI, we have established a patient assistance program called IncyteCARES (CARES stands for Connecting to Access, Reimbursement, Education and Support). IncyteCARES helps ensure that any patient with intermediate or high-risk MF, uncontrolled PV or steroid-refractory acute GVHD who meets certain eligibility criteria and is prescribed JAKAFI has access to the product regardless of ability to pay and has access to ongoing support and educational resources during treatment.

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

Myelofibrosis.  Myelofibrosis is a rare, life-threatening condition. MF, considered the most serious of the myeloproliferative neoplasms, can occur either as primary MF, or as secondary MF that develops in some patients who previously had polycythemia vera or essential thrombocythemia. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80%  to 90%  of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

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

Graft-versus-host disease. GVHD is a condition that can occur after an allogeneic HSCT (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack various tissues. 12-month survival rates in patients with Grade III or IV steroid-refractory acute GVHD are 50% or less, and the incidence of newly diagnosed acute and de novo chronic GVHD is approximately 15,000 per year across the United States, Europe and Japan.

In June 2016, we announced that the FDA granted Breakthrough Therapy designation for ruxolitinib in patients with acute GVHD. In May 2019, the FDA approved JAKAFI for the treatment of steroid-refractory acute GVHD in adult and pediatric patients 12 years and older. The approval was based on data from REACH1, an open-label, single-arm, multicenter study of Jakafi in combination with corticosteroids in patients with steroid-refractory grade II-IV acute GVHD. The overall response rate (ORR) in patients refractory to steroids alone was 57% with a complete response (CR) rate of 31%. The most frequently reported adverse reactions among all study participants were infections (55%) and edema (51%), and the most common laboratory abnormalities were anemia (75%), thrombocytopenia (75%) and neutropenia (58%).

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

Following positive proof-of-concept data, we initiated a pivotal program investigating ruxolitinib for the treatment of patients with ET. ET is a Philadelphia chromosome negative myeloproliferative neoplasm, characterized by the overproduction of platelets in the bone marrow. The pivotal RESET trial is enrolling ET patients that are refractory to or intolerant of hydroxyurea, the current standard of care for first-line treatment of these patients.

The REACH clinical program evaluates ruxolitinib in patients with steroid-refractory GVHD and includes REACH2, a Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, a Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis.

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

The clinical program to evaluate itacitinib in solid tumors included a clinical trial in combination with AstraZeneca/MedImmune’s EGFR inhibitor osimertinib; this trial has now been completed and there are currently no plans for additional clinical evaluations of this combination.

FGFR1/2/3 Inhibition

Pemigatinib is a potent and selective inhibitor of the fibroblast growth factor receptor (FGFR) isoforms 1, 2 and 3 with demonstrated activity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program currently has three Phase II trials– FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from ongoing trials in patients with FGFR-driven cholangiocarcinoma, bladder cancer, and 8p11 MPN, we are currently planning to initiate a Phase II tumor-agnostic trial evaluating pemigatinib in patients with driver-activations of FGF/FGFR later in 2019.

In October 2018, we announced positive data from the FIGHT-202 trial evaluating pemigatinib in patients with advanced/metastatic or surgically unresectable cholangiocarcinoma who failed at least one previous treatment. In February 2019, we announced that the FDA granted Breakthrough Therapy designation for pemigatinib in patients with previously treated, advanced/metastatic or unresectable FGFR2 translocated cholangiocarcinoma. FIGHT-302, a Phase III trial of pemigatinib for the first-line treatment of patients with cholangiocarcinoma and FGFR2 rearrangements was initiated in June 2019.

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

Indication and status
Ruxolitinib (JAK1/JAK2)

Steroid-refractory acute GVHD: Phase III (REACH2)

Steroid-refractory chronic GVHD: Phase III (REACH3)

Essential thrombocythemia: Phase II (RESET)

Refractory myelofibrosis: Phase II with PI3Kδ, PIM or JAK1 inhibition

Itacitinib (JAK1)	Treatment-naïve acute GVHD: Phase III (GRAVITAS-301) Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
Pemigatinib (FGFR1/2/3)	Cholangiocarcinoma: Phase II (FIGHT-202), Phase III (FIGHT-302) Bladder cancer: Phase II (FIGHT-201) 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207) in preparation
Parsaclisib (PI3Kδ)	Follicular lymphoma: Phase II (CITADEL-203) Marginal zone lymphoma: Phase II (CITADEL-204) Mantle cell lymphoma: Phase II (CITADEL-205)
INCMGA0012 (PD-1)[1]	MSI-high endometrial cancer: Phase II (POD1UM-101) Merkel cell carcinoma: Phase II (POD1UM-201) Anal cancer: Phase II (POD1UM-202)

1. INCMGA0012 licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

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

In June 2019, data from the Phase II trial of ruxolitinib cream in patients with vitiligo showed a significant benefit over vehicle control. Plans for a global, pivotal Phase III program are underway. Vitiligo is a long term skin condition characterized by patches of the skin losing their pigment. It is estimated that there are 2-3 million patients in the United States with this disorder, and there are no FDA approved treatments.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. Lilly has initiated the Phase III portion of the ongoing Phase II/III trial designed to evaluate the safety and efficacy of baricitinib in patients with severe alopecia areata.

Capmatinib

Capmatinib is a potent and highly selective MET inhibitor. The investigational compound has demonstrated inhibitory activity in cell-based biochemical and functional assays that measure MET signaling and MET dependent cell proliferation, survival and migration. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non-small cell lung cancer and other solid tumors, and may have potential utility as a combination agent.

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

In October 2018, we and Novartis announced positive preliminary results of the GEOMETRY mono-1 Phase II clinical trial of capmatinib in patients with advanced non-small cell lung cancer (NSCLC) harboring MET exon 14 skipping mutations. In June 2019, we and Novartis announced updated results from the GEOMETRY mono-1 trial, as well as the granting of Breakthrough Therapy designation by the FDA for capmatinib as a treatment for patients with metastatic NSCLC harboring MET exon-14 skipping mutation with disease progression on or after platinum-based chemotherapy.

NSCLC is the most common type of lung cancer, impacting more than 2 million people per year. Approximately 3-4 percent of all patients with NSCLC have an identified MET mutation. Though rare, this mutation is an indicator of especially poor prognosis and there is currently no approved therapy designed to target this mutation.

Indication and status
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD) Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase III
Capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): NDA expected in H2 2019 (by Novartis)

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development and commercialization milestones are achieved. We are also eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single-digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

In July 2010, we elected to co-develop baricitinib with Lilly in rheumatoid arthritis, and subsequently in several additional indications, and became responsible for funding 30% of the associated global development costs for such indications from the initiation of the Phase IIb trial through regulatory approval, including post-launch studies required by a regulatory authority. In April 2019, we elected to end additional co-funding of the development of baricitinib in all indications, effective as of January 1, 2019. Pursuant to the terms of the Lilly agreement, we will continue to receive base tiered royalties on global net sales of OLUMIANT in all indications, as well as pro-rated incremental royalties, as described above.

In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. We paid Lilly an upfront payment of $35.0 million and Lilly is eligible to receive up to $40.0 million in additional regulatory milestone payments relating to ruxolitinib in the GVHD field.  In May 2019, the approval of JAKAFI in steroid-refractory acute GVHD triggered a $20.0 million milestone payment to Lilly.

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

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential commercial milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with a subsidiary of Zai Lab Ltd. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We expect to recognize an upfront payment under this agreement of $17.5 million during the third quarter of 2019, and are eligible to receive an additional $60.0 million in potential development, regulatory and commercial milestones, as well as tiered royalties from the low to mid-twenties. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. In addition, we maintain an accrual for the estimated coverage gap on the inventory levels on hand in our distribution channel.  If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses.  The FASB released clarifying guidance in April 2019 within ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” and in May 2019 within ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.”  The updates provide guidance on estimating credit losses, including transition relief by allowing for election of the fair value methodology on an instrument-by-instrument basis for eligible financial instruments within the scope of ASC 825-10. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Elections under ASU 2019-05 require a modified retrospective application through a cumulative-effect adjustment in the opening balance of retained earnings upon adoption. We are currently analyzing the impact of the ASUs on our condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard may be applied on either a retrospective or prospective basis. We are currently analyzing the impact of ASU No. 2018-15 on our condensed consolidated financial statements.

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in the wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of our Form 10-Q during the first interim period in 2019, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, and is permitted for early adoption. The standard is to be applied on a retrospective basis to the date of the initial application of Topic 606. We utilize collaborative arrangements as described in our license agreements footnote and are currently analyzing the impact of ASU No. 2018-18 on our condensed consolidated financial statements.

Results of Operations

We recorded net income of $105.3 million and basic net income per share of $0.49 and diluted net income per share of $0.48 for the three months ended June 30, 2019, as compared to net income of $52.4 million and basic net income per share of $0.25 and diluted net income per share of $0.24 in the corresponding period in 2018.  We recorded net income of $207.6 million and basic net income per share of $0.97 and diluted net income per share of $0.96 for the six months ended June 30, 2019, as compared to net income of $11.3 million and basic and diluted net income per share of $0.05 in the corresponding period in 2018.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
JAKAFI revenues, net	$409.5	$345.6	$785.1	$659.3
ICLUSIG revenues, net	24.4	19.9	45.0	40.7
Total product revenues, net	433.9	365.5	830.1	700.0
JAKAVI product royalty revenues	56.9	47.1	102.5	88.4
OLUMIANT product royalty revenues	19.1	8.9	35.2	15.3
Total product royalty revenues	76.0	56.0	137.7	103.7
Milestone and contract revenues	20.0	100.0	60.0	100.0
Other revenues	—	—	—	0.1
Total revenues	$529.9	$521.5	$1,027.8	$903.8

The increase in JAKAFI product revenues for the three months ended June 30, 2019 as compared to the corresponding period in 2018 was comprised of a volume increase of $44.1 million and a price increase of $19.8 million. The increase in JAKAFI product revenues for the six months ended June 30, 2019 as compared to the corresponding period in 2018 was comprised of a volume increase of $85.6 million and a price increase of $40.2 million.  Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2019	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2019	$5,125	$39,737	$547	$2,270	$47,679
Allowances for current period sales	23,869	128,136	5,246	805	158,056
Allowances for prior period sales	(302)	989	—	(196)	491
Credits/payments for current period sales	(18,531)	(91,243)	(4,906)	—	(114,680)
Credits/payments for prior period sales	(4,310)	(22,418)	(170)	(335)	(27,233)
Balance at June 30, 2019	$5,851	$55,201	$717	$2,544	$64,313

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

Our milestone and contract revenues for the six months ended June 30, 2019, were derived from a $40.0 million upfront payment and $20.0 million milestone under the Innovent research collaboration and licensing agreement. During the six months ended June 30, 2018, under the Lilly agreement, we recognized a $100.0 million regulatory milestone payment for the approval of the 2mg dose of OLUMIANT for the treatment of moderately-to-severely active rheumatoid arthritis in adult patients by the FDA.

Cost of Product Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Product costs	$3.1	$2.6	$6.0	$4.9
Salary and benefits related	0.6	—	1.3	—
Stock compensation	0.2	—	0.4	—
Royalty expense	20.1	16.9	33.5	27.3
Amortization of definite-lived intangible assets	5.4	5.4	10.8	10.8
Total cost of product revenues	$29.4	$24.9	$52.0	$43.0

Cost of product revenues includes all JAKAFI and ICLUSIG related product costs, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for

ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three and six months ended June 30, 2019 as compared to the same periods in 2018 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Salary and benefits related	$57.7	$53.1	$120.7	$107.2
Stock compensation	27.6	24.8	55.0	49.0
Clinical research and outside services	177.4	193.3	331.2	395.1
Occupancy and all other costs	26.7	26.9	53.0	49.9
Total research and development expenses	$289.4	$298.1	$559.9	$601.2

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from the six months ended June 30, 2018 to the six months ended June 30, 2019 was primarily due to upfront and milestone expenses related to our collaborative agreements recorded during 2018 and the election to end additional co-funding of the development of baricitinib with Lilly effective as of January 1, 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $25.0 million and $25.3 million for the three and six months ended June 30, 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $20.0 million and $32.4 million for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, we recorded no research and development expense under the Lilly agreement for co-funding the development of baricitinib. For the three and six months ended June 30, 2018, we recorded $14.2 million and $26.7 million, respectively, in research and development expenses under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis. Research and development expenses for the three and six months ended June 30, 2019 and 2018 were net of $2.4 million, $6.4 million, $2.2 million and $4.5 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Salary and benefits related	$31.4	$29.3	$62.8	$58.1
Stock compensation	12.8	11.8	25.8	23.8
Other contract services and outside costs	61.7	66.9	141.3	147.6
Total selling, general and administrative expenses	$105.9	$108.0	$229.9	$229.5

Salary and benefits related expense increased from the three and six months ended June 30, 2018 to the three and six months ended June 30, 2019 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera.  Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2019 was $6.6 million and $13.3 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2018 was $7.3 million and $14.0 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and six months ended June 30, 2019 and 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and six months ended June 30, 2019 was $15.0 million and $24.4 million, respectively. Other income (expense), net for the three and six months ended June 30, 2018 was $5.8 million and $10.3 million, respectively. The increase in other income (expense), net primarily relates to interest income.

Interest expense.  Interest expense for the three and six months ended June 30, 2019 was $0.3 million and $0.7 million, respectively.  Interest expense for the three and six months ended June 30, 2018 was $0.4 million and $0.8 million, respectively. Included in interest expense for the three and six months ended June 30, 2019 was $0.2 million and $0.4 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes. Included in interest expense for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively, of non-cash charges to amortize the discounts on the 2018 and 2020 convertible senior notes.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Agenus	$0.5	$(43.3)	$11.0	$(17.6)
Calithera	(4.9)	(2.2)	(0.2)	(5.8)
Merus	(0.4)	13.5	2.1	10.8
Syros	0.2	(2.6)	3.5	0.6
Total unrealized gain (loss) on long term investments	$(4.6)	$(34.6)	$16.4	$(12.0)

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of June 30, 2019. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2019, we had available cash, cash equivalents and marketable securities of $1.7 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $308.6 million and $53.2 million, respectively, for the six months ended June 30, 2019 and 2018.  The $255.4 million increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $69.7 million for the six months ended June 30, 2019, which represented purchases of marketable securities of $104.0 million and capital expenditures of $65.6 million, offset in part by the sale and maturity of marketable securities of $99.8 million.  Net cash used in investing activities was $32.5 million for the six months ended June 30, 2018, which represented purchases of marketable securities of $58.8 million, capital expenditures of $23.4 million and purchases of long term equity investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $58.7 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $13.5 million and $8.2 million, respectively, for the six months ended June 30, 2019 and 2018, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of June 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$19.1	$—	$19.1	$—	$—
Interest on convertible senior debt	0.4	0.2	0.2	—	—
Finance lease liabilities	44.3	0.9	4.1	5.4	33.9
Operating lease liabilities	25.5	11.8	9.5	3.1	1.1
Other non-cancelable obligations	0.7	0.5	0.2	—	—
Total contractual obligations	$90.0	$13.4	$33.1	$8.5	$35.0

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly, Innovent and Zai; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements for future acquisitions or other strategic purposes, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2019, marketable securities were $279.6 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2019, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2019, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

●	the number of patients with intermediate or high-risk myelofibrosis or uncontrolled polycythemia vera who are diagnosed with the disease and the number of such patients that may be treated with JAKAFI;
●	the acceptance of JAKAFI by patients and the healthcare community;
●	whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies;
●	the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;
●	the ability of our third-party manufacturers to manufacture JAKAFI in sufficient quantities that meet all applicable quality standards;
●	the ability of our company and our third-party providers to provide marketing and distribution support for JAKAFI;
●	the label and promotional claims allowed by the FDA;
●	the maintenance of regulatory approval for the approved indications in the United States; and
●	our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

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

Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:

●	administrative and judicial sanctions, including warning letters;
●	fines and other civil penalties;
●	suspension or withdrawal of regulatory approval to market or manufacture our products;
●	interruption of production;
●	operating restrictions;
●	product recall or seizure;

●	injunctions; and
●	criminal prosecution.

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

The testing of JAKAFI and ICLUSIG, the manufacturing, marketing and sale of JAKAFI and the marketing and sale of ICLUSIG expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:

●	lessen the frequency with which physicians decide to prescribe our products;
●	encourage physicians to stop prescribing our products to their patients who previously had been prescribed our products;
●	cause serious harm to patients that may give rise to product liability claims against us; and
●	result in our need to withdraw or recall our products from the marketplace.

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

None of our drug candidates, other than JAKAFI/JAKAVI, has received regulatory approval. Our ability to discover and develop drug candidates and to commercialize additional drug products will depend on our ability to:

●	hire and retain key employees;
●	identify high quality therapeutic targets;
●	identify potential drug candidates;
●	develop products internally or license drug candidates from others;
●	identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;
●	complete laboratory testing;
●	commence, conduct and complete safe and effective clinical trials on humans;
●	obtain and maintain necessary intellectual property rights to our products;
●	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;
●	enter into arrangements with third parties to provide services or to manufacture our products on our behalf;

●	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws;
●	obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third-party payors;
●	lease facilities at reasonable rates to support our growth; and
●	enter into arrangements with third parties to license and commercialize our products.

We have limited experience with many of the activities listed above and may not be successful in discovering, developing, or commercializing additional drug products. Discovery and development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. Of the compounds or biologics that we identify as potential drug products or that we may in-license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

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

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed, and existing clinical trials with our drug candidates may be stopped, due to many potential factors, including:

●	the high degree of risk and uncertainty associated with drug development;

●	our inability to formulate or manufacture sufficient quantities of materials for use in clinical trials;
●	variability in the number and types of patients available for each study;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	unforeseen safety issues or side effects;
●	poor or unanticipated effectiveness of drug candidates during the clinical trials; or
●	government or regulatory delays.

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

Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for our approved products and the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations.

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

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in several recent federal and state proposals to regulate prices of pharmaceutical products and other health care reforms, any of which could limit the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been several federal congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for prescription drugs.  In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed. There may be future changes that result in reductions in current coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Further, if we become the subject of any governmental or other regulatory hearing or investigation with respect to the pricing of our products or other business practices, we could incur significant expenses and could be distracted from the operation of our business and execution of our business strategy. Any such hearing or investigation could also result in significant negative publicity and harm to our reputation, reduced market acceptance and demand, which could adversely affect our financial results and growth prospects.

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

The continuing efforts of legislatures, health agencies and third-party payors to contain or reduce the costs of health care, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital.  The same risks apply to our compounds developed and marketed by our collaborators, and our future potential milestone and royalty revenues could be affected in a similar manner.

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

Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including:

●	the willingness and ability of patients and the healthcare community to use our drug products;
●	the ability to manufacture our drug products in sufficient quantities that meet all applicable quality standards and to offer our drug products for sale at competitive prices;
●	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products or therapies;
●	the label and promotional claims allowed by the FDA;
●	the pricing and reimbursement of our drug products relative to existing treatments; and
●	marketing and distribution support for our drug products.

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

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to damages, fines and penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by health care payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD and obtained the exclusive license to develop and commercialize ICLUSIG in Europe and other countries. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business.  Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the year ended December 31, 2018, we recorded unrealized losses related to our investments in Agenus Inc., Calithera Biosciences, Inc., Merus N.V. and Syros Pharmaceuticals, Inc., and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States, including our recent expansion in Japan. We have limited experience with conducting activities outside of the United States. International operations and business expansion plans are subject to numerous additional risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses;

●	difficulties in staffing and managing foreign operations and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
●	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
●	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
●	financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	general political and economic conditions in the countries in which we operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the future relationship between the United Kingdom and the European Union; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act.

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

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of June 30, 2019. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

Additional factors that may affect our future funding requirements include:

●	the amount of revenues generated from our business activities;

●	any changes in the breadth of our research and development programs;
●	the results of research and development, preclinical testing and clinical trials conducted by us or our current or future collaborators or licensees, if any;
●	our exercise of any co-development options with collaborators that may require us to fund future development;
●	the acquisition of businesses, technologies, or drug candidates, or the licensing of technologies or drug candidates, if any;
●	costs for future facility requirements;
●	our ability to maintain and establish new corporate relationships and research collaborations;
●	competing technological and market developments;
●	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;
●	the receipt of contingent licensing or milestone fees or royalties on product sales from our current or future collaborative and license arrangements, if established; and
●	the timing of regulatory approvals, if any.

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

We derived substantially all of our revenues for the six months ended June 30, 2019 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue. In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results.

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

We may be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights or contract violations. In addition, litigation or other legal proceedings may be necessary to:

●	assert claims of infringement;
●	enforce our patents or trademarks;

●	protect our trade secrets or know-how; or
●	determine the enforceability, scope and validity of the proprietary rights of others.

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

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a drug candidate in-licensed to us or subject to a collaboration with a third-party, the protection of the intellectual property rights may not be in our hands. If we do not control the intellectual property rights in-licensed to us with respect to a drug candidate and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed drug candidate.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

●	independently develop substantially equivalent proprietary information, products and techniques;
●	otherwise gain access to our proprietary information; or
●	design around patents issued to us or our other intellectual property.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws, including healthcare laws such as HIPAA,  that protect certain types of sensitive information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation, known as the GDPR, which took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1#*	Form of Restricted Stock Unit Award Agreement for Outside Directors under the Amended and Restated 2010 Stock Incentive Plan

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

# Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: July 30, 2019	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2019	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)