Form 10-Q
period 2019-09-30
INCYTE CORP
filed 2019-10-30
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 215,397,290 as of October 22, 2019.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$1,702,023	$1,163,980
Marketable securities—available-for-sale	284,195	274,343
Accounts receivable	276,116	307,598
Inventory	7,365	6,967
Prepaid expenses and other current assets	49,896	79,366
Total current assets	2,319,595	1,832,254

Restricted cash and investments	995	1,006
Long term investments	117,902	99,199
Inventory	5,953	3,438
Property and equipment, net	347,250	319,751
Finance lease right-of-use assets, net	29,690	—
Other intangible assets, net	199,212	215,364
Goodwill	155,593	155,593
Other assets, net	38,628	19,157
Total assets	$3,214,818	$2,645,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,376	$103,827
Accrued compensation	80,638	60,176
Interest payable	89	29
Accrued and other current liabilities	249,721	229,401
Finance lease liabilities	763	—
Acquisition-related contingent consideration	35,096	31,844
Total current liabilities	461,683	425,277

Convertible senior notes	18,080	17,434
Acquisition-related contingent consideration	246,904	255,157
Finance lease liabilities	31,732	—
Other liabilities	33,892	21,927
Total liabilities	792,291	719,795

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 215,373,548 and 213,274,660 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	215	213
Additional paid-in capital	3,972,689	3,813,678
Accumulated other comprehensive loss	(8,614)	(10,165)
Accumulated deficit	(1,541,763)	(1,877,759)
Total stockholders’ equity	2,422,527	1,925,967
Total liabilities and stockholders’ equity	$3,214,818	$2,645,762

*   The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$453,998	$367,715	$1,284,144	$1,067,744
Product royalty revenues	80,083	61,923	217,726	165,592
Milestone and contract revenues	17,500	20,000	77,500	120,000
Other revenues	—	45	—	145

Total revenues	551,581	449,683	1,579,370	1,353,481

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	30,040	24,795	82,034	67,757
Research and development	281,336	292,527	841,244	893,719
Selling, general and administrative	102,608	96,522	332,534	326,049
Change in fair value of acquisition-related contingent consideration	3,281	4,720	16,560	18,708

Total costs and expenses	417,265	418,564	1,272,372	1,306,233

Income from operations	134,316	31,119	306,998	47,248
Other income (expense), net	11,961	10,211	36,334	20,481
Interest expense	(597)	(405)	(1,248)	(1,188)
Unrealized gain (loss) on long term investments	2,339	(9,949)	18,703	(21,911)

Income before provision for income taxes	148,019	30,976	360,787	44,630

Provision for income taxes	19,748	1,800	24,886	4,200

Net income	$128,271	$29,176	$335,901	$40,430

Net income per share:
Basic	$0.60	$0.14	$1.57	$0.19
Diluted	$0.59	$0.14	$1.55	$0.19

Shares used in computing net income per share:
Basic	215,199	212,627	214,628	212,172
Diluted	217,791	215,964	217,393	215,516

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$128,271	$29,176	$335,901	$40,430

Other comprehensive income:
Foreign currency translation	187	(38)	29	97
Unrealized gain (loss) on marketable securities, net of tax	36	214	1,175	(189)
Defined benefit pension obligations, net of tax	128	111	347	333
Other comprehensive income	351	287	1,551	241

Comprehensive income	$128,622	$29,463	$337,452	$40,671

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Nine Months Ended September 30, 2019
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2019	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 1,044,745 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	15,480	—	—	15,481
Issuance of 1,200 shares of Common Stock for services rendered	—	104	—	—	104
Stock compensation	—	40,690	—	—	40,690
Adoption of ASU No. 2016-02 (Note 2)	—	—	—	95	95
Other comprehensive income	—	—	918	—	918
Net income	—	—	—	102,312	102,312
Balances at March 31, 2019	$214	$3,869,952	$(9,247)	$(1,775,352)	$2,085,567
Issuance of 400,292 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 143,379 shares of Common Stock under the ESPP	1	15,190	—	—	15,191
Issuance of 1,444 shares of Common Stock for services rendered	—	123	—	—	123
Stock compensation	—	40,710	—	—	40,710
Other comprehensive income	—	—	282	—	282
Net income	—	—	—	105,318	105,318
Balances at June 30, 2019	$215	$3,925,975	$(8,965)	$(1,670,034)	$2,247,191
Issuance of 506,199 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	—	3,111	—	—	3,111
Issuance of 1,629 shares of Common Stock for services rendered	—	129	—	—	129
Stock compensation	—	43,474	—	—	43,474
Other comprehensive income	—	—	351	—	351
Net income	—	—	—	128,271	128,271
Balances at September 30, 2019	$215	$3,972,689	$(8,614)	$(1,541,763)	$2,422,527

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited, in thousands, except number of shares)

	For the Nine Months Ended September 30, 2018
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2018	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629
Issuance of 623,709 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	2,575	—	—	2,576
Issuance of 1,032 shares of Common Stock for services rendered	—	87	—	—	87
Issuance of 539 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	27	—	—	27
Stock compensation	—	36,224	—	—	36,224
Adoption of ASU No. 2016-01	—	—	(2,753)	2,753	—
Other comprehensive loss	—	—	(359)	—	(359)
Net loss	—	—	—	(41,140)	(41,140)
Balances at March 31, 2018	$212	$3,666,346	$(10,122)	$(2,028,392)	$1,628,044
Issuance of 369,109 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 150,538 shares of Common Stock under the ESPP	—	15,480	—	—	15,480
Issuance of 1,281 shares of Common Stock for services rendered	—	85	—	—	85
Issuance of 38 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	2	—	—	2
Stock compensation	—	36,605	—	—	36,605
Other comprehensive income	—	—	313	—	313
Net income	—	—	—	52,394	52,394
Balances at June 30, 2018	$212	$3,718,518	$(9,809)	$(1,975,998)	$1,732,923
Issuance of 343,592 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	2,423	—	—	2,424
Issuance of 1,242 shares of Common Stock for services rendered	—	86	—	—	86
Issuance of 38 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	2	—	—	2
Stock compensation	—	38,001	—	—	38,001
Other comprehensive income	—	—	287	—	287
Net income	—	—	—	29,176	29,176
Balances at September 30, 2018	$213	$3,759,030	$(9,522)	$(1,946,822)	$1,802,899

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$335,901	$40,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,188	40,743
Stock-based compensation	124,566	110,830
Other, net	356	258
Unrealized (gain) loss on long term investments	(18,703)	21,911
Change in fair value of acquisition-related contingent consideration	16,560	18,708
Changes in operating assets and liabilities:
Accounts receivable	31,482	18,563
Prepaid expenses and other assets	9,999	(21,330)
Inventory	(2,913)	3,030
Accounts payable	(8,451)	27,807
Accrued and other liabilities	49,053	(8,561)
Net cash provided by operating activities	579,038	252,389
Cash flows from investing activities:
Purchase of long term investments	—	(8,936)
Capital expenditures	(48,749)	(48,202)
Purchases of marketable securities	(222,157)	(104,228)
Sale and maturities of marketable securities	213,480	111,040
Net cash used in investing activities	(57,426)	(50,326)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	33,783	20,480
Payment of finance lease liabilities	(626)	—
Payment of contingent consideration	(16,766)	(9,886)
Net cash provided by financing activities	16,391	10,594
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	29	97
Net increase in cash, cash equivalents, restricted cash and investments	538,032	212,754
Cash, cash equivalents, restricted cash and investments at beginning of period	1,164,986	900,434
Cash, cash equivalents, restricted cash and investments at end of period	$1,703,018	$1,113,188
Supplemental Schedule of Cash Flow Information
Interest paid	$119	$134
Income taxes paid	$12,398	$2,932
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$—	$31
Leased assets obtained in exchange for new operating lease liabilities	$6,686	$—
Leased assets obtained in exchange for new finance lease liabilities	$29,740	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements.

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

Accounts Receivable.  As of September 30, 2019 and December 31, 2018, we had a de minimis allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods.

JAKAFI and ICLUSIG raw materials and work-in-process inventory is not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2019, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Lease Accounting.  The new accounting standard for leases, Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. Per the new standard, all leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Under the prior leasing standard, only contracts assessed as capital leases were recorded on the balance sheet. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in accrued and other current liabilities and noncurrent operating lease liabilities are reflected in other liabilities on the condensed consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and deferred lease payments. Operating right-of-use assets are recorded in property and equipment, net on the condensed consolidated balance sheet. For operating leases, the expense recognition is similar to that of operating leases under ASC 840, with a single lease cost recognized on a straight-line basis. For finance leases, the expense recognition is similar to that of capital leases under ASC 840, with separate amortization and interest expense, with higher interest expense in the earlier periods of a lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

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

Revenue Recognition.  Revenue-generating contracts are assessed under ASC 606, Revenue from contracts with customers, to identify distinct performance obligations, determine the transaction price of the contract and allocate the transaction price to each of the distinct performance obligations. Revenue is recognized when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. We determine at contract inception whether we will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. At September 30, 2019 and December 31, 2018, $59.3 million and $44.8 million, respectively, of accrued sales allowances were included in accrued and other current liabilities on the condensed consolidated balance sheets. Product shipping and handling costs are included in cost of product revenues.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI related product costs as well as ICLUSIG related product costs. The acquired ICLUSIG inventories were recorded at fair value less costs to sell in connection with our June 2016 acquisition of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (“ARIAD”), since renamed Incyte Biosciences Luxembourg S.à.r.l. (the “Acquisition”). Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States. Subsequent to the Acquisition on June 1, 2016, cost of product revenues also includes the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset.  For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

The FASB also released clarifying guidance in April 2019 within ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” and in May 2019 within ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.”  The updates provide guidance on estimating credit losses, including transition relief by allowing for election of the fair value methodology on an instrument-by-instrument basis for eligible financial instruments within the scope of ASC 825-10. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Elections under ASU 2019-05 require a modified retrospective application through a cumulative-effect adjustment in the opening balance of retained earnings upon adoption. We are currently analyzing the impact of the ASUs on our condensed consolidated financial statements.

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

3.     Revenues

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
JAKAFI revenues, net	$433,387	$347,567	$1,218,504	$1,006,911
ICLUSIG revenues, net	20,611	20,148	65,640	60,833
Total product revenues, net	453,998	367,715	1,284,144	1,067,744
JAKAVI product royalty revenues	58,440	50,923	160,906	139,361
OLUMIANT product royalty revenues	21,643	11,000	56,820	26,231
Total product royalty revenues	80,083	61,923	217,726	165,592
Milestone and contract revenues	17,500	20,000	77,500	120,000
Other revenues	—	45	—	145
Total revenues	$551,581	$449,683	$1,579,370	$1,353,481

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

At September 30, 2019 and December 31, 2018, our Level 2 corporate debt and U.S. government securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.

Our policy is to recognize transfers into and transfers out of fair value hierarchy levels as of the end of the reporting period. There were no transfers out of or into hierarchy levels during the nine months ended September 30, 2019.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2019
Cash and cash equivalents	$1,702,023	$—	$—	$1,702,023
Debt securities (corporate and government)	—	284,195	—	284,195
Long term investments (Note 9)	117,902	—	—	117,902
Total assets	$1,819,925	$284,195	$—	$2,104,120

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash and cash equivalents	$1,163,980	$—	$—	$1,163,980
Debt securities (corporate and government)	—	274,343	—	274,343
Long term investments (Note 9)	99,199	—	—	99,199
Total assets	$1,263,179	$274,343	$—	$1,537,522

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2019
Acquisition-related contingent consideration	$—	$—	$282,000	$282,000
Total liabilities	$—	$—	$282,000	$282,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Acquisition-related contingent consideration	$—	$—	$287,001	$287,001
Total liabilities	$—	$—	$287,001	$287,001

The following is a rollforward of our Level 3 liabilities (in thousands):

Balance at January 1, 2019	$287,001
Contingent consideration earned during the period but not yet paid	(14,889)
Payments made during the period	(6,672)
Change in fair value of contingent consideration	16,560
Balance at September 30, 2019	$282,000

The fair value of the contingent consideration was determined using an income approach based on projected ICLUSIG revenues in the European Union and other countries for the approved third-line treatment and discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the nine months ended September 30, 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2019 and December 31, 2018, contingent consideration earned but not yet paid was $14.9 million and $13.2 million, respectively. Royalties earned in the second quarter of 2019 of $7.6 million and royalties earned in the third quarter of 2019 of $7.3 million were included in accrued and other current liabilities at September 30, 2019.  Royalties earned in the third quarter of 2018 of $6.7 million were included in accounts payable and the royalties earned in the fourth quarter of 2018 of $6.5 million were included in accrued and other current liabilities at December 31, 2018.

The following is a summary of our marketable security portfolio (in thousands):

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2019
Debt securities (corporate and government)	$284,082	$113	$—	$284,195

December 31, 2018
Debt securities (corporate and government)	$275,405	$—	$(1,062)	$274,343

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

	Percentage of Total		Percentage of Total
	Milestone and Contract Revenues for the		Milestone and Contract Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration Partner A	—%	—%	—%	—%
Collaboration Partner B	—%	100%	—%	100%
Collaboration Partner C	—%	—%	77%	—%
Collaboration Partner D	100%	—%	23%	—%

Collaboration Partners A, B, C and D comprised, in aggregate, 33% and 42% of the accounts receivable balance as of September 30, 2019 and December 31, 2018, respectively.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer A	20%	19%	19%	20%
Customer B	14%	12%	14%	13%
Customer C	16%	16%	16%	15%
Customer D	11%	12%	12%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 38% and 30% of the accounts receivable balance as of September 30, 2019 and December 31, 2018, respectively.

The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$674	$481
Work-in-process	6,511	3,488
Finished goods	6,133	6,436
	13,318	10,405
Inventories-current	7,365	6,967
Inventories-noncurrent	$5,953	$3,438

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2019, $7.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2019, $6.0 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Office equipment	$15,224	$16,955
Laboratory equipment	66,700	61,697
Computer equipment	56,743	55,436
Land	10,069	10,122
Building and leasehold improvements	211,342	213,196
Operating lease right-of-use assets	30,479	—
Construction in progress	83,209	65,576
	473,766	422,982
Less accumulated depreciation and amortization	(126,516)	(103,231)
Property and equipment, net	$347,250	$319,751

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years, with multiple options to extend for an additional 20 years. The building will serve as our new European headquarters and will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018, and construction activity began immediately thereafter. In June 2019, we obtained control of the Morges building to begin our construction activity. At that time, we determined the lease to be a finance lease and  recorded a lease liability of $31.1 million and a lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of September 30, 2019, we have capitalized approximately $7.8 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located within Y-PARC, Switzerland’s largest technology park in Yverdon. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of September 30, 2019, we have capitalized approximately $59.9 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility to be completed in the second half of 2020.

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

As of September 30, 2019 our lease liabilities are as follows (in thousands):

Current
Operating lease liabilities	$10,372
Finance lease liabilities	763
Noncurrent
Operating lease liabilities	13,326
Finance lease liabilities	31,732
Total lease liabilities	$56,193

The cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2019 was $8.6 million in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the nine months ended September 30, 2019 was $0.6 million in financing cash flows.

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
Remainder of 2019	$3,469	$212
2020	9,907	697
2021	5,894	2,454
2022	2,901	2,706
2023	1,575	2,713
After 2023	1,331	35,263
Total lease cash payments	$25,077	$44,045
Less: discount	1,379	11,550
Present value of lease liabilities	$23,698	$32,495

As of September 30, 2019, our finance and operating leases had a weighted average lease term of approximately 15.9 and 3.9 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.7% and 4.7%, respectively. For the three and nine months ended September 30, 2019, we incurred approximately $3.6 million and $10.9 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.1 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million of interest expense on our finance lease liabilities. Rent expense for the three and nine months ended September 30, 2018 was $3.6 million and $10.6 million, respectively. For the three and nine months ended September 30, 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at September 30, 2019			Balance at December 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$71,788	$199,212	$271,000	$55,636	$215,364

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$5,387	$21,536	$21,536	$21,536	$21,536	$107,681

Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2019.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through September 30, 2019.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2019, such royalties payable to Novartis on net sales within the United States totaled $21.2 million and $54.7 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, such royalties payable to Novartis on net sales within the United States totaled $17.0 million and $44.3 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2019 and December 31, 2018, $38.0 million and $18.6 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

At December 31, 2009, we recorded $10.9 million of reimbursable costs incurred prior to the effective date of the agreement as deferred revenue on the consolidated balance sheet. These costs were recognized on a straight-line basis through December 2013 consistent with the aforementioned upfront and milestone payments. Future reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At September 30, 2019 and December 31, 2018, $0.6 million and $0.7 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three and nine months ended September 30, 2019 were net of $0.0 million and $1.0 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2018 were net of $1.2 million and $2.4 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement for the three and nine months ended September 30, 2019 and 2018 was $0.0 million. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2019 was $58.4 million and $160.9 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2018 was $50.9 million and $139.4 million, respectively. At September 30, 2019 and December 31, 2018, $58.4 million and $55.4 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through September 30, 2019.

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

We recorded no research and development expense under the Lilly agreement for co-funding the development of baricitinib for the three and nine months ended September 30, 2019. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis for the three and nine months ended September 30, 2018 were $18.9 million and $45.6 million, respectively. At December 31, 2018, a total of $23.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Milestone and contract revenue under the Lilly agreement for the three and nine months ended September 30, 2019 was $0.0 million. Milestone revenue under the Lilly agreement for the three and nine months ended September 30, 2018 was $20.0 million and $120.0 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2019 was $21.6 million and $56.8 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2018 was $11.0 million and $26.2 million, respectively.  At September 30, 2019 and December 31, 2018, $21.7 million and $14.0 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. From the date of our initial stock purchase in February 2015 and up to the date of our second stock purchase in February 2017, we owned between 9% and 11% of the outstanding shares of Agenus Inc. common stock.  As a result of our February 2017 stock purchase, we owned approximately 13% of the outstanding shares of Agenus Inc. common stock as of September 30, 2019. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2019, we recorded an unrealized loss of $7.5 million and an unrealized gain of $3.5 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. For the three and nine months ended September 30, 2018, we recorded an unrealized loss of $2.3 million and $19.9 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at September 30, 2019 and December 31, 2018 was $45.8 million and $42.3 million, respectively.

For the three and six months ended June 30, 2019, Agenus reported within its Form 10-Q total revenues of approximately $15.7 million and $95.6 million, respectively, and net loss of approximately $51.9 million and $34.4 million, respectively, within their condensed consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2019 also included $0.4 million and $1.3 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and nine months ended September 30, 2018 also included $1.0 million and $3.8 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At September 30, 2019 and December 31, 2018, a total of $2.2 million and $2.3 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share. The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense.  The fair market value of our total long term investment in Merus at September 30, 2019 and December 31, 2018 was $57.0 million and $44.8 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of September 30, 2019, we owned approximately 14% of the outstanding shares of Merus common stock and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2019, we recorded an unrealized gain of $10.1 million and $12.2 million, respectively, based on the change in fair value of Merus’ common stock during these periods.  For the three and nine months ended September 30, 2018, we recorded an unrealized loss of $9.6 million and an unrealized gain of $1.1 million, respectively, based on the change in fair value of Merus’ common stock during these periods.

For the three and six months ended June 30, 2019, Merus reported within its Form 6-K total revenues of approximately €5.6 million and €13.3 million, respectively, and net loss of approximately €12.0 million and €18.2 million, respectively, within their condensed consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2019 included $1.4 million and $5.7 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and nine months ended September 30, 2018 included $2.1 million and $7.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At September 30, 2019 and December 31, 2018, a total of $1.5 million and $2.9 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share.  We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share.  The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at September 30, 2019 and December 31, 2018 was $5.3 million and $6.9 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2019, we owned approximately 3% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future, and thereby have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. Under guidance implemented by ASU No. 2016-01, the investment is marked to market through earnings in each reporting period. Prior to implementation, the unrealized gains and losses on our investment in Calithera were recorded in accumulated other comprehensive income (loss). To adopt ASU No. 2016-01, the January 1, 2018 accumulated deficit balance decreased by $2.8 million to reflect these prior period unrealized gains. For the three and nine months ended September 30, 2019 we recorded an unrealized loss of $1.4 million and $1.6 million, respectively, based on the change in fair value of Calithera’s common stock during these periods. For the three and nine months ended September 30, 2018 we recorded an unrealized gain of $0.4 million and an unrealized loss of $5.3 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three and nine months ended September 30, 2019 also included $4.7 million and $14.7 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and nine months ended September 30, 2018 also included $2.4 million and $8.2 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At September 30, 2019 and December 31, 2018, a total of $3.4 million and $2.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Research and development expenses for the three and nine months ended September 30, 2019 also included $14.1 million and $33.3 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2018 also included $6.3 million and $23.7 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At September 30, 2019 and December 31, 2018, a total of $2.4 million and $3.2 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of September 30, 2019 and December 31, 2018 was $9.7 million and $5.2 million, respectively.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2019, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value under ASU No. 2016-01, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2019, we recorded an unrealized gain of $1.1 million and $4.6 million, respectively, based on the change in fair value of Syros’ common stock during these periods.  For the three and nine months ended September 30, 2018, we recorded an unrealized gain of $1.6 million and $2.2 million, respectively, based on the change in fair value of Syros’ common stock during these periods.

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

Research and development expenses for the three and nine months ended September 30, 2019 were net of $3.6 million and $4.1 million, respectively, of costs reimbursed by Innovent. At September 30, 2019, $4.5 million of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with Zai Lab. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We recognized an upfront payment under this agreement of $17.5 million in August 2019 upon our transfer of technology related to the licensed product candidate to Zai Lab, and are eligible to receive an additional $60.0 million in potential development, regulatory and commercial milestones, as well as tiered royalties from the low to mid-twenties. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

10.     Stock compensation

We recorded $43.4 million and $124.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. We recorded $38.0 million and $110.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, we capitalized $0.1 million and $0.3 million, respectively, of stock compensation expense as part of the cost of an asset. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $30.5 million, $85.5 million, $26.3 million and $75.3 million for the three and nine months ended September 30, 2019 and 2018, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $12.8 million, $38.6 million, $11.7 million and $35.5 million for the three and nine months ended September 30, 2019 and 2018, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2019.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Average risk-free interest rates	1.74%	2.72%	2.29%	2.60%	1.63%	2.81%	1.94%	2.63%
Average expected life (in years)	5.09	5.03	5.28	5.27	0.50	0.50	0.50	0.50
Volatility	45%	45%	45%	45%	34%	27%	34%	45%
Weighted-average fair value (in dollars)	34.83	29.32	32.38	34.41	15.04	13.56	14.53	15.91

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

Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2018	12,285,159	$74.39
Options granted	3,334,747	$76.37
Options exercised	(1,506,665)	$28.22
Options cancelled	(671,712)	$90.93
Balance at September 30, 2019	13,441,529	$79.23

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

RSU award and PSU activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2018	2,043,337	$80.35
RSUs granted	1,132,673	$83.20
PSUs granted	231,915	$79.32
RSUs released	(572,102)	$87.67
PSUs released	(13,325)	$68.62
RSUs cancelled	(117,233)	$84.83
PSUs cancelled	(23,514)	$66.42
Balance at September 30, 2019	2,681,751	$79.66

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

Also, in January 2014, Hervé Hoppenot, our President and Chief Executive Officer, was granted a one-time grant of 400,000 RSUs outside of our 2010 Stock Incentive Plan. Vesting of the RSUs will be subject to Mr. Hoppenot’s continued employment on the applicable vesting dates, with one-sixth of the RSUs vesting at the end of each of the calendar years 2014 through 2019, subject to earlier acceleration of vesting upon the occurrence of certain events in accordance with the terms of his employment agreement. As of September 30, 2019, a cumulative total of 333,334 RSUs granted to Mr. Hoppenot had vested and were released, leaving 66,666 RSUs outstanding.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under the existing long term incentive plan with performance based milestones and cliff vesting. For one of the long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU converted was at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the three and nine months ended September 30, 2019, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at September 30, 2019, no stock compensation expense was recognized.

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

The following table summarizes our shares available for grant:

Shares Available
for Grant
Balance at December 31, 2018	7,023,328
Additional authorization	7,700,000
Options, RSUs and PSUs granted	(5,847,561)
Options, RSUs and PSUs cancelled	825,589
Balance at September 30, 2019	9,701,356

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2019, was $114.4 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2019, was $102.0 million, which is expected to be recognized over the weighted average period of approximately 1.9 years.  Total compensation cost of PSUs granted but not yet vested, as of September 30, 2019, was $34.4 million, which is expected to be recognized over the weighted average period of 2.4 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Royalties	$52,861	$25,087
Clinical related costs	68,914	98,607
Sales allowances	59,348	44,770
Construction in progress	4,614	7,673
Financing lease liability	—	18,696
Operating lease liabilities	10,372	—
Other current liabilities	53,612	34,568
Total accrued and other current liabilities	$249,721	$229,401

12.     Debt

The components of the convertible notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2019	Maturities	2019	2018
1.25% Convertible Senior Notes due 2020	1.25%	2020	$18,080	$17,434
			18,080	17,434
Less current portion			—	—
			$18,080	$17,434

The carrying amount and fair value of our convertible notes are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$18,080	$28,427	$17,434	$25,073
	$18,080	$28,427	$17,434	$25,073

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

On October 1, 2019, the 2020 Notes became convertible through at least December 31, 2019, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended September 30, 2019 as described in (i) above. The 2020 Notes are reflected in long term liabilities on the condensed consolidated balance sheet as of September 30, 2019 as management’s intent is to settle any conversions of the 2020 Notes during this period in shares of our common stock.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2019 was $3.0 million and $9.0 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2018 was $2.6 million and $8.1 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$1,263	$1,041	$3,813	$3,152
Interest cost	84	69	253	208
Expected return on plan assets	(60)	(48)	(180)	(145)
Amortization of prior service cost	54	45	161	135
Amortization of actuarial losses	74	66	186	198
Net periodic benefit cost	$1,415	$1,173	$4,233	$3,548

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $3.5 million to the pension plans in 2019 inclusive of the amounts contributed to the plan during the current period. As of September 30, 2019 and December 31, 2018, $16.6 million and $15.7 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three and nine months ended September 30, 2019, we recorded income tax expense of approximately $19.7 million and $24.9 million, respectively.  For the three and nine months ended September 30, 2018, we recorded income tax expense of approximately $1.8 million and $4.2 million, respectively. The increased tax expense for the three and nine months ended September 30, 2019 is primarily the result of estimating U.S. tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards. This is partially offset by higher discrete tax benefits associated with stock-based compensation.

As of September 30, 2019, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. This position is based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income as well as other quantitative and qualitative information. We may release all or a portion of the valuation allowance in the near-term; however the exact timing and amount of such release continues to be based on our assessment of the factors mentioned above.  In the period of a release of the valuation allowance, we would recognize a non-cash increase to net income and a corresponding deferred tax asset on our consolidated balance sheet.  Following the release, we would continue to utilize research and development tax credits to offset our tax liabilities, but would begin recognizing a significant provision for income taxes. The majority of this provision would be a non-cash expense until our research and development tax credit carryforwards are fully utilized.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $1.8 million during the nine months ended September 30, 2019, of which only $0.1 million was recorded as an increase to noncurrent other liabilities on the condensed consolidated balance sheet. The increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits.

15.    Net income per share

Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic Net Income Per Share
Basic net income	$128,271	$29,176	$335,901	$40,430
Weighted average common shares outstanding	215,199	212,627	214,628	212,172

Basic net income per share	$0.60	$0.14	$1.57	$0.19

Diluted Net Income Per Share
Diluted net income	$128,271	$29,176	$335,901	$40,430
Weighted average common shares outstanding	215,199	212,627	214,628	212,172

Dilutive stock options and awards	2,592	3,337	2,765	3,344

Weighted average shares used to compute diluted net income per share	217,791	215,964	217,393	215,516

Diluted net income per share	$0.59	$0.14	$1.55	$0.19

The following potential common shares were excluded from the calculations as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Outstanding stock options and awards	8,893,596	9,055,004	9,457,441	7,254,774
Common shares issuable upon conversion of the 2018 Notes	—	148,741	—	148,741
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939	368,939	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	9,262,535	9,572,684	9,826,380	7,772,454

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We are cooperating with this inquiry. Given that the investigation is still ongoing and that we have not yet been made aware of the substance of any civil claims, we cannot predict the outcome of the investigation, the timing of the ultimate resolution of this matter, or reasonably estimate the possible range of loss, if any, that may result from this matter.  Accordingly, no reserve has been made with respect to this matter as of September 30, 2019.

17.    Subsequent event

In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Per the agreement, closing of the purchase is subject to certain standard closing conditions including an initial diligence period and a subsequent approval period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 previously filed with the SEC.

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

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize JAKAFI and ICLUSIG;
●	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

●	our ability to establish and maintain effective sales, marketing and distribution capabilities;

●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

●	our ability to maintain regulatory approvals to market our products;

●	our ability to achieve a significant market share in order to achieve or maintain profitability;

●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;

●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;
●	risks relating to our collaborators’ ability to develop and commercialize drug candidates;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans relating to our new European headquarters and large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;

●	our history of operating losses; and
●	the risks set forth under “Risk Factors.”

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

In October 2019, we and Novartis announced that REACH2 met its primary endpoint of superior overall response rate (ORR) at Day 28 with ruxolitinib treatment compared to best available therapy. No new safety signals were observed, and the ruxolitinib safety profile in REACH2 was consistent with that seen in previously reported studies in steroid-refractory acute GVHD. In addition, in October 2019, we also announced that an interim efficacy and safety analysis conducted by an Independent Data Monitoring Committee (IDMC) recommended that REACH3 should continue without modification. The result of REACH3 is expected to be available in 2020.

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

FGFR1/2/3 Inhibition

Pemigatinib is a potent and selective inhibitor of the fibroblast growth factor receptor (FGFR) isoforms 1, 2 and 3 with demonstrated activity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types. We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from these ongoing trials, we are currently initiating additional trials, including FIGHT-207, a Phase II solid tumor-agnostic trial evaluating pemigatinib in patients with driver-activations of FGF/FGFR.

In September 2019, we announced positive updated data from the FIGHT-202 trial evaluating pemigatinib in patients with advanced/metastatic or surgically unresectable cholangiocarcinoma who failed at least one previous treatment. In February 2019, we announced that the FDA granted Breakthrough Therapy designation for pemigatinib in patients with previously treated, advanced/metastatic or unresectable FGFR2 translocated cholangiocarcinoma. FIGHT-

302, a Phase III trial of pemigatinib for the first-line treatment of patients with cholangiocarcinoma and FGFR2 fusions or rearrangements was initiated in June 2019.

Cholangiocarcinoma is a cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 fusions or rearrangements is increasing, and is currently estimated at 2,000-3,000 patients in the U.S., Europe and Japan.

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

Indication and status
Ruxolitinib (JAK1/JAK2)

Steroid-refractory acute GVHD: Phase III (REACH2) met primary endpoint

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

In June 2019, primary endpoint data after 6 months of therapy from the Phase II trial of ruxolitinib cream in patients with vitiligo showed a significant benefit over vehicle control, and a global, pivotal Phase III program was initiated in September 2019. In October 2019, updated data from the Phase II trial showed, after 12 months of therapy, additional improvement in the repigmentation of vitiligo lesions. Vitiligo is a long-term skin condition characterized by patches of the skin losing their pigment. It is estimated that there are 2-3 million patients in the United States with this disorder, and there are no FDA approved treatments.

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is ongoing in patients with hidradenitis suppurativa, an inflammatory skin disease.

A Phase II trial of itacitinib, a JAK1 selective inhibitor, is ongoing in patients with ulcerative colitis.

Phase II trials of parsaclisib, a PI3Kδ inhibitor, in autoimmune hemolytic anemia and Sjögren's syndrome are underway.

Indication and status
Ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III (TRuE-AD) Vitiligo: Phase III (TRuE-V)
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II
Itacitinib (JAK1)	Ulcerative colitis: Phase II

Parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II Sjögren's syndrome: Phase II

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

A Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate to severe AtD is ongoing. In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate to severe AtD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate to severe AtD. These are three of five studies that are expected to be part of the placebo-controlled data program intended to support global registrations.

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

Indication and status
Baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD) Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase III
Capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): NDA expected in Q4 2019 (by Novartis)

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

Zai Lab

In July 2019, we entered into a collaboration and license agreement with a subsidiary of Zai Lab Limited. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We recognized an upfront payment under this agreement of $17.5 million in August 2019 upon our transfer of technology related to the licensed product candidate to Zai Lab, and are eligible to receive an additional $60.0 million in potential development, regulatory and commercial milestones, as well as tiered royalties from the low to mid-twenties. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset.  For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

The FASB also released clarifying guidance in April 2019 within ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” and in May 2019 within ASU No. 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.”  The updates provide guidance on estimating credit losses, including transition relief by allowing for election of the fair value methodology on an instrument-by-instrument basis for eligible financial instruments within the scope of ASC 825-10. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein.  Elections under ASU 2019-05 require a modified retrospective application through a cumulative-effect adjustment in the opening balance of retained earnings upon adoption. We are currently analyzing the impact of the ASUs on our condensed consolidated financial statements.

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

Results of Operations

We recorded net income of $128.3 million and basic net income per share of $0.60 and diluted net income per share of $0.59 for the three months ended September 30, 2019, as compared to net income of $29.2 million and basic and diluted net income per share of $0.14 in the corresponding period in 2018.  We recorded net income of $335.9 million and basic net income per share of $1.57 and diluted net income per share of $1.55 for the nine months ended September 30, 2019, as compared to net income of $40.4 million and basic and diluted net income per share of $0.19 in the corresponding period in 2018.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
JAKAFI revenues, net	$433.4	$347.6	$1,218.5	$1,006.9
ICLUSIG revenues, net	20.6	20.1	65.6	60.8
Total product revenues, net	454.0	367.7	1,284.1	1,067.7
JAKAVI product royalty revenues	58.4	50.9	160.9	139.4
OLUMIANT product royalty revenues	21.6	11.0	56.8	26.2
Total product royalty revenues	80.0	61.9	217.7	165.6
Milestone and contract revenues	17.5	20.0	77.5	120.0
Other revenues	—	0.1	—	0.2
Total revenues	$551.5	$449.7	$1,579.3	$1,353.5

The increase in JAKAFI product revenues for the three months ended September 30, 2019 as compared to the corresponding period in 2018 was comprised of a volume increase of $61.9 million and a price increase of $23.9 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 was comprised of a volume increase of $147.3 million and a price increase of $64.3 million. Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2019	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2019	$5,125	$39,737	$547	$2,270	$47,679
Allowances for current period sales	36,603	189,732	6,808	654	233,797
Allowances for prior period sales	(306)	1,184	—	(164)	714
Credits/payments for current period sales	(31,311)	(153,896)	(6,508)	—	(191,715)
Credits/payments for prior period sales	(4,310)	(22,754)	(170)	(704)	(27,938)
Balance at September 30, 2019	$5,801	$54,003	$677	$2,056	$62,537

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

Our milestone and contract revenues for the nine months ended September 30, 2019, were derived from a $40.0 million upfront payment and a $20.0 million milestone under the Innovent research collaboration and licensing agreement and a $17.5 million upfront payment under the Zai Lab collaboration and license agreement. During the nine months ended September 30, 2018, under the Lilly agreement, we recognized a $20.0 million development milestone for the first patient treated in systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the approval of the 2mg dose of OLUMIANT for the treatment of moderately-to-severely active rheumatoid arthritis in adult patients by the FDA.

Cost of Product Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Product costs	$2.7	$2.4	$8.7	$7.3
Salary and benefits related	0.6	—	1.9	—
Stock compensation	0.1	—	0.5	—
Royalty expense	21.2	17.0	54.7	44.3
Amortization of definite-lived intangible assets	5.4	5.4	16.2	16.2
Total cost of product revenues	$30.0	$24.8	$82.0	$67.8

Cost of product revenues includes all JAKAFI and ICLUSIG related product costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 is due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Salary and benefits related	$64.9	$51.9	$185.6	$159.1
Stock compensation	30.5	26.3	85.5	75.3
Clinical research and outside services	157.5	190.0	488.7	585.1
Occupancy and all other costs	28.4	24.3	81.4	74.2
Total research and development expenses	$281.3	$292.5	$841.2	$893.7

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was primarily due to upfront and milestone expenses related to our collaborative agreements recorded during 2018 and the election to end additional co-funding of the development of baricitinib with Lilly effective as of January 1, 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.0 million and $25.3 million for the three and nine months ended September 30, 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $15.0 million and $47.4 million for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, we recorded no research and development expense under the Lilly agreement for co-funding the development of baricitinib. For the three and nine months ended September 30, 2018, we recorded $18.9 million and $45.6 million, respectively, in research and development expenses under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis and atopic dermatitis. Research and development expenses for the three and nine months ended September 30, 2019 and 2018 were net of $5.3 million, $11.6 million, $2.4 million and $7.0 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Salary and benefits related	$33.2	$26.9	$96.0	$85.0
Stock compensation	12.8	11.7	38.6	35.5
Other contract services and outside costs	56.6	57.9	197.9	205.5
Total selling, general and administrative expenses	$102.6	$96.5	$332.5	$326.0

Salary and benefits related expense increased from the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2019 due to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis and uncontrolled polycythemia vera. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty and certain potential milestone obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2019 was $3.3 million and $16.6 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2018 was $4.7 million and $18.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and nine months ended September 30, 2019 and 2018 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and nine months ended September 30, 2019 was $12.0 million and $36.3 million, respectively. Other income (expense), net for the three and nine months ended September 30, 2018 was $10.2 million and $20.5 million, respectively. The increase in other income (expense), net primarily relates to interest income.

Interest expense.  Interest expense for the three and nine months ended September 30, 2019 was $0.6 million and $1.2 million, respectively.  Interest expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.2 million, respectively. Included in interest expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.6 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes. Included in interest expense for the three and nine months ended September 30, 2018 was $0.3 million and $0.9 million, respectively, of non-cash charges to amortize the discounts on the 2018 and 2020 convertible senior notes.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Agenus	$(7.5)	$(2.3)	$3.5	$(19.9)
Calithera	(1.4)	0.4	(1.6)	(5.3)
Merus	10.1	(9.6)	12.2	1.1
Syros	1.1	1.6	4.6	2.2
Total unrealized gain (loss) on long term investments	$2.3	$(9.9)	$18.7	$(21.9)

Provision for income taxes.

For the three and nine months ended September 30, 2019, we recorded income tax expense of approximately $19.7 million and $24.9 million, respectively.  For the three and nine months ended September 30, 2018, we recorded income tax expense of approximately $1.8 million and $4.2 million, respectively. The increased tax expense for the three and nine months ended September 30, 2019 is primarily the result of estimating U.S. tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards. This is partially offset by higher discrete tax benefits associated with stock-based compensation.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.5 billion as of September 30, 2019. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2019, we had available cash, cash equivalents and marketable securities of $2.0 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, corporate debt securities and U.S. government securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities was $579.0 million and $252.4 million, respectively, for the nine months ended September 30, 2019 and 2018.  The $326.6 million increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $57.4 million for the nine months ended September 30, 2019, which represented purchases of marketable securities of $222.2 million and capital expenditures of $48.7 million, offset in part by the sale and maturity of marketable securities of $213.5 million.  Net cash used in investing activities was $50.3 million for the nine months ended September 30, 2018, which represented purchases of marketable securities of $104.2 million, capital expenditures of $48.2 million and purchases of long term equity investments of $8.9 million, offset in part by the sale and maturity of marketable securities of $111.0 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $16.4 million and $10.6 million, respectively, for the nine months ended September 30, 2019 and 2018, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of September 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$19.1	$—	$19.1	$—	$—
Interest on convertible senior debt	0.3	0.2	0.1	—	—
Finance lease liabilities	44.0	0.8	4.6	5.4	33.2
Operating lease liabilities	25.1	11.3	10.3	2.5	1.0
Other non-cancelable obligations	2.3	1.0	1.0	0.3	—
Total contractual obligations	$90.8	$13.3	$35.1	$8.2	$34.2

We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products, which are not reflected in the table above.

In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Per the agreement, closing of the purchase is subject to certain standard closing conditions including an initial diligence period and a subsequent approval period.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; our receipt of any milestone or other payments under any collaborative agreements we may enter into, including the agreements with Novartis, Lilly, Innovent and Zai Lab; and expenditures in connection with strategic relationships and license agreements, including our agreements with Agenus, ARIAD/Takeda, Calithera, Lilly, MacroGenics, Merus and Syros, strategic equity investments or potential acquisitions. To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements for future acquisitions or other strategic purposes, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or additional convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of corporate debt securities and U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2019, marketable securities were $284.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2019, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2019, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our products and drug candidates. Our ability to generate revenues will be diminished if we are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third-party payors of health care costs, which could be affected by current and potential healthcare reform legislation and diminished revenues could adversely affect our ability to conduct our research and development operations.

Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for our approved products and the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations in the U.S. and abroad.

In recent years, through legislative and regulatory actions, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in several recent federal and state proposals to regulate prices of pharmaceutical products and other health care reforms, any of which could limit the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been several federal congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, reform government program reimbursement methodologies for prescription drugs, allow importation of drugs into the U.S. from other countries and limit allowable prices for drugs to a function of an average international reference price which may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including by our revenue potentially being materially adversely affected and our research and development efforts potentially being materially curtailed or, in some cases, ceasing. There may be future changes that result in reductions in current coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to Innovent and to Zai Lab certain Asian rights to some of our clinical stage compounds.  Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent and Zai Lab collaborations, we have entered into clinical study relationships with respect to several of our programs, including epacadostat, and are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business and our revenues.

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

Due to historical net losses, we had an accumulated deficit of $1.5 billion as of September 30, 2019. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived substantially all of our revenues for the nine months ended September 30, 2019 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue. In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results.

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

Item 5. Other Information

Effective October 25, 2019, we amended and restated our employment agreement with Hervé Hoppenot, our President and Chief Executive Officer, to provide that, should Mr. Hoppenot remain employed by us through his retirement on a date after December 31, 2024 (as such date may be extended by mutual agreement), all outstanding unvested equity awards that are granted by us to Mr. Hoppenot after July 15, 2019 and before December 31, 2024 (or such later date after December 31, 2024 as may be mutually agreed upon) would continue to vest as if he continued to be employed by us following the date of his retirement.  In addition, any outstanding stock option awards that are granted to Mr. Hoppenot after July 15, 2019 and before December 31, 2024 (or such later date after December 31, 2024 as may be mutually agreed upon) that either were vested at the date of his retirement or become vested due to the post-retirement continued vesting provisions will be exercisable during the remainder of their original term.  The effectiveness of these provisions will be subject to Mr. Hoppenot’s continued compliance with the non-solicitation/non-hiring and non-disparagement covenants set forth in the agreement, including during any period of post-retirement continued vesting provided by the amendments to the agreement.

The foregoing description is qualified in its entirety by reference to the full text of the amended and restated agreement, a copy of which is filed as Exhibit 10.3 to this report and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1†*	Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

10.1.1†*	Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

10.2†*	License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.2.1†*	Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.2.2†*

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company.

10.3#*	Amended and Restated Employment Agreement between the Company and Hervé Hoppenot dated as of October 25, 2019.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and confidential treatment has been requested with respect to those portions.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: October 29, 2019	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2019	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)