Form 10-Q
period 2020-03-31
INCYTE CORP
filed 2020-05-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 217,373,454 as of April 28, 2020.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$1,043,241	$1,832,684
Marketable securities—available-for-sale (amortized cost $258,622; allowance for credit losses $0)	259,351	284,870
Accounts receivable	351,522	308,809
Inventory	13,977	11,400
Prepaid expenses and other current assets	48,078	43,725
Total current assets	1,716,169	2,481,488

Restricted cash and investments	2,548	1,023
Long term investments	180,993	133,657
Inventory	8,240	5,105
Property and equipment, net	410,034	377,567
Finance lease right-of-use assets, net	28,622	29,058
Other intangible assets, net	188,444	193,828
Goodwill	155,593	155,593
Other assets, net	61,779	49,431
Total assets	$2,752,422	$3,426,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,937	$83,647
Accrued compensation	57,779	90,706
Interest payable	89	29
Accrued and other current liabilities	330,034	285,950
Finance lease liabilities	910	664
Convertible senior notes	18,524	18,300
Acquisition-related contingent consideration	35,139	34,044
Total current liabilities	503,412	513,340

Acquisition-related contingent consideration	239,861	242,956
Finance lease liabilities	31,959	31,918
Other liabilities	39,469	40,130
Total liabilities	814,701	828,344

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 216,952,325 and 216,177,830 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	217	216
Additional paid-in capital	4,102,011	4,044,490
Accumulated other comprehensive loss	(13,107)	(15,542)
Accumulated deficit	(2,151,400)	(1,430,758)
Total stockholders’ equity	1,937,721	2,598,406
Total liabilities and stockholders’ equity	$2,752,422	$3,426,750

*   The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenues, net	$486,727	$396,249
Product royalty revenues	81,780	61,608
Milestone and contract revenues	—	40,000

Total revenues	568,507	497,857

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	27,319	22,588
Research and development	1,085,287	270,545
Selling, general and administrative	111,148	123,983
Change in fair value of acquisition-related contingent consideration	6,627	6,671
Collaboration loss sharing	2,130	—

Total costs and expenses	1,232,511	423,787

Income (loss) from operations	(664,004)	74,070
Other income (expense), net	8,662	9,373
Interest expense	(602)	(335)
Unrealized gain (loss) on long term investments	(48,132)	20,989

Income (loss) before provision for income taxes	(704,076)	104,097

Provision for income taxes	16,566	1,785

Net income (loss)	$(720,642)	$102,312

Net income (loss) per share:
Basic	$(3.33)	$0.48
Diluted	$(3.33)	$0.47

Shares used in computing net income (loss) per share:
Basic	216,721	214,065
Diluted	216,721	217,061

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(720,642)	$102,312

Other comprehensive income:
Foreign currency translation	1,560	126
Unrealized gain on marketable securities, net of tax	654	681
Defined benefit pension obligations, net of tax	221	111
Other comprehensive income	2,435	918

Comprehensive income (loss)	$(718,207)	$103,230

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Three Months Ended March 31, 2019
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2019	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 1,044,745 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	15,480	—	—	15,481
Issuance of 1,200 shares of Common Stock for services rendered	—	104	—	—	104
Stock compensation	—	40,690	—	—	40,690
Adoption of ASU No. 2016-02	—	—	—	95	95
Other comprehensive income	—	—	918	—	918
Net income	—	—	—	102,312	102,312
Balances at March 31, 2019	$214	$3,869,952	$(9,247)	$(1,775,352)	$2,085,567

	For the Three Months Ended March 31, 2020
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2020	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 772,538 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	14,618	—	—	14,619
Issuance of 1,957 shares of Common Stock for services rendered	—	145	—	—	145
Stock compensation	—	42,758	—	—	42,758
Other comprehensive income	—	—	2,435	—	2,435
Net loss	—	—	—	(720,642)	(720,642)
Balances at March 31, 2020	$217	$4,102,011	$(13,107)	$(2,151,400)	$1,937,721

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(720,642)	$102,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,098	13,891
Stock-based compensation	42,513	40,592
Other, net	145	104
Unrealized loss (gain) on long term investments	48,132	(20,989)
Change in fair value of acquisition-related contingent consideration	6,627	6,671
Changes in operating assets and liabilities:
Accounts receivable	(42,713)	63,517
Prepaid expenses and other assets	(16,701)	5,559
Inventory	(5,712)	(600)
Accounts payable	(22,710)	(33,464)
Accrued and other liabilities	14,546	(21,930)
Net cash (used in) provided by operating activities	(683,417)	155,663
Cash flows from investing activities:
Purchase of long term investments	(95,468)	—
Capital expenditures	(39,265)	(18,267)
Purchases of marketable securities	(147,403)	(34,574)
Sale and maturities of marketable securities	173,576	28,278
Net cash used in investing activities	(108,560)	(24,563)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	14,619	15,481
Payment of finance lease liabilities	(187)	(195)
Payment of contingent consideration	(11,933)	(10,799)
Net cash provided by financing activities	2,499	4,487
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	1,560	126
Net (decrease) increase in cash, cash equivalents, restricted cash and investments	(787,918)	135,713
Cash, cash equivalents, restricted cash and investments at beginning of period	1,833,707	1,164,986
Cash, cash equivalents, restricted cash and investments at end of period	$1,045,789	$1,300,699
Supplemental Schedule of Cash Flow Information
Income taxes paid	$855	$448
Unpaid purchases of property and equipment	$13,582	$8,414
Leased assets obtained in exchange for new operating lease liabilities	$1,984	$932
Leased assets obtained in exchange for new finance lease liabilities	$—	$645

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1.     Organization and business

Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), and ICLUSIG® (ponatinib). Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2019 has been derived from our audited consolidated financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Current Expected Credit Losses.  Effective January 1, 2020, financial assets measured at amortized cost are assessed for future expected credit losses under guidance within ASC 326, Financial Instruments – Credit Losses, to determine if application of an expected credit losses reserve is necessary. On a quarterly basis, receivables that resulted from revenue transactions within the scope of ASC 606 and recognized on an amortized cost basis are reviewed on a customer-level basis to analyze expectations of future collections based upon past history of collections, payment, aging of receivables and viability of the customer to continue payment, as well as estimates of future economic conditions. Receivables generally consist of two types: receivables from collaborative agreements, including milestones, reimbursements for agreed-upon activities and sales royalties; and receivables from customer product sales. Collaborative agreement receivables are closely monitored relationships with select, reputable industry peers. Collection of receivables is assessed within each collaborative partnership on a quarterly basis, including evaluation of each entity’s credit quality, financial health and past history of payment. Customer product sales receivables are independently evaluated on a monthly basis, on which unusual items or aged receivables are closely monitored for signs of credit deterioration, or indications of payment refusal. Customer product sales are with specialty pharmaceutical distributors, wholesalers, and certain public and private institutions, some of which whose financial obligations are funded by various government agencies. These receivables are assessed for signs of credit deterioration and in the Company’s sales history and future expectations of economic conditions, there are minimal instances of bad debts or uncollected receivables.

Cash and Cash Equivalents.  Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Marketable Securities—Available-for-Sale.  Our marketable securities consist of investments in U.S. government debt securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. We classify marketable securities that are available for use in current operations as current assets on the condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income (expense), net on the condensed consolidated statements of operations.  The cost of securities sold is based on the specific identification method.

Accounts Receivable.  As of March 31, 2020 and December 31, 2019, we had a de minimis allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2020, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Lease Accounting.  Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in accrued and other current liabilities and noncurrent operating lease liabilities are reflected in other liabilities on the condensed consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. Operating lease right-of-use assets are recorded in property and equipment, net on the condensed consolidated balance sheet and lease cost is recognized on a straight-line basis. For finance leases, expense is recognized as separate amortization and interest expense, with higher interest expense in the earlier periods of a lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of March 31, 2020.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic.  The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act.  During the three months ended March 31, 2020, we have not sought any financial relief under the CARES Act and have determined the income tax provision implications to be immaterial. We have further described the expected impact and risks of COVID-19 on our business in the overview to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We sell JAKAFI to our customers in the U.S., which include specialty pharmacies and wholesalers. We sell ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

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

Medicare Part D Coverage Gap:  Medicare Part D prescription drug benefit mandates manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.  Additionally, beginning in January 2020, the amount of spending required by eligible patients in the Medicare Part D insurance coverage gap increased 30% due to the expiration of a provision in the Patient Protection and Affordable Care Act, which now results in a change in the True Out of Pocket (TrOOP) calculation methodology. The methodological change has resulted in an increase in required spending by patients and, in turn, an increase in manufacturers’ contributions on behalf of patients in the Medicare Part D insurance coverage gap.

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

Some contracts form collaborative arrangements of various types with third-parties. We assess whether the nature of the arrangement is within the scope of ASC 808, Collaborative Arrangements, in conjunction with the revenue recognition guidance in ASC 606 to determine the nature of the performance obligations and associated transaction prices. A collaborative relationship may exist when we participate in an activity or process with another party, such as performance of research and development services or the exchange of intellectual property for use in clinical trials, when both parties share in the risks and rewards that result from the activity and participate and govern contract activities through a joint steering committee.

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

Research and Development Costs.  Our policy is to expense research and development costs as incurred, including amounts funded by research and development collaborations. Research and development expenses are comprised of costs we incur in performing research and development activities, including salary and benefits; stock-based compensation expense; outsourced services and other direct expenses, including clinical trial and pharmaceutical development costs; collaboration payments; expenses associated with drug supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense. If a collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as research and development expense in the period when our collaborator incurs development expenses, our portion of the co-development expenses that we are obligated to reimburse.

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

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration consists of our future royalty obligations on future net sales of ICLUSIG to Takeda Pharmaceutical Company Limited, which acquired ARIAD (“Takeda”). Acquisition-related contingent consideration was recorded on the acquisition date of June 1, 2016 at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations.

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three months ended March 31, 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of tafasitamab under our agreement with MorphoSys.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for financial assets measured at amortized cost and available for sale debt securities. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset.  For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

Upon adoption, we assessed each financial asset measured at amortized cost and each available for sale debt security held for the impact of the guidance as of January 1, 2020 and noted an insignificant impact due to the minimal credit risk associated with our financial assets subject to ASC 326. As such, it was concluded that a reserve for credit losses was de minimis on the adoption date. Financial assets will continue to be assessed on a quarterly basis in future periods.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates the required disclosure of the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also eliminates the required disclosure of the entity’s valuation process for Level 3 fair value measurements, however public entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 and enhanced our disclosures in Note 4 to the condensed consolidated financial statements to comply with the standard.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020 and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe. We are currently analyzing the impact of ASU No. 2018-14 on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019 and may be applied on either a retrospective or prospective basis. We adopted this guidance for the period beginning January 1, 2020 on a prospective basis. New contracts for development of internal-use software were assessed and no qualifying contracts were identified during the period. We will continue to assess contracts and will disclose material, qualifying contracts if identified in future periods.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 on a retrospective to the date of our initial application of ASC 606, and noted that in assessment of our collaborative agreements, there was no material financial statement impact. Our collaborative arrangements and their associated accounting conclusions are described in detail within Note 9 to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. We are currently analyzing the impact of ASU No. 2019-12 and do not anticipate the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606 and ASC 808. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
JAKAFI revenues, net	$459,479	$375,611
ICLUSIG revenues, net	27,248	20,638
Total product revenues, net	486,727	396,249
JAKAVI product royalty revenues	56,333	45,571
OLUMIANT product royalty revenues	25,447	16,037
Total product royalty revenues	81,780	61,608
Milestone and contract revenues	—	40,000
Total revenues	$568,507	$497,857

For further information on our revenue-generating contracts, refer to Note 9 to the condensed consolidated financial statements.

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

Recurring Fair Value Measurements

Our marketable securities consist of investments in U.S. government debt securities that are classified as available-for-sale.

At March 31, 2020 and December 31, 2019, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2020.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Cash and cash equivalents	$1,043,241	$—	$—	$1,043,241
Debt securities (government)	—	259,351	—	259,351
Long term investments (Note 9)	180,993	—	—	180,993
Total assets	$1,224,234	$259,351	$—	$1,483,585

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Cash and cash equivalents	$1,832,684	$—	$—	$1,832,684
Debt securities (government)	—	284,870	—	284,870
Long term investments (Note 9)	133,657	—	—	133,657
Total assets	$1,966,341	$284,870	$—	$2,251,211

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Acquisition-related contingent consideration	$—	$—	$275,000	$275,000
Total liabilities	$—	$—	$275,000	$275,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Acquisition-related contingent consideration	$—	$—	$277,000	$277,000
Total liabilities	$—	$—	$277,000	$277,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2020
Balance at January 1,	$277,000
Contingent consideration earned during the period but not yet paid	(8,627)
Change in fair value of contingent consideration	6,627
Balance at March 31,	$275,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2020 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three months ended March 31, 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2020 and December 31, 2019, contingent consideration earned but not yet paid was $8.6 million and $23.0 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2020
Debt securities (government)	$258,622	$729	$—	$259,351

December 31, 2019
Debt securities (government)	$284,795	$75	$—	$284,870

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of March 31, 2020 and December 31, 2019, the available-for-sale debt securities were held in US-government backed funds and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 24% and 30% of the accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively.  For further information relating these collaboration and license agreements, refer to Note 9 to the condensed consolidated financial statements.

In November 2011, we began commercialization and distribution of JAKAFI to a number of customers. Our product revenues are concentrated in a number of these customers that are specialty pharmacies and wholesalers. The concentration of credit risk related to our JAKAFI product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2020	2019
Customer A	19%	18%
Customer B	13%	15%
Customer C	18%	16%
Customer D	11%	12%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 40% and 39% of the accounts receivable balance as of March 31, 2020 and December 31, 2019, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of March 31, 2020 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$1,275	$1,275
Work-in-process	11,228	8,634
Finished goods	9,714	6,596
	22,217	16,505
Inventories-current	13,977	11,400
Inventories-noncurrent	$8,240	$5,105

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2020, $14.0 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2020, $8.2 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months.  We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Office equipment	$15,285	$15,303
Laboratory equipment	72,352	70,510
Computer equipment	60,077	59,069
Land	10,227	10,203
Building and leasehold improvements	208,276	208,293
Operating lease right-of-use assets	18,641	19,672
Construction in progress	153,508	116,387
	538,366	499,437
Less accumulated depreciation and amortization	(128,332)	(121,870)
Property and equipment, net	$410,034	$377,567

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building will serve as our new European headquarters and will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018 and construction activity began immediately thereafter. In June 2019, we obtained control of the Morges building to begin our construction activity. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of March 31, 2020, we have capitalized approximately $18.2 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.

Construction activity commenced in July 2018 and as of March 31, 2020, we have capitalized approximately $102.8 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility will be completed in the second half of 2020.

We are the lessee of several contracts, including those to secure fleet vehicles, buildings and equipment. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. Some of our building leases include options to renew and the exercise of these options is at our discretion. Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the condensed consolidated balance sheets and are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Current
Operating lease liabilities	$9,021	$9,343
Finance lease liabilities	910	664
Noncurrent
Operating lease liabilities	11,151	11,854
Finance lease liabilities	31,959	31,918
Total lease liabilities	$53,041	$53,779

The cash paid for amounts included in the measurement of our operating lease liabilities as of March 31, 2020 and 2019 was $3.2 million and $2.8 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities as of March 31, 2020 and 2019 was $0.2 million in financing cash flows.

As of March 31, 2020, our finance and operating leases had a weighted average lease term of approximately 15.4 and 3.1 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.6% and 4.4%, respectively.

For the three months ended March 31, 2020, we incurred approximately $3.2 million of expense related to our operating leases, approximately $0.6 million of amortization on our finance lease right-of-use assets and approximately $0.3 million of interest expense on our finance lease liabilities. For the three months ended March 31, 2019, we incurred approximately $3.6 million of expense related to our operating leases, approximately $0.2 million of amortization on our finance lease right-of-use assets and a de minimis amount of interest expense on our finance lease liabilities. Rent expense for the three months ended March 31, 2020 and 2019 was approximately $3.5 million and $3.3 million, respectively. For the three months ended March 31, 2020 and 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at March 31, 2020			Balance at December 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$82,556	$188,444	$271,000	$77,172	$193,828

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$16,152	$21,536	$21,536	$21,536	$21,536	$86,148

Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2020.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of commercialization milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Novartis and decisions made by regulatory agencies. We recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by Novartis.

Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $132.0 million for the achievement of development milestones, $215.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through March 31, 2020. In 2018, we recognized a $60.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million. In 2017, we recognized a $40.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $600.0 million and a $25.0 million development milestone based on the formal initiation by Novartis of a Phase III clinical trial evaluating ruxolitinib in GVHD.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2020 and 2019, such royalties payable to Novartis on net sales within the United States totaled $17.5 million and $13.4 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2020 and December 31, 2019, $56.3 million and $50.2 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. At March 31, 2020 and December 31, 2019, $0.1 million and $0.4 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets. Research and development expenses for the three months ended March 31, 2020 and 2019 were net of $0.3 million and $0.6 million, respectively, of costs reimbursed by Novartis.

Milestone and contract revenue under the Novartis agreement for the three months ended March 31, 2020 and 2019 was $0.0 million for each period. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2020 and 2019 was $56.3 million and $45.6 million, respectively.  At March 31, 2020 and December 31, 2019, $56.3 million and $65.0 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of commercialization milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through March 31, 2020. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Lilly and decisions made by regulatory agencies. We recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by Lilly.

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

Milestone and contract revenue under the Lilly agreement for the three months ended March 31, 2020 and 2019 was $0.0 million for each period. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three months ended March 31, 2020 and 2019 was $25.4 million and $16.0 million, respectively.  At March 31, 2020 and December 31, 2019, $25.4 million and $23.6 million, respectively, of product royalties were included in accounts receivable on the condensed consolidated balance sheets.

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

In 2017 under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which was recorded in research and development expense. Agenus was initially eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In 2018, we paid Agenus a $5.0 million development milestone for the LAG-3 program and a $5.0 million development milestone for the TIM-3 program, which were recorded in research and development expense.

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

We have concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2020, we owned approximately 11% of the outstanding shares of Agenus Inc. common stock. We concluded that we have the ability to exercise significant influence, but not control, over Agenus Inc. based primarily on our ownership interest, the fact that we have been the largest Agenus stockholder since the date of our initial stock purchase, the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Agenus Inc. whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2020 and 2019, we recorded an unrealized loss of $28.8 million and an unrealized gain of $10.5 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at March 31, 2020 and December 31, 2019 was $43.5 million and $72.3 million, respectively.

For the twelve months ended December 31, 2019, Agenus reported within its Form 10-K total revenues of approximately $150.0 million and net loss of approximately $111.6 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2020 and 2019 also included $0.1 million and $10.2 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At March 31, 2020 and December 31, 2019, a total of $1.4 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share. The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. The fair market value of our total long term investment in Merus at March 31, 2020 and December 31, 2019 was $38.7 million and $45.1 million, respectively.

We have concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2020, we owned approximately 11% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2020 and 2019 we recorded an unrealized loss of $6.3 million and an unrealized gain of $2.5 million, respectively, based on the change in fair value of Merus’ common shares during these periods.

For the twelve months ended December 31, 2019, Merus reported within its Form 10-K total revenues of approximately $31.1 million and net loss of approximately $55.2 million within their consolidated financial statements.

Research and development expenses for the three months ended March 31, 2020 and 2019 included $2.3 million and $2.6 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At March 31, 2020 and December 31, 2019, a total of $2.2 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates. In 2017, we paid Calithera a $12.0 million milestone for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at March 31, 2020 and December 31, 2019 was $7.6 million and $9.8 million, respectively.

We have concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2020, we owned approximately 3% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019 we recorded an unrealized loss of $2.2 million and an unrealized gain of $4.7 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three months ended March 31, 2020 and 2019 also included $2.5 million and $4.6 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At March 31, 2020 and December 31, 2019, a total of $1.3 million and $1.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. (“MacroGenics”). Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In 2017, we paid MacroGenics an upfront payment of $150.0 million, which was recorded in research and development expense. MacroGenics was initially eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $30.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In 2018, we paid MacroGenics a $10.0 million and a $5.0 million milestone for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense.

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

Research and development expenses for the three months ended March 31, 2020 and 2019 also included $16.4 million and $9.4 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At March 31, 2020 and December 31, 2019, a total of $1.6 million and $1.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential sales milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of March 31, 2020 and December 31, 2019 was $5.6 million and $6.5 million, respectively.

We have concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2020, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, we recorded an unrealized loss of $0.9 million and an unrealized gain of $3.3 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong,

Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the functional intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations. The upfront milestone was recognized as revenue at a point in time upon our transfer of the licenses to Innovent for the right to use the functional intellectual property. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China, which was recorded in milestone and contract revenues.  In addition, we are eligible to receive up to an additional $129.0 million in potential development and regulatory milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Innovent and decisions made by regulatory agencies.

In the event of commercialization of the licensed molecule, we are eligible to receive up to $202.5 million in potential sales milestones from Innovent. We will recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by Innovent. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories.

At March 31, 2020 and December 31, 2019, $3.8 million and $3.0 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with Zai Lab. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In August 2019, we recognized an upfront payment under this agreement of $17.5 million upon our transfer of the functional intellectual property related to the licensed product candidate to Zai Lab, which was recorded in milestone and contract revenues. The upfront milestone was recognized as revenue at a point in time upon our transfer of the license to Zai Lab for the right to use the functional intellectual property.

The agreement allows for Zai Lab to continue development of the licensed molecule and to submit the licensed molecule to authorities for regulatory approval within the agreement territory, upon which we are eligible for up to $22.5 million in potential development and regulatory milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Zai Lab and decisions made by regulatory agencies.

In the event of commercialization of the licensed molecule, we are eligible to receive up to $37.5 million in potential sales milestones from Zai Lab. We will recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by Zai Lab. We are also eligible to receive tiered royalties from the low to mid-twenties on future product sales resulting from the collaboration. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

Research and development expenses for the three months ended March 31, 2020 were net of $0.2 million of costs reimbursed by Zai Lab. At March 31, 2020, $0.2 million of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet.

MorphoSys

In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19 that is currently in clinical development by MorphoSys. MorphoSys has exclusive worldwide development and commercialization rights to tafasitamab under a June 2010 collaboration and license agreement with Xencor, Inc. In December 2019, MorphoSys submitted a Biologics License Application to the FDA for tafasitamab for the treatment of relapsed or refractory diffuse large B cell lymphoma.  The agreement became effective in March 2020 after clearance by the German and Austrian antitrust authorities and expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

Under the terms of the agreement, we received exclusive commercialization rights outside of the United States, and MorphoSys and we have co-commercialization rights in the United States, with respect to tafasitamab.  MorphoSys is responsible for leading the commercialization strategy and booking all revenue from sales of tafasitamab in the United States, and we and MorphoSys are both responsible for commercialization efforts in the United States and will share equally the profits and losses from the co-commercialization efforts. We will lead the commercialization strategy outside of the United States, and will be responsible for commercialization efforts and book all revenue from sales of tafasitamab outside of the United States, subject to our royalty payment obligations set forth below. We and MorphoSys have agreed to co-develop tafasitamab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and MorphoSys responsible for 45% of such costs.  Each company is responsible for funding any independent development activities, and we are responsible for funding development activities specific to territories outside of the United States. All development costs related to the collaboration are subject to a joint development plan.

In March 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million which was recorded in research and development expense on the condensed consolidated statement of operations for the three months ended March 31, 2020. MorphoSys is eligible to receive up to $740.0 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States.  MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense.  The fair market value of our long term investment in MorphoSys as of March 31, 2020 was $85.6 million.

We have concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2020, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020, we recorded an unrealized loss of $9.9 million based on the change in fair market value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab was $2.1 million for the three months ended March 31, 2020 and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three months ended March 31, 2020, includes $11.6 million related to our 55% share of the co-development costs for tafasitamab.  At March 31, 2020, $13.1 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to MorphoSys under the agreement.

10.     Stock compensation

We recorded $42.5 million and $40.6 million, respectively, of stock compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 included research and development expense of $28.7 million and $27.4 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 also included selling, general and administrative expense of $13.6 million and $13.0 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 also included cost of product revenues of $0.2 million for each period. For the three months ended March 31, 2020 and 2019, we capitalized $0.2 million and $0.1 million of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31,
	2020	2019	2020	2019
Average risk-free interest rates	1.56%	2.51%	0.23%	2.27%
Average expected life (in years)	4.65	5.33	0.25	0.25
Volatility	40%	45%	52%	34%
Weighted-average fair value (in dollars)	28.43	31.50	16.00	13.31

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2019	12,632,657	$81.42
Options granted	914,834	$80.12
Options exercised	(688,202)	$26.83
Options cancelled	(180,342)	$91.57
Balance at March 31, 2020	12,678,947	$84.14

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2019	2,602,376	$79.69
RSUs granted	379,496	$80.32
RSUs released	(64,426)	$87.36
RSUs cancelled	(39,795)	$80.31
PSUs cancelled	(12,250)	$65.76
Balance at March 31, 2020	2,865,401	$79.65

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under one of the existing long term incentive plans with performance based milestones and cliff vesting. For one of the existing long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019 and will continue to vest through June 2022.  For an existing long term incentive plan, under which 150,000 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 100% if all performance conditions were achieved or 0% if no performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 100% based on the performance conditions being achieved as of December 31, 2019 and will cliff vest in June 2021.

Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended March 31, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at March 31, 2020, no stock compensation expense was recognized.

In July 2018, we granted 77,243 PSUs to executives with performance milestones and graded vesting over four years.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 150% based on the level at which the performance condition is achieved. Compensation expense for the performance-based awards is recorded over the estimated service period when the performance condition is deemed probable of achievement. The actual number of shares of our common stock into which each PSU converted was at a multiplier of 83% based on the performance condition being achieved as of December 31, 2018.  These PSUs will continue to vest through July 2022.

In July 2019, we granted 86,975 PSUs to executives with a performance milestone and graded vesting over four years.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 125% based on the level at which the performance condition is achieved. Compensation expense for the performance-based awards is recorded over the estimated service period when the performance condition is deemed probable of achievement. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 101.8% based on the performance condition being achieved as of December 31, 2019.  These PSUs will continue to vest through July 2023.

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2019	9,882,122
Options, RSUs and PSUs granted	(1,673,826)
Options, RSUs and PSUs cancelled	247,429
Balance at March 31, 2020	8,455,725

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2020, was $95.8 million, which is expected to be recognized over the weighted average period of approximately 1.4 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2020, was $93.3 million, which is expected to be recognized over the weighted average period of approximately 1.8 years.  Total compensation cost of PSUs granted but not yet vested, as of March 31, 2020, was $29.5 million, which is expected to be recognized over the weighted average period of 1.8 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Royalties	$73,045	$73,221
Clinical related costs	77,913	88,710
Sales allowances	96,062	59,924
Construction in progress	13,582	12,732
Operating lease liabilities	9,021	9,343
Other current liabilities	60,411	42,020
Total accrued and other current liabilities	$330,034	$285,950

12.     Debt

The components of the convertible senior notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		March 31,	December 31,
Debt	March 31, 2020	Maturities	2020	2019
1.25% Convertible Senior Notes due 2020	1.25%	2020	$18,524	$18,300

The carrying amount and fair value of our convertible senior notes are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$18,524	$27,656	$18,300	$32,511

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

On April 1, 2020, the 2020 Notes became convertible through at least June 30, 2020, based on meeting the conversion criteria related to the sale price of our common stock during the calendar quarter ended March 31, 2020 as described in (i) above. The 2020 Notes are reflected in current liabilities on the condensed consolidated balance sheet as of March 31, 2020 due to their maturity date of November 15, 2020, unless earlier purchased or converted.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2020 and 2019 was $3.3 million and $2.9 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service cost	$1,457	$1,263
Interest cost	46	84
Expected return on plan assets	(30)	(60)
Amortization of prior service cost	54	45
Amortization of actuarial losses	167	66
Net periodic benefit cost	$1,694	$1,398

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $4.0 million to the pension plans in 2020 inclusive of the amounts contributed to the plan during the current period. As of March 31, 2020 and December 31, 2019, $24.6 million and $24.1 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

For the three months ended March 31, 2020 and 2019, we recorded income tax expense of approximately $16.6 million and $1.8 million, respectively. The change in tax expense for the three months ended March 31, 2020 was primarily driven by increased federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards. The increase was also driven by reduced tax benefits for stock-based compensation in the current period.

As of March 31, 2020, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of March 31, 2020. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $0.1 million during the three months ended March 31, 2020. The overall net increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits offset by audit settlements in Wisconsin and Italy. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a $0.2 million decrease to noncurrent other liabilities on the condensed consolidated balance sheet.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Basic Net Income (Loss) Per Share
Basic net income (loss) per share	$(720,642)	$102,312
Weighted average common shares outstanding	216,721	214,065

Basic net income (loss) per share	$(3.33)	$0.48

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(720,642)	$102,312
Weighted average common shares outstanding	216,721	214,065

Dilutive stock options and awards	—	2,996

Weighted average shares used to compute diluted net income (loss) per share	216,721	217,061

Diluted net income (loss) per share	$(3.33)	$0.47

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended
	March 31,
	2020	2019
Outstanding stock options and awards	15,544,348	9,318,013
Common shares issuable upon conversion of the 2020 Notes	368,939	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	15,913,287	9,686,952

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We have cooperated with this inquiry.  In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above.  We then became aware that the DOJ had not intervened in the qui tam action, and, to our knowledge, the DOJ has not intervened to date.  We filed an answer to the Complaint on January 22, 2020, and the action is proceeding.  We cannot predict the outcome or the timing of the ultimate resolution of the investigation or qui tam action, or reasonably estimate the possible range of loss, if any, that may result from these matters.  Accordingly, no reserve has been made with respect to these matters as of March 31, 2020.

17.    Subsequent event

In April 2020, the FDA approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first and only FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response. We have retained all rights to PEMAZYRE globally, other than those granted to Innovent Biologics, Inc. to develop and commercialize pemigatinib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRETM (pemigatinib) and ICLUSIG® (ponatinib);

●	our plans to further develop our operations outside of the United States;

●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI, PEMAZYRE and ICLUSIG;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

●	expectations with respect to reimbursement for our products;

●	the expected impact of recent accounting pronouncements and changes in tax laws;

●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation;
●	our expectations regarding competition;
●	expectations relating to our new European headquarters, including construction activities, and the anticipated completion date for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize JAKAFI, PEMAZYRE and ICLUSIG;
●	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

●	our ability to establish and maintain effective sales, marketing and distribution capabilities;

●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

●	our ability to maintain regulatory approvals to market our products;

●	our ability to achieve a significant market share in order to achieve or maintain profitability;

●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;

●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;
●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans relating to our new European headquarters and large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;

●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	our history of operating losses;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

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

Incyte and JAKAFI are our registered trademarks and PEMAZYRE is our trademark. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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

COVID-19

Effects of the COVID-19 Pandemic on Our Business

In December 2019, coronavirus disease of 2019, or COVID-19, was first reported in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic (“the COVID-19 Pandemic”) and certain governments, including the State of Delaware where our primary offices and laboratory spaces are located, enacted stay-at-home orders and sweeping restrictions to travel and business activity were initiated by corporations and governments.

We took aggressive, proactive actions early on to protect the health of our employees, and their families, including limiting the number of people permitted to be present in any particular meeting, curtailing most travel, encouraging videoconferencing whenever possible, establishing hand sanitizer stations throughout our locations, and posting signage instructing employees on the importance, and proper method, of handwashing.  In addition, as the COVID-19 Pandemic worsened throughout March 2020, we voluntarily required almost all personnel across our global enterprise to work remotely and we restricted access to our sites to personnel who are required to perform critical business continuity activities.  Since our voluntary shift to remote work, the State of Delaware, neighboring states, as well as many of the other countries in which we operate, have enacted stay-at-home orders or similar measures. In addition, the Trump Administration in the U.S. has recommended extensive social distancing measures be taken throughout the U.S.

While we currently believe we are well-positioned to function in this virtual or remote fashion, the extent of the COVID-19 Pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, additional protective measures implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our suppliers, collaborators, services providers and healthcare organizations serving patients, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 Pandemic on our business. To date, we have not seen any material effect on our commercial operations, or our manufacturing supply chain, and we have increased manufacturing efforts of ruxolitinib to respond to the COVID-19 Pandemic and to pre-clinical and clinical study requests. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs.  For example, while we expect ongoing monitoring of already-enrolled patients to continue, new patient recruitment in certain clinical studies may be impacted. We also expect the conduct of clinical trials may vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Our discovery laboratories have been staffed by essential personnel, and hence certain discovery programs may experience delays. Still, we caution that it remains relatively early in the COVID-19 Pandemic and we may not yet be able to assess its consequences accurately or fully at this time.

If the COVID-19 Pandemic continues to increase in severity or if overall or localized economic activity continues to contract for any appreciable length of time, we could experience a material adverse effect on our business, results of operations, financial condition and cash flows.

We intend to continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, patients, partners, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and future plans or prospects, or on our financial results for the remainder of fiscal 2020.

Clinical Trials to Address COVID-19

In April 2020, we announced the initiation of a Phase III clinical trial (RUXCOVID) to evaluate the efficacy and safety of ruxolitinib plus standard-of-care (SoC), compared to SoC therapy alone, in patients with COVID-19 associated cytokine storm. The SoC therapy is currently evolving and could be subject to change. We will sponsor this collaborative study in the United States and our collaboration partner Novartis International Pharmaceutical Ltd. will sponsor the study outside of the United States.

We are also opening a second Phase III clinical trial in the United States to evaluate the efficacy and safety of ruxolitinib plus SoC, compared to SoC therapy alone, in COVID-19 patients on mechanical ventilation and who have acute respiratory distress syndrome (ARDS), a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. The SoC therapy is currently evolving and could be subject to change.

We have launched an Expanded Access Program in the United States to allow eligible patients with COVID-19 associated cytokine storm to receive ruxolitinib.

In April 2020, our collaboration partner Eli Lilly and Company announced that it has entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, to study baricitinib as an arm in NIAID's Adaptive COVID-19 Treatment Trial. The study will investigate the efficacy and safety of baricitinib as a potential treatment for hospitalized patients diagnosed with COVID-19 in the US, and Lilly is also planning an expansion to include Europe and Asia.

Marketed Indications - JAKAFI (ruxolitinib)

JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of adults with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (GVHD) in adult and pediatric patients 12 years and older. Myelofibrosis and polycythemia vera are both myeloproliferative neoplasms (MPNs), a type of rare blood cancer, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (HSCT). Under our collaboration agreement with Novartis, Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

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

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib which patents, including applicable extensions, expire in late 2027.

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

Marketed Indications - PEMAZYRE (pemigatinib)

In April 2020, we announced that the FDA approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first and only FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response (DOR).

Cholangiocarcinoma is a rare cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 fusions or rearrangements is increasing, and it is currently estimated that there are 2,000-3,000 patients in the U.S., Europe and Japan.

The approval of PEMAZYRE was based on data from FIGHT-202, a multi-center, open-label, single-arm study evaluating PEMAZYRE as a treatment for adults with cholangiocarcinoma. In FIGHT-202, and in patients harboring FGFR2 fusions or rearrangements (Cohort A), PEMAZYRE monotherapy resulted in an overall response rate of 36% (primary endpoint), and median DOR of 9.1 months (secondary endpoint). Warnings and precautions included in the PEMAZYRE prescribing information include potential for eye problems such as dry or inflamed eyes, inflamed cornea, increased tears and a disorder of the retina; high levels of phosphate in the blood; and, for women who are pregnant, a risk of harm to the unborn baby or loss of pregnancy. FIGHT-302, a Phase III trial of pemigatinib for the first-line treatment of patients with cholangiocarcinoma and FGFR2 fusions or rearrangements, is ongoing.

We have retained all rights to PEMAZYRE globally, other than those granted to Innovent Biologics, Inc. to develop and commercialize pemigatinib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan.

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

As part of our development efforts to evaluate JAK inhibition in GVHD, the REACH clinical program is evaluating ruxolitinib in patients with steroid-refractory GVHD and includes REACH2, a Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, a Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by Incyte and Novartis.

In October 2019, we and Novartis announced that REACH2 met its primary endpoint of superior ORR at Day 28 with ruxolitinib treatment compared to best available therapy. No new safety signals were observed, and the ruxolitinib safety profile in REACH2 was consistent with that seen in previously reported studies in steroid-refractory acute GVHD. In April 2020, we and Novartis announced that data from REACH2 were published in The New England Journal of Medicine. The result of REACH3 is expected to be available in the second half of 2020.

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

FGFR Inhibition

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

In April 2020, we announced the FDA approval of pemigatinib as PEMAZYRE for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. Pemigatinib was previously granted Breakthrough Therapy designation by the FDA as a treatment for patients with previously treated, advanced/metastatic or unresectable FGFR2 translocated cholangiocarcinoma and has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement (8p11 MPN) who have relapsed or are refractory to initial chemotherapy. In January 2020, we announced that the Marketing Authorization Application (MAA) for pemigatinib as a treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that is relapsed or refractory after at least one line of systemic therapy had been validated by the European Medicines Agency (EMA).

CD19 antagonism

In January 2020, we and MorphoSys announced a collaboration and license agreement to further develop and commercialize MorphoSys' proprietary anti-CD19 antibody tafasitamab (MOR208) globally. The agreement became effective March 2020. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. We have rights to co-commercialize tafasitamab in the U.S. with MorphoSys, and we have exclusive development and commercialization rights outside of the U.S.

Tafasitamab is being investigated as a therapeutic option in B cell malignancies in a number of ongoing combination trials. An open-label Phase II combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B cell lymphoma (r/r DLBCL), and the ongoing Phase III B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. First-MIND is a Phase Ib safety trial of tafasitamab as a first-line therapy for patients with DLBCL.

In February 2020, the FDA accepted MorphoSys' Biologics License Application (BLA) and granted Priority Review for tafasitamab in combination with lenalidomide for the treatment of r/r DLBCL, setting a Prescription Drug User Fee Act (PDUFA) date of August 30, 2020. In October 2017, based on interim data from L-MIND, the FDA granted Breakthrough Therapy designation for tafasitamab plus lenalidomide for the treatment of r/r DLBCL.

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

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Potentially registration-enabling trials in anal cancer, microsatellite instability-high (MSI-H) endometrial cancer and Merkel cell carcinoma are ongoing.

Preparations are ongoing to initiate the Phase III POD1UM-304 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with non-small cell lung cancer (NSCLC). The planned initiation of the Phase III POD1UM-301 trial of retifanlimab in combination with chemoradiation therapy (CRT) in participants with unresectable, Stage III NSCLC has been withdrawn.

Retifanlimab was recently granted Fast Track designation for the treatment of certain patients with advanced or metastatic MSI-H or DNA mismatch repair (dMMR) endometrial cancer and for the treatment of certain patients with locally advanced or metastatic squamous carcinoma of the anal canal.

Indication and status
ruxolitinib (JAK1/JAK2)

Steroid-refractory chronic GVHD: Phase III (REACH3)[1]

Refractory myelofibrosis: Phase III with parsaclisib (PI3Kδ) in preparation; Phase II with INCB53914 (PIM) ongoing; Phase II with INCB57643 (BET) in preparation

Myelofibrosis: Phase II with INCB00928 (ALK2) in preparation

Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis and polycythemia vera: clinical pharmacology studies
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
pemigatinib (FGFR)	Cholangiocarcinoma: Phase II (FIGHT-202), Phase III (FIGHT-302); MAA under review Bladder cancer: Phase II (FIGHT-201, FIGHT-205) 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207)
tafasitamab (CD19)	r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); BLA under review 1L DLBCL: Phase Ib (First-MIND)
parsaclisib (PI3Kδ)	Follicular lymphoma: Phase II (CITADEL-203) Marginal zone lymphoma: Phase II (CITADEL-204) Mantle cell lymphoma: Phase II (CITADEL-205)
retifanlimab (PD-1)[2]	MSI-high endometrial cancer: Phase II (POD1UM-101) Merkel cell carcinoma: Phase II (POD1UM-201) Anal cancer: Phase II (POD1UM-202) NSCLC: Phase III (POD1UM-304) in preparation

1. Clinical development of ruxolitinib in GVHD conducted in collaboration with Novartis.

2. Retifanlimab licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications. Based on emerging data from the FGFR4 inhibitor program, development of INCB62079 has been discontinued because of insufficient efficacy in the target patient population.

Modality	Candidates
Small molecules	INCB01158 (ARG)[1], INCB81776 (AXL/MER), epacadostat (IDO1), INCB59872 (LSD1), INCB86550 (PD-L1)
Monoclonal antibodies[2]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[3]

1. INCB01158 development in collaboration with Calithera Biosciences, Inc.

2. Discovery collaboration with Agenus Inc.

3. MCLA-145 development in collaboration with Merus N.V.

Clinical Programs outside Oncology

Ruxolitinib cream

Atopic dermatitis. Atopic dermatitis is a skin disorder that causes the skin to become red, scaly, and itchy. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed and treated adolescent and adult patients with mild to moderate atopic dermatitis.

In April 2020, safety and efficacy data from the two Phase III trials in the TRuE-AD program evaluating ruxolitinib cream in mild-to-moderate atopic dermatitis were presented at the Revolutionizing Atopic Dermatitis (RAD) virtual symposium; both trials met their primary endpoints. The 44-week long-term safety and efficacy portion of both the TRuE-AD1 and TRuE-AD2 trials are ongoing.

Vitiligo. Vitiligo is a long-term skin condition characterized by patches of the skin losing their pigment. It is estimated that vitiligo affects 0.5-2% of the US population and, therefore, there are at least 1.5 million patients in the United States with this disorder. There are no FDA approved treatments for repigmentation of vitiligo lesions.

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

Other

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

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III (TRuE-AD1, TRuE-AD2; primary endpoints met) Vitiligo: Phase III (TRuE-V1, TRuE-V2)
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.

Partnered Programs

Baricitinib

We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Lilly, in which Lilly received exclusive worldwide development and commercialization rights to the compound for inflammatory and autoimmune diseases. The Phase III program of baricitinib in patients with rheumatoid arthritis incorporated all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and tumor necrosis factor (TNF) inhibitor inadequate responders); used event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; and evaluated patient-reported outcomes. All four Phase III trials met their respective primary endpoints.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. The Phase III portion of BRAVE-AA1 is ongoing.

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

NSCLC is the most common type of lung cancer, impacting more than 2 million people per year. Approximately 3-4 percent of all patients with NSCLC whose tumors have a mutation that leads to MET exon 14 skipping. Though rare, this mutation is an indicator of especially poor prognosis and poor responses to standard therapies, including immunotherapy. There is currently no approved therapy designed to selectively target this mutation.

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD) Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase III (BRAVE-AA1)
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): NDA by Novartis under Priority Review

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In 2017, we paid MacroGenics an upfront payment of $150.0 million and in 2018, we paid MacroGenics milestones totaling $15.0 million.  MacroGenics will be eligible to receive up to an additional

$405.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets.  We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets.  We paid Syros $2.5 million in cash for access to proprietary technology and $7.5 million in cash for research and development services. We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential sales milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to pemigatinib and our clinical-stage product candidates itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent. In addition, we are eligible to receive $20.0 million in connection with the first related IND filing in China, up to an additional $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential sales milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with a subsidiary of Zai Lab Limited. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We recognized an upfront payment under this agreement of $17.5 million in August 2019 upon our transfer of technology related to the licensed product candidate to Zai Lab, and are eligible to receive an additional $60.0 million in potential development, regulatory and sales milestones, as well as tiered royalties from the low to mid-twenties. We also retain an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

MorphoSys

In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG, covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19 that is currently in clinical development by MorphoSys. MorphoSys has exclusive worldwide development and commercialization rights to tafasitamab under a June 2010 collaboration and license agreement with Xencor, Inc. In December 2019, MorphoSys submitted a Biologics License Application to the FDA for tafasitamab for the treatment of relapsed or refractory diffuse large B cell lymphoma.  The agreement became effective in March 2020 after clearance by the German and Austrian antitrust authorities and expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

Under the terms of the agreement, we received exclusive commercialization rights outside of the United States, and MorphoSys and we have co-commercialization rights in the United States, with respect to tafasitamab.  MorphoSys is responsible for leading the commercialization strategy and booking all revenue from sales of tafasitamab in the United States, and we and MorphoSys are both responsible for commercialization efforts in the United States and will share equally the profits and losses from the co-commercialization efforts. We will lead the commercialization strategy outside of the United States, and will be responsible for commercialization efforts and book all revenue from sales of tafasitamab outside of the United States, subject to our royalty payment obligations set forth below. We and MorphoSys have agreed to co-develop tafasitamab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and MorphoSys responsible for 45% of such costs.  Each company is responsible for funding any independent development activities, and we are responsible for funding development activities specific to territories outside of the United States. All development costs related to the collaboration are subject to a joint development plan.

In March 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million. MorphoSys is eligible to receive up to $740.0 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States.  MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

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

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment. Additionally, beginning in January 2020, the amount of spending required by eligible patients in the Medicare Part D insurance coverage gap increased 30% due to the expiration of a provision in the Patient Protection and Affordable Care Act, which now results in a change in the True Out of Pocket (TrOOP) calculation methodology. The methodological change has resulted in an increase in required spending by patients and, in turn, an increase in manufacturers’ contributions on behalf of patients in the Medicare Part D insurance coverage gap.

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

Milestone and Contract Revenues

At the inception of a contract, the transaction price reflects the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to our collaborator. We review our estimate of the transaction price each period, and make revisions to such estimates as necessary. Milestone and contract revenues from collaborative agreements with multiple performance obligations is determined based upon assessment of each distinct promised good or service’s estimated fair value and recognized based upon the completion of the promised good or service to our collaborator.

Our license agreements often include contractual milestones, which typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. As such, milestones associated with our collaborations involve a substantial degree of uncertainty and risk that they may never be received.  Given the uncertainty associated with achieving these milestones, constraints on the allocated consideration are assessed each reporting period. Revenues are recognized when achievement is probable, which may not be until achieved.

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

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the contingent consideration was determined using an income approach based on estimated ICLUSIG revenues in the European Union and other countries. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for financial assets measured at amortized cost and available for sale debt securities. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset.  For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

Upon adoption, we assessed each financial asset measured at amortized cost and each available for sale debt security held for the impact of the guidance as of January 1, 2020 and noted an insignificant impact due to the minimal credit risk associated with our financial assets subject to ASC 326. As such, it was concluded that a reserve for credit losses was de minimis on the adoption date. Financial assets will continue to be assessed on a quarterly basis in future periods.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates the required disclosure of the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also eliminates the required disclosure of the entity’s valuation process for Level 3 fair value measurements, however public entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 and enhanced our disclosures in Note 4 to the condensed consolidated financial statements to comply with the standard.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020 and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe. We are currently analyzing the impact of ASU No. 2018-14 on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software,” an update to Subtopic ASC 350-40. The guidance directs accounting for service contracts for cloud computing arrangements to follow guidance within ASC 350-40 to determine capitalization of implementation costs. The guidance is effective for fiscal years beginning after December 15, 2019 and may be applied on either a retrospective or prospective basis. We adopted this guidance for the period beginning January 1, 2020 on a prospective basis. New contracts for development of internal-use software were assessed and no qualifying contracts were identified during the period. We will continue to assess contracts and will disclose material, qualifying contracts if identified in future periods.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 on a retrospective to the date of our initial application of ASC 606, and noted that in assessment of our collaborative agreements, there was no material financial statement impact. Our collaborative arrangements and their associated accounting conclusions are described in detail within Note 9 to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. We are currently analyzing the impact of ASU No. 2019-12 and do not anticipate the adoption of this ASU to have a material impact on our condensed consolidated financial statements.

Results of Operations

We recorded net loss of $720.6 million and basic and diluted net loss per share of $3.33 for the three months ended March 31, 2020, as compared to net income of $102.3 million and basic net income per share of $0.48 and diluted net income per share of $0.47 in the corresponding period in 2019.

Revenues.

	For the Three Months Ended,
	March 31,
	2020	2019
	(in millions)
JAKAFI revenues, net	$459.5	$375.6
ICLUSIG revenues, net	27.2	20.6
Total product revenues, net	486.7	396.2
JAKAVI product royalty revenues	56.3	45.6
OLUMIANT product royalty revenues	25.5	16.0
Total product royalty revenues	81.8	61.6
Milestone and contract revenues	—	40.0
Total revenues	$568.5	$497.8

The increase in JAKAFI product revenues for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was comprised of a volume increase of $81.6 million and a price increase of $2.3 million. Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2020	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2020	$6,530	$54,762	$703	$1,660	$63,655
Allowances for current period sales	14,791	97,129	5,241	249	117,410
Allowances for prior period sales	(157)	91	—	(541)	(607)
Credits/payments for current period sales	(7,321)	(41,001)	(3,277)	—	(51,599)
Credits/payments for prior period sales	(5,744)	(21,932)	(252)	(4)	(27,932)
Balance at March 31, 2020	$8,099	$89,049	$2,415	$1,364	$100,927

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

Cost of Product Revenues.

	For the Three Months Ended,
	March 31,
	2020	2019
	(in millions)
Product costs	$3.4	$2.9
Salary and benefits related	0.8	0.7
Stock compensation	0.2	0.2
Royalty expense	17.5	13.4
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$27.3	$22.6

Cost of product revenues includes all JAKAFI and ICLUSIG related product costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses

	For the Three Months Ended,
	March 31,
	2020	2019
	(in millions)
Salary and benefits related	$68.1	$63.0
Stock compensation	28.7	27.4
Clinical research and outside services	963.6	153.8
Occupancy and all other costs	24.9	26.3
Total research and development expenses	$1,085.3	$270.5

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was primarily due to upfront consideration related to our collaborative agreement with MorphoSys recorded during 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $805.5 million and $0.3 million, respectively, for the three months ended March 31, 2020 and 2019. Research and development expenses for the three months ended March 31, 2020 and 2019 were net of $1.7 million and $4.0 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,
	March 31,
	2020	2019
	(in millions)
Salary and benefits related	$36.1	$31.4
Stock compensation	13.6	13.0
Other contract services and outside costs	61.4	79.6
Total selling, general and administrative expenses	$111.1	$124.0

The increase in salary and benefits related expense for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. The decrease in other contract services and outside costs for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was due primarily to the timing of certain expenses. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2020 and 2019 was $6.6 million and $6.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2020 and 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three months ended March 31, 2020, our 50% share of the costs for tafasitamab was $2.1 million as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2020 and 2019 was $8.7 million and $9.4 million, respectively. The decrease in other income (expense), net primarily relates to lower interest income for the three months ended March 31, 2020.

Interest expense.  Interest expense for the three months ended March 31, 2020 and 2019 was $0.6 million and $0.3 million, respectively. Included in interest expense for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively, of non-cash charges to amortize the discounts on our convertible senior notes due November 2020.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,
	March 31,
	2020	2019
	(in millions)
Agenus	$(28.8)	$10.5
Calithera	(2.2)	4.7
Merus	(6.3)	2.5
MorphoSys	(9.9)	—
Syros	(0.9)	3.3
Total unrealized gain (loss) on long term investments	$(48.1)	$21.0

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2020 and 2019 was $16.6 million and $1.8 million, respectively. The increase in provision for income taxes primarily relates to federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.  The increase was also driven by reduced tax benefits for stock-based compensation in the current period.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $2.2 billion as of March 31, 2020. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2020, we had available cash, cash equivalents and marketable securities of $1.3 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities for the three months ended March 31, 2020 was $683.4 million and net cash provided by operating activities for the three months ended March 31, 2019 was $155.7 million.  The $839.1 million decrease in cash provided by operating activities was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $108.6 million for the three months ended March 31, 2020, which represented purchases of marketable securities of $147.4 million, capital expenditures of $39.3 million and purchases of long term equity investments of $95.5 million, offset in part by the sale and maturity of marketable securities of $173.6 million.  Net cash used in investing activities was $24.6 million for the three months ended March 31, 2019, which represented purchases of marketable securities of $34.6 million, capital expenditures of $18.3 million, offset in part by the sale and maturity of marketable securities of $28.3 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $2.5 million and $4.5 million, respectively, for the three months ended March 31, 2020 and 2019, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration during the first quarter of 2020.

The following summarizes our significant contractual obligations as of March 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$19.1	$19.1	$—	$—	$—
Interest on convertible senior debt	0.2	0.2	—	—	—
Finance lease liabilities	43.8	1.3	5.6	5.5	31.4
Operating lease liabilities	26.6	10.1	9.2	2.6	4.7
Other non-cancelable obligations	2.8	1.4	1.4	—	—
Total contractual obligations	$92.5	$32.1	$16.2	$8.1	$36.1

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2020, marketable securities were $259.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2020, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While in June 2016 we acquired exclusive rights to develop and commercialize ICLUSIG in the European Union, or EU, and other countries, in June 2018 the FDA approved for sale OLUMIANT (baricitinib), which we exclusively licensed to Eli Lilly and Company, for the treatment of specified rheumatoid arthritis indications, and in April 2020, the FDA approved for sale PEMAZYRE for the treatment of specified cholangiocarcinoma indications, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

The commercial success of JAKAFI and our ability to generate and maintain revenues from the sale of JAKAFI will depend on a number of factors, including:

●	the number of patients with intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or steroid-refractory acute graft-versus-host disease who are diagnosed with the diseases and the number of such patients that may be treated with JAKAFI;
●	the acceptance of JAKAFI by patients and the healthcare community;
●	whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies;
●	the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors and pricing;
●	the ability of our third-party manufacturers to manufacture JAKAFI in sufficient quantities that meet all applicable quality standards;
●	the ability of our company and our third-party providers to provide marketing and distribution support for JAKAFI;
●	the effects of the COVID-19 Pandemic, any associated quarantine, travel restriction, stay-at-home or shutdown orders, guidelines or practices, and any disruption in our supply chain for JAKAFI on our ability to provide marketing and distribution support for JAKAFI, our ability to produce sufficient quantities of JAKAFI that meet all applicable quality standards, patient demand (including new patient prescriptions) and other risks detailed further below under “—Other Risks Relating to our Business—Public health epidemics, such as the COVID-19 Pandemic, could adversely affect our business, results of operations, and financial condition”;
●	the label and promotional claims allowed by the FDA;

●	the maintenance of regulatory approval for the approved indications in the United States; and
●	our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI and ICLUSIG are not insignificant and the costs of PEMAZYRE are similarly expected not to be insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. Our ability to generate revenues will be diminished if we or our collaborators are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by current and potential healthcare reform legislation, and diminished revenues will harm our operating results and financial condition and could adversely affect our ability to conduct our research and development operations.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments due to budgetary constraints relating to the COVID-19 Pandemic, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

The testing of JAKAFI, ICLUSIG and PEMAZYRE, the manufacturing, marketing and sale of JAKAFI and PEMAZYRE and the marketing and sale of ICLUSIG expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:

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

Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or acute graft-versus-host disease and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG and PEMAZYRE.

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

Factors similar to those listed above also apply to our collaboration partner Novartis, to ICLUSIG for jurisdictions outside the United States, to our collaboration partner Lilly for all jurisdictions and to our collaboration partner Innovent for PEMAZYRE in the jurisdictions in which it has development and commercialization rights.

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

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and acute graft-versus-host disease and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute improper promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters. Similar risks will exist for our marketing of PEMAZYRE.

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

Present and potential competitors for PEMAZYRE could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.

OTHER RISKS RELATING TO OUR BUSINESS

Public health epidemics, such as the COVID-19 Pandemic, could adversely affect our business, results of operations, and financial condition.

Our global operations expose us to risks associated with public health epidemics, such as the COVID-19 Pandemic that has spread globally.  The extent to which the COVID-19 Pandemic and the measures taken to limit COVID-19’s spread impact our operations and those of our suppliers, collaborators, service providers and healthcare organizations serving patients, as well as demand for our drug products, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any future resurgence of the outbreak, additional or modified government actions, including any further restrictions or reopening of local, state or national social or economic activity, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	To protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions, and we cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials may be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or stay at home orders impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients.
●	Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic or any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 month stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	The deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

Our collaborators could be affected by similar factors as those that have or could affect our business. The ultimate impact of the COVID-19 Pandemic or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential impacts or delays on our or our collaborators’ businesses, our revenues, including milestone and royalty revenues from our collaborators, our and our collaborators’ clinical trials, healthcare systems or the global economy as a whole.  However, these effects could have a material adverse impact on our business, results of operations, and financial condition.

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

We have invested significant resources in the development of our most advanced drug candidates. Ruxolitinib is in Phase III clinical trials for the treatment of patients with steroid-refractory graft-versus-host disease and is in other clinical trials. Itacitinib is in Phase III clinical trials for the treatment of patients with chronic graft-versus-host disease.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example: in early 2016, we decided to discontinue the clinical trials of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer; and, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. In addition, in January 2020 we announced that itacitinib did not meet the primary endpoint in the Phase III clinical trial for the treatment of patients with acute graft-versus-host disease.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

The consequences of the COVID-19 Pandemic, including the economic effect on government budgets in the U.S. and elsewhere, may accelerate any of the healthcare reform efforts described above or result in future reform efforts, any of which could have adverse effects on our business, including higher costs for us, lower reimbursement rates for our products and lower demand for our products.

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

Even if we or our collaborators are successful in gaining regulatory approval of any of our drug candidates in addition to JAKAFI, OLUMIANT and PEMAZYRE or acquire rights to approved drug products in addition to ICLUSIG, we may not generate significant product revenues if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our or our collaborators’ drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our or our collaborators’ drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our or our collaborators’ drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our or our collaborators’ competitors in marketing their products.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE and our other drug candidates or for ICLUSIG. We currently hire third parties to manufacture the raw materials, active pharmaceutical ingredient, or API, and finished drug product of JAKAFI, ICLUSIG, PEMAZYRE and our other drug candidates for clinical trials.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for JAKAFI, PEMAZYRE and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 Pandemic in 2020, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic or any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of JAKAFI, ICLUSIG, PEMAZYRE and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

Our facility in Wilmington, Delaware is our headquarters and is also where we conduct most of our drug discovery, research, development and marketing activities. In addition, natural disasters, the effects of or measures taken to limit the effects of health epidemics such as the COVID-19 Pandemic, or actions of activists opposed to aspects of pharmaceutical research may disrupt our experiments or our ability to access or use our facility. The loss of access to or use of our Wilmington, Delaware facility, either on a temporary or permanent basis, would result in an interruption of our business and, consequently, would adversely affect our overall business.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, as recently as the three months ended March 31, 2020, we recorded unrealized losses related to all of our investments in our collaboration partners, and we may in the future experience additional losses related to our investments.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our drug development activities in Japan and are in the process of opening an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
●	difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
●	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
●	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
●	financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	general political and economic conditions in the countries in which we operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the future relationship between the United Kingdom and the European Union;

●	public health risks, such as the spread globally of COVID-19 in 2020, and related effects on supply chain, travel and employee health and availability; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.

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

Due to historical net losses, we had an accumulated deficit of $2.2 billion as of March 31, 2020. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate significant revenues from the drug candidates that we license or develop, including ICLUSIG and PEMAZYRE, for several years, if ever.

We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed above and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG and PEMAZYRE, we may incur losses if our drug products do not generate significant revenues.

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

We invest our cash in accordance with an established internal policy and customarily in instruments, money market funds, US government backed-funds and Treasury assets, which historically have been highly liquid and carried relatively low risk. In recent periods, similar types of investments and money market funds have experienced losses in value or liquidity issues that differ from their historical pattern.

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

We derived substantially all of our revenues for the three months ended March 31, 2020 from JAKAFI and ICLUSIG product revenues, JAKAVI and OLUMIANT product royalties and our collaborations and licensing our intellectual property to others. We may be unable to successfully commercialize PEMAZYRE and receive significant revenues from its sales. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue. In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results.

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

Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.  In addition, having a significant portion of our employees work from home due to the COVID-19 Pandemic can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1†*	Collaboration and License Agreement entered into as of January 12, 2020, by and among the Company, MorphoSys AG and MorphoSys US Inc.

10.2*	Amendment, dated as of March 20, 2020, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: May 5, 2020	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2020	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)