Form 10-Q
period 2020-06-30
INCYTE CORP
filed 2020-08-04
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 218,699,085 as of July 28, 2020.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$1,326,730	$1,832,684
Marketable securities—available-for-sale (amortized cost $262,556; allowance for credit losses $0)	262,756	284,870
Accounts receivable	420,250	308,809
Inventory	16,335	11,400
Prepaid expenses and other current assets	51,554	43,725
Total current assets	2,077,625	2,481,488

Restricted cash and investments	2,583	1,023
Long term investments	248,731	133,657
Inventory	9,554	5,105
Property and equipment, net	453,777	377,567
Finance lease right-of-use assets, net	28,133	29,058
Other intangible assets, net	183,060	193,828
Goodwill	155,593	155,593
Other assets, net	53,265	49,431
Total assets	$3,212,321	$3,426,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,909	$83,647
Accrued compensation	67,396	90,706
Interest payable	29	29
Accrued and other current liabilities	340,890	285,950
Finance lease liabilities	1,189	664
Convertible senior notes	18,588	18,300
Acquisition-related contingent consideration	37,512	34,044
Total current liabilities	556,513	513,340

Acquisition-related contingent consideration	236,488	242,956
Finance lease liabilities	31,917	31,918
Other liabilities	42,799	40,130
Total liabilities	867,717	828,344

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 218,069,218 and 216,177,830 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	218	216
Additional paid-in capital	4,217,911	4,044,490
Accumulated other comprehensive loss	(12,423)	(15,542)
Accumulated deficit	(1,861,102)	(1,430,758)
Total stockholders’ equity	2,344,604	2,598,406
Total liabilities and stockholders’ equity	$3,212,321	$3,426,750

*   The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenues, net	$500,290	$433,897	$987,017	$830,146
Product royalty revenues	92,753	76,035	174,533	137,643
Milestone and contract revenues	95,000	20,000	95,000	60,000

Total revenues	688,043	529,932	1,256,550	1,027,789

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	33,364	29,406	60,683	51,994
Research and development	286,601	289,363	1,371,888	559,908
Selling, general and administrative	117,998	105,943	229,146	229,926
Change in fair value of acquisition-related contingent consideration	6,054	6,608	12,681	13,279
Collaboration loss sharing	13,253	—	15,383	—

Total costs and expenses	457,270	431,320	1,689,781	855,107

Income (loss) from operations	230,773	98,612	(433,231)	172,682
Other income (expense), net	4,817	15,000	13,479	24,373
Interest expense	(600)	(316)	(1,202)	(651)
Unrealized gain (loss) on long term investments	72,274	(4,625)	24,142	16,364

Income (loss) before provision for income taxes	307,264	108,671	(396,812)	212,768

Provision for income taxes	16,966	3,353	33,532	5,138

Net income (loss)	$290,298	$105,318	$(430,344)	$207,630

Net income (loss) per share:
Basic	$1.33	$0.49	$(1.98)	$0.97
Diluted	$1.32	$0.48	$(1.98)	$0.96

Shares used in computing net income (loss) per share:
Basic	217,549	214,620	217,135	214,342
Diluted	220,434	217,483	217,135	217,274

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$290,298	$105,318	$(430,344)	$207,630

Other comprehensive income:
Foreign currency translation	993	(284)	2,553	(158)
Unrealized (loss) gain on marketable securities, net of tax	(529)	458	125	1,139
Defined benefit pension obligations, net of tax	220	108	441	219
Other comprehensive income	684	282	3,119	1,200

Comprehensive income (loss)	$290,982	$105,600	$(427,225)	$208,830

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Six Months Ended June 30, 2020
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2020	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 772,538 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	14,618	—	—	14,619
Issuance of 1,957 shares of Common Stock for services rendered	—	145	—	—	145
Stock compensation	—	42,758	—	—	42,758
Other comprehensive income	—	—	2,435	—	2,435
Net loss	—	—	—	(720,642)	(720,642)
Balances at March 31, 2020	$217	$4,102,011	$(13,107)	$(2,151,400)	$1,937,721
Issuance of 936,688 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 175,615 shares of Common Stock under the ESPP	1	69,193	—	—	69,194
Issuance of 1,403 shares of Common Stock for services rendered	—	139	—	—	139
Issuance of 3,187 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	162	—	—	162
Stock compensation	—	46,406	—	—	46,406
Other comprehensive income	—	—	684	—	684
Net income	—	—	—	290,298	290,298
Balances at June 30, 2020	$218	$4,217,911	$(12,423)	$(1,861,102)	$2,344,604

	For the Six Months Ended June 30, 2019
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2019	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 1,044,745 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	15,480	—	—	15,481
Issuance of 1,200 shares of Common Stock for services rendered	—	104	—	—	104
Stock compensation	—	40,690	—	—	40,690
Adoption of ASU No. 2016-02	—	—	—	95	95
Other comprehensive income	—	—	918	—	918
Net income	—	—	—	102,312	102,312
Balances at March 31, 2019	$214	$3,869,952	$(9,247)	$(1,775,352)	$2,085,567
Issuance of 400,292 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 143,379 shares of Common Stock under the ESPP	1	15,190	—	—	15,191
Issuance of 1,444 shares of Common Stock for services rendered	—	123	—	—	123
Stock compensation	—	40,710	—	—	40,710
Other comprehensive income	—	—	282	—	282
Net income	—	—	—	105,318	105,318
Balances at June 30, 2019	$215	$3,925,975	$(8,965)	$(1,670,034)	$2,247,191

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(430,344)	$207,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,692	27,326
Stock-based compensation	88,816	81,207
Other, net	8,567	227
Unrealized gain on long term investments	(24,142)	(16,364)
Change in fair value of acquisition-related contingent consideration	12,681	13,279
Changes in operating assets and liabilities:
Accounts receivable	(119,724)	4,918
Prepaid expenses and other assets	(11,663)	8,354
Inventory	(9,384)	(2,288)
Accounts payable	7,262	(32,243)
Accrued and other liabilities	38,204	16,577
Net cash (used in) provided by operating activities	(414,035)	308,623
Cash flows from investing activities:
Purchase of long term investments	(95,468)	—
Sale of long term investment	4,536	—
Capital expenditures	(83,125)	(65,561)
Purchases of marketable securities	(287,419)	(103,970)
Sale and maturities of marketable securities	309,658	99,821
Net cash used in investing activities	(151,818)	(69,710)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	83,813	30,672
Payment of finance lease liabilities	(387)	(409)
Payment of contingent consideration	(24,520)	(16,766)
Net cash provided by financing activities	58,906	13,497
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	2,553	(158)
Net (decrease) increase in cash, cash equivalents, restricted cash and investments	(504,394)	252,252
Cash, cash equivalents, restricted cash and investments at beginning of period	1,833,707	1,164,986
Cash, cash equivalents, restricted cash and investments at end of period	$1,329,313	$1,417,238
Supplemental Schedule of Cash Flow Information
Interest paid	$119	$119
Income taxes paid	$24,165	$6,439
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$162	$—
Unpaid purchases of property and equipment	$14,817	$—
Leased assets obtained in exchange for new operating lease liabilities	$8,720	$2,358
Leased assets obtained in exchange for new finance lease liabilities	$529	$29,740

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1.     Organization and business

Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib) and PEMAZYRE® (pemigatinib). Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2019 has been derived from our audited consolidated financial statements.

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

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. We primarily invest our excess available funds in debt securities and, by policy, limit the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines. Our receivables mainly relate to our product sales and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, or trade receivables to date and do not require collateral on receivables.

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

Accounts Receivable.  As of June 30, 2020 and December 31, 2019, we had an immaterial allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods.

We began capitalizing PEMAZYRE inventory after FDA approval in April 2020 as the related costs were expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 48 months will reflect a lower average per unit cost of materials.

JAKAFI, ICLUSIG and PEMAZYRE raw materials and work-in-process inventory are not subject to expiration and the shelf life of finished goods inventory is 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2020, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of June 30, 2020.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic.  The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During the six months ended June 30, 2020, we have delayed certain payroll tax and estimated income tax payments that we are deferring to future periods. However, we do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity.  We have further described the expected impact and risks of COVID-19 on our business in the overview to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and PEMAZYRE and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We sell JAKAFI and PEMAZYRE to our customers in the U.S., which include specialty pharmacies and wholesalers. We sell ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors.

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

Product Royalty Revenues

Royalty revenues on commercial sales for ruxolitinib (marketed as JAKAVI® outside the United States) by Novartis Pharmaceutical International Ltd. (“Novartis”) are based on net sales of licensed products in licensed territories as provided by Novartis.  Royalty revenues on commercial sales for baricitinib (marketed as OLUMIANT) by Eli Lilly and Company (“Lilly”) are based on net sales of licensed products in licensed territories as provided by Lilly. Royalty revenues on commercial sales for capmatinib (marketed as TABRECTA®) by Novartis are based on net sales of licensed products in the licensed territories as provided by Novartis. We recognize royalty revenues in the period the sales occur.

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

Cost of Product Revenues

Cost of product revenues includes all JAKAFI, ICLUSIG and PEMAZYRE related product costs. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States and the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years from the date of acquisition on June 1, 2016 of all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (since renamed Incyte Biosciences Luxembourg S.à.r.l.) from ARIAD Pharmaceuticals, Inc. (“ARIAD”). Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three and six months ended June 30, 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of tafasitamab under our agreement with MorphoSys.

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

Upon adoption, we assessed each financial asset measured at amortized cost and each available-for-sale debt security held for the impact of the guidance as of January 1, 2020 and noted an insignificant impact due to the minimal credit risk associated with our financial assets subject to ASC 326. As such, it was concluded that a reserve for credit losses was de minimis on the adoption date. Financial assets will continue to be assessed on a quarterly basis in future periods.

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

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 retrospectively to the date of our initial application of ASC 606, and noted that in assessment of our collaborative agreements, there was no material financial statement impact. Our collaborative arrangements and their associated accounting conclusions are described in detail within Note 9 to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. We are currently analyzing the impact of ASU No. 2019-12 on the condensed consolidated financial statements.

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606 and ASC 808. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
JAKAFI revenues, net	$473,706	$409,506	$933,185	$785,117
ICLUSIG revenues, net	22,798	24,391	50,046	45,029
PEMAZYRE revenues, net	3,786	—	3,786	—
Total product revenues, net	500,290	433,897	987,017	830,146
JAKAVI product royalty revenues	66,217	56,895	122,550	102,466
OLUMIANT product royalty revenues	25,830	19,140	51,277	35,177
TABRECTA product royalty revenues	706	—	706	—
Total product royalty revenues	92,753	76,035	174,533	137,643
Milestone and contract revenues	95,000	20,000	95,000	60,000
Total revenues	$688,043	$529,932	$1,256,550	$1,027,789

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

At June 30, 2020 and December 31, 2019, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2020.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Cash and cash equivalents	$1,326,730	$—	$—	$1,326,730
Debt securities (government)	—	262,756	—	262,756
Long term investments (Note 9)	248,731	—	—	248,731
Total assets	$1,575,461	$262,756	$—	$1,838,217

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Cash and cash equivalents	$1,832,684	$—	$—	$1,832,684
Debt securities (government)	—	284,870	—	284,870
Long term investments (Note 9)	133,657	—	—	133,657
Total assets	$1,966,341	$284,870	$—	$2,251,211

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Acquisition-related contingent consideration	$—	$—	$274,000	$274,000
Total liabilities	$—	$—	$274,000	$274,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Acquisition-related contingent consideration	$—	$—	$277,000	$277,000
Total liabilities	$—	$—	$277,000	$277,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2020
Balance at January 1,	$277,000
Contingent consideration earned during the period but not yet paid	(7,054)
Payments made during the period	(8,627)
Change in fair value of contingent consideration	12,681
Balance at June 30,	$274,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2020 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and six months ended June 30, 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2020 and December 31, 2019, contingent consideration earned but not yet paid was $7.1 million and $23.0 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
June 30, 2020
Debt securities (government)	$262,556	$200	$262,756

December 31, 2019
Debt securities (government)	$284,795	$75	$284,870

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of June 30, 2020 and December 31, 2019, the available-for-sale debt securities were held in US-government backed funds and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 45% and 30% of the accounts receivable balance as of June 30, 2020 and December 31, 2019, respectively. For further information relating these collaboration and license agreements, refer to Note 9 to the condensed consolidated financial statements.

In November 2011, we began commercialization and distribution of JAKAFI and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Customer A	20%	20%	19%	19%
Customer B	14%	13%	13%	14%
Customer C	16%	16%	17%	16%
Customer D	11%	11%	11%	12%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 29% and 39% of the accounts receivable balance as of June 30, 2020 and December 31, 2019, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of June 30, 2020 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$1,275	$1,275
Work-in-process	10,619	8,634
Finished goods	13,995	6,596
	25,889	16,505
Inventories-current	16,335	11,400
Inventories-noncurrent	$9,554	$5,105

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2020, $16.3 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2020, $9.6 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Office equipment	$14,482	$15,303
Laboratory equipment	72,915	70,510
Computer equipment	59,642	59,069
Land	10,294	10,203
Building and leasehold improvements	206,498	208,293
Operating lease right-of-use assets	23,532	19,672
Construction in progress	196,850	116,387
	584,213	499,437
Less accumulated depreciation and amortization	(130,436)	(121,870)
Property and equipment, net	$453,777	$377,567

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building will serve as our new European headquarters and will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018 and construction activity began immediately thereafter. In June 2019, we obtained control of the Morges building to begin our construction activity. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of June 30, 2020 we have capitalized approximately $22.4 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of June 30, 2020, we have capitalized approximately $127.4 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility will be completed in the second half of 2020.

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

	June 30,	December 31,
	2020	2019
Current
Operating lease liabilities	$10,059	$9,343
Finance lease liabilities	1,189	664
Noncurrent
Operating lease liabilities	13,956	11,854
Finance lease liabilities	31,917	31,918
Total lease liabilities	$57,121	$53,779

The cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2020 and 2019 was $5.9 million and $5.4 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the six months ended June 30, 2020 and 2019 was $0.4 million, in financing cash flows.

As of June 30, 2020, our finance and operating leases had a weighted average lease term of approximately 15.2 and 5.3 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.6% and 4.4%, respectively.

For the three and six months ended June 30, 2020, we incurred approximately $2.9 million and $6.1 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.3 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities. For the three and six months ended June 30, 2019, we incurred approximately $3.6 million and $7.3 million, respectively, of expense related to our operating leases, approximately $0.2 million and $0.4 million, respectively, of amortization on our finance lease right-of-use assets and a de minimis amount of interest expense on our finance lease liabilities.

Rent expense for the three and six months ended June 30, 2020 was $2.9 million and $6.4 million, respectively. Rent expense for the three and six months ended June 30, 2019 was $3.7 million and $7.0 million, respectively. For the three and six months ended June 30, 2020 and 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at June 30, 2020			Balance at December 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$87,940	$183,060	$271,000	$77,172	$193,828

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$10,768	$21,536	$21,536	$21,536	$21,536	$86,148

Goodwill

There were no changes to the carrying amount of goodwill for the six months ended June 30, 2020.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through June 30, 2020.

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

In May 2020, we recognized a $25.0 million development milestone and a $45.0 million regulatory milestone for the FDA approval of capmatinib as TABRECTA for the treatment of adult patients with metastatic non-small cell lung cancer (NSCLC) whose tumors have a mutation that leads to MET exon 14 skipping (METex14) as detected by an FDA-approved test. In June 2020, we recognized a $20.0 million regulatory milestone for the Japanese Ministry of Health, Labour and Welfare approval of TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable non-small cell lung cancer.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2020, such royalties payable to Novartis on net sales within the United States totaled $23.2 million and $40.7 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2019, such royalties payable to Novartis on net sales within the United States totaled $20.1 million and $33.5 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2020 and December 31, 2019, $70.7 million and $50.2 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the three and six months ended June 30, 2020 were net of $0.0 million and $0.3 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2019 were net of $0.4 million and $1.0 million, respectively, of costs reimbursed by Novartis. At June 30, 2020 and December 31, 2019, $0.1 million and $0.4 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2020 was $90.0 million. Milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2019 was $0.0 million.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2020 was $66.2 million and $122.6 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2019 was $56.9 million and $102.5 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2020 was $0.7 million.

Lilly – Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through June 30, 2020.

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

In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19.  In addition to the royalties described above, we will be entitled to receive additional royalty payments with rates in the low teens on global net sales of baricitinib for the treatment of COVID-19 that exceed a specified aggregate global net sales threshold.

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

Milestone and contract revenue under the Lilly agreement for the three and six months ended June 30, 2020 and 2019 was $0.0 million. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2020 was $25.8 million and $51.3 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2019 was $19.1 million and $35.2 million, respectively.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock, reducing our ownership interest to approximately 9.8% as of June 30, 2020. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. While we believe that we continue to be the largest stockholder of Agenus Inc., as a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, as of June 30, 2020, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option.  We will account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $26.2 million and an unrealized loss of $2.7 million, respectively, based on the change in fair market value of Agenus Inc.’s common stock during these periods. For the three and six months ended June 30, 2019, we recorded an unrealized gain of $0.5 million and $11.0 million, respectively, based on the change in fair market value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at June 30, 2020 and December 31, 2019 was $65.1 million and $72.3 million, respectively.

Research and development expenses for the three and six months ended June 30, 2020 also included $0.2 million and $0.3 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and six months ended June 30, 2019 also included $0.5 million and $0.9 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At June 30, 2020 and December 31, 2019, a total of $1.5 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense.  The fair market value of our total long term investment in Merus at June 30, 2020 and December 31, 2019 was $51.5 million and $45.1 million, respectively.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of June 30, 2020, we owned approximately 11% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $12.7 million and $6.4 million, respectively, based on the change in fair market value of Merus’ common shares during these periods.  For the three and six months ended June 30, 2019, we recorded an unrealized loss of $0.4 million and an unrealized gain of $2.1 million, respectively, based on the change in fair market value of Merus’ common shares during these periods.

For the three months ended March 31, 2020, Merus reported within its Form 10-Q total revenues of approximately $6.3 million and net loss of approximately $16.5 million within their condensed consolidated financial statements.

Research and development expenses for the three and six months ended June 30, 2020 included $1.9 million and $4.2 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and six months ended June 30, 2019 included $1.7 million and $4.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At June 30, 2020 and December

31, 2019, a total of $2.0 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price. Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at June 30, 2020 and December 31, 2019 was $9.1 million and $9.8 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2020, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2020 we recorded an unrealized gain of $1.5 million and an unrealized loss of $0.7 million, respectively, based on the change in fair market value of Calithera’s common stock during these periods. For the three and six months ended June 30, 2019 we recorded an unrealized loss of $4.9 million and $0.2 million, respectively, based on the change in fair market value of Calithera’s common stock during these periods.

Research and development expenses for the three and six months ended June 30, 2020 also included $1.9 million and $4.4 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and six months ended June 30, 2019 also included $5.4 million and $10.0 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At June 30, 2020 and December 31, 2019, a total of $1.3 million and $1.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

Research and development expenses for the three and six months ended June 30, 2020 also included $16.3 million and $32.7 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2019 also included $9.8 million and $19.2 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At June 30, 2020 and December 31, 2019, a total of $0.5 million and $1.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of June 30, 2020 and December 31, 2019 was $10.0 million and $6.5 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2020, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $4.4 million and $3.5 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.  For the three and six months ended June 30, 2019, we recorded an unrealized gain of $0.2 million and $3.5 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the functional intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations. The upfront milestone was recognized as revenue at a point in time upon our transfer of the licenses to Innovent for the right to use the functional intellectual property. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China, which was recorded in milestone and contract revenues. In addition, we were initially eligible to receive up to an additional $129.0 million in potential development and regulatory milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Innovent and decisions made by regulatory agencies.

In April 2020, we recognized a $5.0 million milestone for the FDA approval of pemigatinib as PEMAZYRE, which was recorded in milestone and contract revenues.

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

Research and development expenses for the three and six months ended June 30, 2020 were net of $2.6 million of costs reimbursed by Innovent. Research and development expenses for the three and six months ended June 30, 2019 were net of $0.5 million of costs reimbursed by Innovent. At June 30, 2020 and December 31, 2019, $2.2 million and $3.0 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

Research and development expenses for the three and six months ended June 30, 2020 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Zai Lab. At June 30, 2020 and December 31, 2019, $0.2 million and $0.5 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense.  The fair market value of our long term investment in MorphoSys as of June 30, 2020 was $113.1 million.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2020, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $27.5 million and $17.6 million, respectively, based on the change in fair market value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab was $13.3 million and $15.4 million, respectively, for the three and six months ended June 30, 2020 and is recorded as collaboration loss sharing on the condensed consolidated statement of operations.  Research and development expenses for the three and six months ended June 30, 2020, includes $15.7 million and $27.3 million related to our 55% share of the co-development costs for tafasitamab.  At June 30, 2020, $37.5 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to MorphoSys under the agreement.

10.     Stock compensation

We recorded $46.3 million and $88.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively. We recorded $40.6 million and $81.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $32.5 million, $61.2 million, $27.6 million and $55.0 million for the three and six months ended June 30, 2020 and 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $13.6 million, $27.1 million, $12.8 million and $25.8 million for the three and six months ended June 30, 2020 and 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.2 million, $0.5 million, $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2020 and 2019, we capitalized $0.1 million, $0.3 million, $0.1 million and $0.2 million, respectively, of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Average risk-free interest rates	0.33%	2.26%	1.32%	2.49%	0.16%	1.75%	0.19%	2.10%
Average expected life (in years)	5.48	5.55	4.80	5.34	0.50	0.50	0.50	0.50
Volatility	39%	39%	40%	45%	38%	37%	48%	34%
Weighted-average fair value (in dollars)	34.13	30.92	29.49	31.47	19.50	13.11	17.47	13.69

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2019	12,632,657	$81.42
Options granted	1,123,442	$83.01
Options exercised	(1,602,004)	$49.13
Options cancelled	(274,941)	$93.91
Balance at June 30, 2020	11,879,154	$85.63

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2019	2,602,376	$79.69
RSUs granted	415,017	$81.56
RSUs released	(92,818)	$85.93
RSUs cancelled	(62,956)	$80.10
PSUs cancelled	(142,250)	$68.79
Balance at June 30, 2020	2,719,369	$80.33

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

Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended June 30, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at June 30, 2020, no stock compensation expense was recognized.

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

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2019	9,882,122
Options, RSUs and PSUs granted	(1,953,476)
Options, RSUs and PSUs cancelled	506,744
Balance at June 30, 2020	8,435,390

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2020, was $79.9 million, which is expected to be recognized over the weighted average period of approximately 1.3 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2020, was $77.9 million, which is expected to be recognized over the weighted average period of approximately 1.6 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2020, was $21.4 million, which is expected to be recognized over the weighted average period of 1.5 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Royalties	$77,800	$73,221
Clinical related costs	95,172	88,710
Sales allowances	71,085	59,924
Construction in progress	14,817	12,732
Operating lease liabilities	10,059	9,343
Other current liabilities	71,957	42,020
Total accrued and other current liabilities	$340,890	$285,950

12.     Debt

The components of the convertible senior notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		June 30,	December 31,
Debt	June 30, 2020	Maturities	2020	2019
1.25% Convertible Senior Notes due 2020	1.25%	2020	$18,588	$18,300

The carrying amount and fair value of our convertible senior notes are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$18,588	$38,298	$18,300	$32,511

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

The 2020 Notes are reflected in current liabilities on the condensed consolidated balance sheet as of June 30, 2020 due to their maturity date of November 15, 2020, unless earlier purchased or converted.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2020 was $3.3 million and $6.6 million, respectively. Defined contribution expense for the three and six months ended June 30, 2019 was $3.1 million and $6.0 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$1,477	$1,288	$2,934	$2,550
Interest cost	47	86	93	169
Expected return on plan assets	(31)	(61)	(61)	(120)
Amortization of prior service cost	53	62	107	107
Amortization of actuarial losses	167	46	334	112
Net periodic benefit cost	$1,713	$1,421	$3,407	$2,818

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $4.0 million to the pension plans in 2020 inclusive of the amounts contributed to the plan during the current period. As of June 30, 2020 and December 31, 2019, $25.2 million and $24.1 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

The Company is subject to U.S. federal, state and foreign income taxes. For the three and six months ended June 30, 2020, we recorded income tax expense of approximately $17.0 million and $33.5 million, respectively.  For the three and six months ended June 30, 2019, we recorded income tax expense of approximately $3.4 million and $5.1 million, respectively. The change in tax expense for the three and six months ended June 30, 2020 was primarily driven by increased federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards. The increase was also driven by reduced tax benefits for stock-based compensation in the current period.

As of June 30, 2020, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of June 30, 2020. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $0.8 million during the six months ended June 30, 2020. The overall net increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits offset by audit settlements in Wisconsin and Italy. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a $0.2 million decrease to noncurrent other liabilities on the condensed consolidated balance sheet.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income (Loss) Per Share
Basic net income (loss) per share	$290,298	$105,318	$(430,344)	$207,630
Weighted average common shares outstanding	217,549	214,620	217,135	214,342

Basic net income (loss) per share	$1.33	$0.49	$(1.98)	$0.97

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$290,298	$105,318	$(430,344)	$207,630
Weighted average common shares outstanding	217,549	214,620	217,135	214,342

Dilutive stock options and awards	2,885	2,863	—	2,932

Weighted average shares used to compute diluted net income (loss) per share	220,434	217,483	217,135	217,274

Diluted net income (loss) per share	$1.32	$0.48	$(1.98)	$0.96

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Outstanding stock options and awards	4,970,884	9,165,776	14,598,523	9,221,941
Common shares issuable upon conversion of the 2020 Notes	365,752	368,939	365,752	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	5,336,636	9,534,715	14,964,275	9,590,880

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We have cooperated with this inquiry.  In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above.  We then became aware that the DOJ had not intervened in the qui tam action, and, to our knowledge, the DOJ has not intervened to date.  We filed an answer to the Complaint on January 22, 2020, and the action is proceeding.  We cannot predict the outcome or the timing of the ultimate resolution of the investigation or qui tam action, or reasonably estimate the possible range of loss, if any, that may result from these matters.  Accordingly, no reserve has been made with respect to these matters as of June 30, 2020.

In the ordinary course of our business, we may become involved in lawsuits, proceedings, and other disputes, including commercial, intellectual property, regulatory, employment, and other matters.  We record a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

17.    Subsequent event

In July 2020, we and our collaboration partner MorphoSys AG announced that the FDA approved MONJUVI® (tafasitamab-cxix) in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. MONJUVI was approved under accelerated approval based on overall response rate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE ® (pemigatinib), ICLUSIG® (ponatinib) and MONJUVI® (tafasitamab);

●	our plans to further develop our operations outside of the United States;

●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI, PEMAZYRE, ICLUSIG and MONJUVI;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;

●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

●	expectations with respect to reimbursement for our products;

●	the expected impact of recent accounting pronouncements and changes in tax laws;

●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation;
●	our expectations regarding competition;
●	expectations relating to our new European headquarters, including construction activities, and the anticipated completion date for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize JAKAFI, ICLUSIG, PEMAZYRE and MONJUVI;
●	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;

●	our ability to establish and maintain effective sales, marketing and distribution capabilities;

●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;

●	our ability to maintain regulatory approvals to market our products;

●	our ability to achieve a significant market share in order to achieve or maintain profitability;

●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;

●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;

●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;
●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans relating to our new European headquarters and large molecule production facility;

●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	our history of operating losses;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

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

Incyte, JAKAFI and PEMAZYRE are our registered trademarks. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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

We took aggressive, proactive actions early on to protect the health of our employees, and their families, including voluntarily requiring almost all personnel across our global enterprise to work remotely and restricting access to our sites to personnel who were required to perform critical business continuity activities.  In May 2020, we initiated a return to full laboratory work at our facilities in Wilmington, Delaware, as well as a gradual return to office-based working, where allowed under local guidelines, at our offices in North America, Europe and Japan.

While we currently believe we are well-positioned to function in a hybrid on-site and virtual or remote fashion, the extent of the COVID-19 Pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, protective measures, and the reimposition of protective measures, implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our suppliers, collaborators, services providers and healthcare organizations serving patients, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 Pandemic on our business.

To date, we have not seen a material effect on the results of our commercial operations, or our manufacturing supply chain, and we have increased manufacturing efforts of ruxolitinib to respond to the COVID-19 Pandemic and to pre-clinical and clinical study requests. New patient starts for JAKAFI treatment decreased as a result of shelter in place and other protective measures, and if decreases in new patient starts continue, our revenues in future periods could be adversely affected. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs. For example, while we expect ongoing monitoring of already-enrolled patients to continue, difficulties in monitoring may result as a consequence of shelter in place orders and other protective measures implemented by governmental authorities or clinical trial sites.  In addition, new patient recruitment in certain clinical trials has been and may in the future be impacted, in particular with respect to our earlier stage clinical trials. We also expect the conduct of clinical trials may continue to vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Until our return to full laboratory work, our discovery laboratories were staffed by essential personnel, and hence certain discovery programs experienced delays. Still, we caution that the duration and severity of the continuing COVID-19 Pandemic remains uncertain and we may not yet be able to assess its consequences accurately or fully at this time.

Clinical Trials to Address COVID-19

In April 2020, we announced the initiation of a Phase III clinical trial (RUXCOVID) to evaluate the efficacy and safety of ruxolitinib plus standard-of-care (SoC), compared to SoC therapy alone, in patients with COVID-19 associated cytokine storm. The SoC therapy is currently evolving and could be subject to change. We sponsor this collaborative study in the United States and our collaboration partner Novartis International Pharmaceutical Ltd. sponsors the study outside of the United States.

We have also opened a second Phase III clinical trial in the United States to evaluate the efficacy and safety of ruxolitinib plus SoC, compared to SoC therapy alone, in COVID-19 patients on mechanical ventilation and who have acute respiratory distress syndrome (ARDS), a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. The SoC therapy is currently evolving and could be subject to change.

We have launched an Expanded Access Program in the United States to allow eligible patients with COVID-19 associated cytokine storm to receive ruxolitinib.

In April 2020, our collaboration partner Eli Lilly and Company announced that it has entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, to study baricitinib as an arm in NIAID's Adaptive COVID-19 Treatment Trial. The study is investigating the efficacy and safety of baricitinib as a potential treatment for hospitalized patients diagnosed with COVID-19 in the US, and Lilly is also planning an expansion to include Europe and Asia.

In addition, in June 2020, Lilly announced that the first patient had been enrolled in a Phase III randomized, double-blind, placebo–controlled study to evaluate the efficacy and safety of baricitinib in hospitalized adults with COVID-19.

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

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib, which patents, including applicable extensions, expire in late 2027.

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

Marketed Indications - MONJUVI (tafasitamab)

In July 2020, we and our collaboration partner MorphoSys AG announced that the FDA approved MONJUVI (tafasitamab-cxix), a CD19-directed cytolytic antibody that is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including

DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate.

DLBCL is the most common type of non-Hodgkin lymphoma in adults worldwide, comprising 40% of all cases. DLBCL is characterized by rapidly growing masses of malignant B-cells in the lymph nodes, spleen, liver, bone marrow or other organs. It is an aggressive disease with 30-40% of patients not responding to initial therapy or relapsing thereafter. We estimate that there are ~10.000 patients diagnosed in the U.S. each year with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL) who are not eligible for ASCT.

The approval of MONJUVI was based on data from the MorphoSys-sponsored Phase II L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate (ORR) of 55% (39 out of 71 patients; primary endpoint) and a complete response (CR) rate of 37% (26 out of 71 patients). The median duration of response (mDOR) was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%).

In January 2020, we entered into a collaboration and licensing agreement with MorphoSys to further develop and commercialize MONJUVI globally. We will co-commercialize MONJUVI with MorphoSys in the United States, and we have exclusive commercialization rights outside the United States.

Clinical Programs in Oncology

We believe that the future of cancer treatment lies in the use of targeted therapies, which aim to block the effects of cancer-causing mutations, and immune therapies, which seek to recruit the patient’s own immune system to tackle cancer. Our most advanced programs are detailed below.

JAK Inhibition

As part of our ongoing LIMBER (Leadership in MPNs BEyond Ruxolitinib) clinical development initiative, which is designed to improve and expand therapeutic options for patients with myeloproliferative neoplasms, we are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Based on positive Phase II data, we are preparing a pivotal trial program of ruxolitinib in combination with parsaclisib (PI3Kδ) as both first-line therapy for MF patients and in MF patients with an inadequate response to ruxolitinib monotherapy. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are in preparation. Development of the combination of ruxolitinib and INCB53914 (PIM) has been discontinued. There are currently no plans for the further development of INCB53914.

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

In July 2020, we and Novartis announced that REACH3 met its primary endpoint of superior ORR at Month 6 with ruxolitinib treatment compared to best available therapy, as well as both key secondary endpoints, significantly improving patient-reported symptoms and failure-free survival. No new safety signals were observed, and the ruxolitinib safety profile in REACH3 was consistent with that seen in previously reported studies in steroid-refractory chronic GVHD.

A second JAK inhibitor in development is itacitinib, which is a selective JAK1 inhibitor. Itacitinib is being evaluated in GRAVITAS-309, a pivotal Phase III trial of itacitinib in patients with steroid-naïve chronic GVHD. The FDA has granted itacitinib orphan drug status for GVHD.

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

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Potentially registration-enabling trials in squamous cell carcinoma of the anal canal (SCAC), microsatellite instability-high (MSI-H) endometrial cancer and Merkel cell carcinoma are ongoing.

Preparations are ongoing to initiate both the Phase III POD1UM-304 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with non-small cell lung cancer (NSCLC) and the Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC.

Retifanlimab has been granted Fast Track designation for the treatment of certain patients with advanced or metastatic MSI-H or DNA mismatch repair (dMMR) endometrial cancer and for the treatment of certain patients with locally advanced or metastatic SCAC. The FDA has granted orphan drug designation to retifanlimab as a treatment for patients with locally advanced or metastatic SCAC.

Indication and status
ruxolitinib (JAK1/JAK2)

Steroid-refractory chronic GVHD: Phase III (REACH3)[1] Primary endpoint met

Refractory myelofibrosis: Phase III with parsaclisib (PI3Kδ) in preparation; Phase II with INCB57643 (BET) in preparation

Myelofibrosis: Phase II with INCB00928 (ALK2) in preparation

Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis and polycythemia vera: clinical pharmacology studies
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
pemigatinib (FGFR)	Cholangiocarcinoma: Phase II (FIGHT-202), Phase III (FIGHT-302); MAA under review Bladder cancer: Phase II (FIGHT-201, FIGHT-205) 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207)
tafasitamab (CD19)[2]	r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); MAA under review 1L DLBCL: Phase Ib (First-MIND)
parsaclisib (PI3Kδ)	Follicular lymphoma: Phase II (CITADEL-203) Marginal zone lymphoma: Phase II (CITADEL-204) Mantle cell lymphoma: Phase II (CITADEL-205)
retifanlimab (PD-1)[3]

MSI-high endometrial cancer: Phase II (POD1UM-101)

Merkel cell carcinoma: Phase II (POD1UM-201)

SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303) in preparation

NSCLC: Phase III (POD1UM-304) in preparation

1. Clinical development of ruxolitinib in GVHD conducted in collaboration with Novartis.

2. Tafasitamab development in collaboration with MorphoSys.

3. Retifanlimab licensed from MacroGenics.

Earlier-Stage Programs

We also have a number of other earlier-stage clinical programs, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications. Based on emerging data from the LSD1 inhibitor program, development of INCB59872 has been discontinued.

Modality	Candidates
Small molecules	INCB01158 (ARG)[1], INCB81776 (AXL/MER), epacadostat (IDO1), INCB86550 (PD-L1)
Monoclonal antibodies[2]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[3]

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

Other

A Phase II trial of INCB54707, a JAK1 selective inhibitor, is ongoing in patients with hidradenitis suppurativa, an inflammatory skin disease. A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is also ongoing. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

A Phase II trial of INCB00928 is in preparation for patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to INCB00928 as a treatment for patients with FOP.

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

In January 2016, Lilly submitted an NDA to the FDA and an MAA to the EMA for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.

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

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate to severe AtD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate to severe AtD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which complete the placebo-controlled data program intended to support global registrations. In January 2020, Lilly announced that baricitinib had been submitted for regulatory review in Europe as a treatment for patients with moderate to severe AtD.

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

In May 2020, we and Novartis announced the FDA approval of capmatinib as TABRECTA for the treatment of adult patients with metastatic NSCLC whose tumors have a mutation that leads to MET exon 14 skipping (METex14) as detected by an FDA-approved test. TABRECTA is the first and only treatment approved to specifically target NSCLC with this driver mutation and is approved for first-line and previously treated patients regardless of prior treatment type.

The FDA approval of TABRECTA was based on results from the pivotal GEOMETRY mono-1 study. In the METex14 population (n=97), the confirmed overall response rate was 68% and 41% among treatment-naive (n=28) and previously treated patients (n=69), respectively, based on the Blinded Independent Review Committee (BIRC) assessment per RECIST v1.1. In patients taking TABRECTA, the study also demonstrated a median duration of response of 12.6 months in treatment-naive patients (19 responders) and 9.7 months in previously treated patients (28 responders). The most common treatment-related adverse events (AEs) (incidence ≥20%) are peripheral edema, nausea, fatigue, vomiting, dyspnea, and decreased appetite.

In June 2020, we and Novartis announced that the MHLW approved TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC.

NSCLC is the most common type of lung cancer, impacting more than 2 million people per year globally. Approximately 3-4 percent of all patients with NSCLC have tumors with a mutation that leads to MET exon 14 skipping. Though rare, this mutation is an indicator of especially poor prognosis and poor responses to standard therapies, including immunotherapy.

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD) Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase III (BRAVE-AA1)
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): FDA and MHLW approved

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive additional payments of up to approximately $1.2 billion if defined development, regulatory and sales milestones are achieved. We are also eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties percent on future ruxolitinib net sales outside of the United States, and tiered, worldwide royalties on future capmatinib net sales that range from 12% to 14%. In addition, Novartis has received reimbursement and pricing approval for ruxolitinib in a specified number of countries, and we are now obligated to pay to Novartis tiered royalties in the low single-digits on future ruxolitinib net sales within the United States. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

In May 2020, we recognized a $25.0 million development milestone and a $45.0 million regulatory milestone for the FDA approval of capmatinib as TABRECTA. In June 2020, we recognized a $20.0 million regulatory milestone for the MHLW approval of TABRECTA. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through June 30, 2020.

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

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back-up compounds for inflammatory and autoimmune diseases. We received an initial payment of $90.0 million, and were initially eligible to receive additional payments of up to $665.0 million based on the achievement of defined development, regulatory and sales milestones.

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

In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19.  In addition to the royalties described above, we will be entitled to receive additional royalty payments with rates in the low teens on global net sales of baricitinib for the treatment of COVID-19 that exceed a specified aggregate global net sales threshold.

Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in the aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through June 30, 2020.

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

Under the terms of this agreement, as amended, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 amendment converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales. Under the February 2017 amendment, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs.  Agenus was initially eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  As of June 30, 2020, we have paid Agenus an aggregate of $10.0 million in development milestones. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  As of June 30, 2020, we have paid MacroGenics an upfront payment of $150.0 million and milestones totaling $15.0 million.  MacroGenics will be eligible to receive up to an additional $405.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to pemigatinib and our clinical-stage product candidates itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the intellectual property related to the clinical-stage product candidates to Innovent. In addition, we were initially eligible to receive $20.0 million in connection with the first related IND filing in China, up to an additional $129.0 million in potential development and regulatory milestones, and up to $202.5 million in potential sales milestones. We are also eligible to receive tiered royalties from the high-teens to the low-twenties on future sales of products resulting from the collaboration. We retain an option to assist in the promotion of the three product candidates in the Innovent territories. In June 2019, we recognized the $20.0 million milestone for the first related IND filing in China. In April 2020, we recognized a $5.0 million milestone for the FDA approval of pemigatinib as PEMAZYRE.

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

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and PEMAZYRE and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances.

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

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI and TABRECTA by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue and receivable in the period of adjustment.

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

Upon adoption, we assessed each financial asset measured at amortized cost and each available-for-sale debt security held for the impact of the guidance as of January 1, 2020 and noted an insignificant impact due to the minimal credit risk associated with our financial assets subject to ASC 326. As such, it was concluded that a reserve for credit losses was de minimis on the adoption date. Financial assets will continue to be assessed on a quarterly basis in future periods.

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

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 retrospectively to the date of our initial application of ASC 606, and noted that in assessment of our collaborative agreements, there was no material financial statement impact. Our collaborative arrangements and their associated accounting conclusions are described in detail within Note 9 to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. We are currently analyzing the impact of ASU No. 2019-12 on the condensed consolidated financial statements.

Results of Operations

We recorded net income of $290.3 million and basic net income per share of $1.33 and diluted net income per share of $1.32 for the three months ended June 30, 2020, as compared to net income of $105.3 million and basic net income per share of $0.49 and diluted net income per share of $0.48 in the corresponding period in 2019.  We recorded net loss of $430.3 million and basic and diluted net loss per share of $1.98 for the six months ended June 30, 2020, as compared to net income of $207.6 million and basic net income per share of $0.97 and diluted net income per share of $0.96 in the corresponding period in 2019.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
JAKAFI revenues, net	$473.7	$409.5	$933.2	$785.1
ICLUSIG revenues, net	22.8	24.4	50.0	45.0
PEMAZYRE revenues, net	3.8	—	3.8	—
Total product revenues, net	500.3	433.9	987.0	830.1
JAKAVI product royalty revenues	66.2	56.9	122.6	102.5
OLUMIANT product royalty revenues	25.8	19.1	51.3	35.2
TABRECTA product royalty revenues	0.7	—	0.7	—
Total product royalty revenues	92.7	76.0	174.6	137.7
Milestone and contract revenues	95.0	20.0	95.0	60.0
Total revenues	$688.0	$529.9	$1,256.6	$1,027.8

The increase in JAKAFI product revenues for the three months ended June 30, 2020 as compared to the corresponding period in 2019 was comprised of a volume increase of $52.9 million and a price increase of $11.3 million. The increase in JAKAFI product revenues for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was comprised of a volume increase of $135.1 million and a price increase of $13.0 million. Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2020	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2020	$6,530	$54,762	$703	$1,660	$63,655
Allowances for current period sales	28,144	167,522	8,731	662	205,059
Allowances for prior period sales	(160)	485	—	(596)	(271)
Credits/payments for current period sales	(21,898)	(127,476)	(7,513)	—	(156,887)
Credits/payments for prior period sales	(5,753)	(30,174)	(252)	(226)	(36,405)
Balance at June 30, 2020	$6,863	$65,119	$1,669	$1,500	$75,151

Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future product price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available.  Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available. We also adjust our allowance for product returns based on new information regarding actual returns as it becomes available.

We expect our sales allowances to fluctuate from quarter to quarter as a result of the Medicare Part D Coverage Gap, the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.

Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly.

Our milestone and contract revenues for the six months ended June 30, 2020, were derived from a $5.0 million milestone under the Innovent research collaboration and licensing agreement and $90.0 million in milestones under the Novartis collaboration and license agreement. Our milestone and contract revenues for the six months ended June 30, 2019, were derived from a $40.0 million upfront payment and a $20.0 million milestone under the Innovent research collaboration and licensing agreement.

Cost of Product Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Product costs	$3.7	$3.1	$6.9	$6.0
Salary and benefits related	0.9	0.6	1.8	1.3
Stock compensation	0.2	0.2	0.5	0.4
Royalty expense	23.2	20.1	40.7	33.5
Amortization of definite-lived intangible assets	5.4	5.4	10.8	10.8
Total cost of product revenues	$33.4	$29.4	$60.7	$52.0

Cost of product revenues includes all JAKAFI, ICLUSIG and PEMAZYRE related product costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019 was due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Salary and benefits related	$64.9	$57.7	$133.0	$120.7
Stock compensation	32.5	27.6	61.2	55.0
Clinical research and outside services	165.5	177.4	1,129.1	331.2
Occupancy and all other costs	23.7	26.7	48.6	53.0
Total research and development expenses	$286.6	$289.4	$1,371.9	$559.9

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was primarily due to upfront consideration related to our collaborative agreement with MorphoSys recorded during 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $3.5 million and $809.0 million, respectively, for the three and six months ended June 30, 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $25.0 million and $25.3 million, respectively, for the three and six months ended June 30, 2019. Research and development expenses for the three and six months ended June 30, 2020 and 2019 were net of $3.2 million, $4.9 million, $2.4 million and $6.4 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Salary and benefits related	$34.9	$31.4	$71.0	$62.8
Stock compensation	13.6	12.8	27.1	25.8
Other contract services and outside costs	69.5	61.7	131.0	141.3
Total selling, general and administrative expenses	$118.0	$105.9	$229.1	$229.9

The increase in salary and benefits related expense for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. The decrease in other contract services and outside costs for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was due primarily to a decrease in donations to independent non-profit patient assistance organizations in the United States. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2020 was $6.1 million and $12.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2019 was $6.6 million and $13.3 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and six months ended June 30, 2020 and 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and six months ended June 30, 2020, our 50% share of the costs for tafasitamab was $13.3 million and $15.4 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and six months ended June 30, 2020 was $4.8 million and $13.5 million, respectively. Other income (expense), net for the three and six months ended June 30, 2019 was $15.0 million and $24.4 million, respectively. The decrease in other income (expense), net for the six months ended June 30, 2020 primarily relates to a decrease in interest income.

Interest expense.  Interest expense for the three and six months ended June 30, 2020 was $0.6 million and $1.2 million, respectively.  Interest expense for the three and six months ended June 30, 2019 was $0.3 million and $0.7 million, respectively. Included in interest expense for the three and six months ended June 30, 2020 was $0.2 million and $0.4 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes and approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities. Included in interest expense for the three and six months ended June 30, 2019 was $0.2 million and $0.4 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Agenus	$26.2	$0.5	$(2.7)	$11.0
Calithera	1.5	(4.9)	(0.7)	(0.2)
Merus	12.7	(0.4)	6.4	2.1
MorphoSys	27.5	—	17.6	—
Syros	4.4	0.2	3.5	3.5
Total unrealized gain (loss) on long term investments	$72.3	$(4.6)	$24.1	$16.4

Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2020 and was $17.0 million and $33.5 million, respectively. The provision for income taxes for the three and six months ended June 30, 2019 and was $3.4 million and $5.1 million, respectively.  The increase in provision for income taxes for the three and six months ended June 30, 2020 primarily relates to federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards. The increase was also driven by reduced tax benefits for stock-based compensation in the current period.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of June 30, 2020. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2020, we had available cash, cash equivalents and marketable securities of $1.6 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities for the six months ended June 30, 2020 was $414.0 million and net cash provided by operating activities for the six months ended June 30, 2019 was $308.6 million.  The $722.6 million decrease in cash provided by operating activities was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $151.8 million for the six months ended June 30, 2020, which represented purchases of marketable securities of $287.4 million, capital expenditures of $83.1 million and purchases of long term equity investments of $95.5 million, offset in part by the sale of long term investment of $4.5 million and the sale and maturity of marketable securities of $309.7 million. Net cash used in investing activities was $69.7 million for the six months ended June 30, 2019, which represented purchases of marketable securities of $104.0 million and capital expenditures of $65.6 million, offset in part by the sale and maturity of marketable securities of $99.8 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $58.9 million and $13.5 million, respectively, for the six months ended June 30, 2020 and 2019, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of June 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$18.9	$18.9	$—	$—	$—
Interest on convertible senior debt	0.1	0.1	—	—	—
Finance lease liabilities	44.0	1.9	5.9	5.6	30.6
Operating lease liabilities	27.4	11.0	9.9	2.1	4.4
Other non-cancelable obligations	3.2	1.6	1.5	0.1	—
Total contractual obligations	$93.6	$33.5	$17.3	$7.8	$35.0

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2020, marketable securities were $262.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2020, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, and PEMAZYRE in the United States for the treatment of specified cholangiocarcinoma indications and our exclusive licensees sell OLUMIANT (baricitinib), for the treatment of specified rheumatoid arthritis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, and have recently commenced sales efforts for MONJUVI for the treatment of certain lymphoma indications, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

In addition, our receipt of royalties under our collaboration agreements with Novartis for sales of JAKAVI outside the United States and TABRECTA globally and with Eli Lilly and Company for worldwide sales of OLUMIANT will depend on factors similar to those listed above, with similar regulatory, pricing and reimbursement issues driven by applicable regulatory authorities and governmental and third-party payors affecting jurisdictions outside the United States.

If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG and PEMAZYRE are not insignificant and the cost of MONJUVI is similarly expected not to be insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. Our ability to generate revenues will be diminished if we or our collaborators are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by current and potential healthcare reform legislation, and diminished revenues will harm our operating results and financial condition and could adversely affect our ability to conduct our research and development operations.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments due to budgetary constraints relating to the COVID-19 Pandemic, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

We have established commercial capabilities in the United States and outside of the United States, but cannot guarantee that we will be able to enter into and maintain any marketing, distribution or third-party logistics agreements with third-party providers on acceptable terms, if at all. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell any new products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Competition for personnel with experience in sales and marketing can be high. Our expenses associated with building and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of our products.

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

The testing of JAKAFI, ICLUSIG, PEMAZYRE and MONJUVI, the manufacturing, marketing and sale of JAKAFI and PEMAZYRE and the marketing and sale of ICLUSIG and MONJUVI expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:

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

Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or acute graft-versus-host disease and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG, PEMAZYRE and MONJUVI.

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

Factors similar to those listed above also apply to our collaborator Novartis for jurisdictions in which it has development and commercialization rights, to ICLUSIG for jurisdictions outside the United States, to our collaborator Lilly for all jurisdictions and to our collaborator Innovent for PEMAZYRE in the jurisdictions in which it has development and commercialization rights.

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

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and acute graft-versus-host disease and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute improper promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters. Similar risks will exist for our marketing of PEMAZYRE and our and our collaborator MorphoSys’s marketing of MONJUVI.

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

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, in August 2019, Celgene Corporation, now a subsidiary of Bristol-Myers Squibb Company, announced that the FDA had approved INREBIC (fedratinib) for the treatment of myelofibrosis. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board (PTAB) of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs and the PTAB subsequently denied the petitioner’s request for rehearing in May 2018. Nevertheless, the petitioner still has the right separately to challenge the validity of our patent in federal court.  There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

Present and potential competitors for PEMAZYRE and MONJUVI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.

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

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	To protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we currently have limited access to certain of our facilities and instituted additional precautions in our facilities that have reopened , and a significant percentage of our personnel continue to work remotely a significant portion of their time. In the event that governmental authorities were to modify current restrictions or re-establish greater restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions, and we cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and may in the future be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or stay at home orders impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients.

●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic or any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	The deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

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

We have invested significant resources in the development of our most advanced drug candidates. We and our collaborator MorphoSys have submitted a European Marketing Authorization Application with the EMA for tafasitamab in combination with lenalidomide for the treatment of patients with a specified type of lymphoma. Ruxolitinib is in Phase III clinical trials for the treatment of patients with steroid-refractory graft-versus-host disease and patients with COVID-19 and is in other clinical trials. Ruxolitinib cream is in Phase III clinical trials for the treatment of patients with atopic dermatitis and vitiligo. Itacitinib is in Phase III clinical trials for the treatment of patients with chronic graft-versus-host disease.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example: in early 2016, we decided to discontinue the clinical trials of ruxolitinib in pancreatic cancer and solid tumors and itacitinib in pancreatic cancer; and, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. In addition, in January 2020 we announced that itacitinib did not meet the primary endpoint in the Phase III clinical trial for the treatment of patients with acute graft-versus-host disease.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

If we or our collaborators are unable to obtain regulatory approval for our drug candidates in the United States and foreign jurisdictions, we or our collaborators will not be permitted to commercialize products resulting from our research.

In order to commercialize drug products in the United States, drug candidates will have to obtain regulatory approval from the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we or our collaborators, as the case may be, must first show that our or our collaborators’ drug candidates are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us or our collaborators to undertake clinical trials of any drug candidates in addition to our or our collaborators’ compounds currently in clinical trials. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed, and existing clinical trials with our or our collaborators’ drug candidates may be stopped, due to many potential factors, including:

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

Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. For example, in January 2016, a Phase II trial that was evaluating ruxolitinib in combination with regorafenib in patients with relapsed or refractory metastatic colorectal cancer and high C-reactive protein was stopped early after a planned analysis of interim efficacy data determined that the likelihood of the trial meeting its efficacy endpoint was insufficient.  In addition, in February 2016, we made a decision to discontinue our JANUS 1 study, our JANUS 2 study, our other studies of ruxolitinib in colorectal, breast and lung cancer, and our study of INCB39110 in pancreatic cancer after a planned analysis of interim efficacy data of JANUS 1 demonstrated that ruxolitinib plus capecitabine did not show a sufficient level of efficacy to warrant continuation. Also, in April 2018, we along with Merck announced that the ECHO-301 study had been stopped and we also significantly downsized the epacadostat development program and in January 2020 we stopped our Phase III trial of itacitinib for the treatment of acute graft-versus-host-disease. If clinical trials of any of our or our collaborators’ compounds or biologics are stopped for safety, efficacy or other reasons or fail to meet their respective endpoints, our overall development plans, business, prospects, expected operating results and financial condition could be materially harmed and the value of our company could be negatively affected.

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

In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in several recent federal and state proposals, including executive orders issued by the Trump Administration in July 2020, to regulate prices of pharmaceutical products and other health care reforms, any of which could limit the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been several federal congressional inquiries and proposed and enacted federal and state legislation and the July 2020 executive orders designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, reform government program reimbursement methodologies for prescription drugs, allow importation of drugs into the U.S. from other countries and limit allowable prices for drugs to a function of an average international reference price that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including by our revenue potentially being materially adversely affected and our research and development efforts potentially being materially curtailed or, in some cases, ceasing. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to Innovent and to Zai Lab certain Asian rights to some of our clinical stage compounds.  Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., MorphoSys, and Syros Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, we may make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected.

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

Even if we or our collaborators are successful in gaining regulatory approval of any of our or our collaborators’ drug candidates in addition to JAKAFI, OLUMIANT, PEMAZYRE and MONJUVI or acquire rights to approved drug products in addition to ICLUSIG, we may not generate significant product revenues if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our or our collaborators’ drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our or our collaborators’ drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our or our collaborators’ drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our or our collaborators’ competitors in marketing their products.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE and our other drug candidates or for ICLUSIG or MONJUVI. We currently hire third parties to manufacture the raw materials, API and finished drug product of JAKAFI, ICLUSIG, PEMAZYRE and our other drug candidates for clinical trials and our collaborator MorphoSys is currently responsible for sourcing manufacturing of MONJUVI.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI and PEMAZYRE and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 Pandemic in 2020, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic or any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

Risks associated with our operations outside of the United States could adversely affect our business.

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

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of June 30, 2020. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate significant revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE and MONJUVI, for several years, if ever.

We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed above and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG, PEMAZYRE and MONJUVI, we may incur losses if our drug products do not generate significant revenues.

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

If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our drug candidates. The sale of equity or equity-linked securities in the future may be dilutive to our stockholders and may provide for rights, preferences or privileges senior to those of our holders of common stock, and debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness.

Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments, money market funds, U.S. government backed-funds and Treasury assets, which historically have been highly liquid and carried relatively low risk. In recent periods, similar types of investments and money market funds have experienced losses in value or liquidity issues that differ from their historical pattern.

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

We derive a substantial portion of our revenues from royalties, milestone payments and other payments under our collaboration agreements. If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.

We derived a substantial portion of our revenues for the six months ended June 30, 2020 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue.

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

Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.  In addition, having a significant portion of our employees work remotely due to the COVID-19 Pandemic can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.

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

In addition, the European Parliament and the Council of the European Union has adopted a comprehensive general data privacy regulation, known as the GDPR, which governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  Moreover, the European Court of Justice in July 2020 invalidated the Privacy Shield framework that had been in place between the EU and the U.S., which invalidation has created uncertainty about how data can now be shared in a compliant manner. Additionally, the California Consumer Privacy Act (CCPA), effective January 1, 2020, requires, among other things, provision of new disclosures to California consumers, gives such consumers new abilities to opt-out of certain sales of personal information, and affords a private right of action to such consumers if certain data breaches result in the loss or theft of their personal information. The GDPR, CCPAand other similar laws or regulations enacted in the United States or other jurisdictions associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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
10.1†*

Letter agreement, dated May 13, 2020, between the Company and Eli Lilly and Company, together with related Letter of Understanding, dated March 5, 2020, between the Company and Eli Lilly and Company, each relating to License, Development and Commercialization Agreement entered into as of December 18, 2009 by and between the Company and Eli Lilly and Company.

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

INCYTE CORPORATION

Dated: August 4, 2020	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2020	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)