Form 10-Q
period 2020-09-30
INCYTE CORP
filed 2020-11-05
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 218,996,090 as of October 29, 2020.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$1,497,775	$1,832,684
Marketable securities—available-for-sale (amortized cost $236,902; allowance for credit losses $0)	237,025	284,870
Accounts receivable	356,182	308,809
Inventory	17,012	11,400
Prepaid expenses and other current assets	51,431	43,725
Total current assets	2,159,425	2,481,488

Restricted cash and investments	2,663	1,023
Long term investments	222,810	133,657
Inventory	8,697	5,105
Property and equipment, net	498,335	377,567
Finance lease right-of-use assets, net	29,123	29,058
Other intangible assets, net	177,675	193,828
Goodwill	155,593	155,593
Other assets, net	53,109	49,431
Total assets	$3,307,430	$3,426,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,512	$83,647
Accrued compensation	96,391	90,706
Interest payable	56	29
Accrued and other current liabilities	334,315	285,950
Finance lease liabilities	1,978	664
Convertible senior notes	11,900	18,300
Acquisition-related contingent consideration	39,050	34,044
Total current liabilities	606,202	513,340

Acquisition-related contingent consideration	232,950	242,956
Finance lease liabilities	32,848	31,918
Other liabilities	44,597	40,130
Total liabilities	916,597	828,344

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 218,903,097 and 216,177,830 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	219	216
Additional paid-in capital	4,276,667	4,044,490
Accumulated other comprehensive loss	(9,748)	(15,542)
Accumulated deficit	(1,876,305)	(1,430,758)
Total stockholders’ equity	2,390,833	2,598,406
Total liabilities and stockholders’ equity	$3,307,430	$3,426,750

*   The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenues, net	$522,252	$453,998	$1,509,269	$1,284,144
Product royalty revenues	98,391	80,083	272,924	217,726
Milestone and contract revenues	—	17,500	95,000	77,500

Total revenues	620,643	551,581	1,877,193	1,579,370

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	34,322	30,040	95,005	82,034
Research and development	438,109	281,336	1,809,997	841,244
Selling, general and administrative	120,788	102,608	349,934	332,534
Change in fair value of acquisition-related contingent consideration	7,109	3,281	19,790	16,560
Collaboration loss sharing	14,989	—	30,372	—

Total costs and expenses	615,317	417,265	2,305,098	1,272,372

Income (loss) from operations	5,326	134,316	(427,905)	306,998
Other income (expense), net	4,917	11,961	18,396	36,334
Interest expense	(544)	(597)	(1,746)	(1,248)
Unrealized gain (loss) on long term investments	(13,207)	2,339	10,935	18,703

Income (loss) before provision for income taxes	(3,508)	148,019	(400,320)	360,787

Provision for income taxes	11,695	19,748	45,227	24,886

Net income (loss)	$(15,203)	$128,271	$(445,547)	$335,901

Net income (loss) per share:
Basic	$(0.07)	$0.60	$(2.05)	$1.57
Diluted	$(0.07)	$0.59	$(2.05)	$1.55

Shares used in computing net income (loss) per share:
Basic	218,784	215,199	217,684	214,628
Diluted	218,784	217,791	217,684	217,393

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(15,203)	$128,271	$(445,547)	$335,901

Other comprehensive income:
Foreign currency translation	2,532	187	5,085	29
Unrealized (loss) gain on marketable securities, net of tax	(77)	36	48	1,175
Defined benefit pension obligations, net of tax	220	128	661	347
Other comprehensive income	2,675	351	5,794	1,551

Comprehensive income (loss)	$(12,528)	$128,622	$(439,753)	$337,452

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Nine Months Ended September 30, 2020
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2020	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 772,538 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	14,618	—	—	14,619
Issuance of 1,957 shares of Common Stock for services rendered	—	145	—	—	145
Stock compensation	—	42,758	—	—	42,758
Other comprehensive income	—	—	2,435	—	2,435
Net loss	—	—	—	(720,642)	(720,642)
Balances at March 31, 2020	$217	$4,102,011	$(13,107)	$(2,151,400)	$1,937,721
Issuance of 936,688 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 175,615 shares of Common Stock under the ESPP	1	69,193	—	—	69,194
Issuance of 1,403 shares of Common Stock for services rendered	—	139	—	—	139
Issuance of 3,187 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	162	—	—	162
Stock compensation	—	46,406	—	—	46,406
Other comprehensive income	—	—	684	—	684
Net income	—	—	—	290,298	290,298
Balances at June 30, 2020	$218	$4,217,911	$(12,423)	$(1,861,102)	$2,344,604
Issuance of 698,032 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares	1	7,782	—	—	7,783
Issuance of 1,434 shares of Common Stock for services rendered	—	131	—	—	131
Issuance of 134,413 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	6,873	—	—	6,873
Stock compensation	—	43,970	—	—	43,970
Other comprehensive income	—	—	2,675	—	2,675
Net income	—	—	—	(15,203)	(15,203)
Balances at September 30, 2020	$219	$4,276,667	$(9,748)	$(1,876,305)	$2,390,833

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

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(445,547)	$335,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,641	41,188
Stock-based compensation	132,616	124,566
Other, net	8,698	356
Unrealized gain on long term investments	(10,935)	(18,703)
Change in fair value of acquisition-related contingent consideration	19,790	16,560
Changes in operating assets and liabilities:
Accounts receivable	(55,656)	31,482
Prepaid expenses and other assets	(11,384)	9,999
Inventory	(9,204)	(2,913)
Accounts payable	38,865	(8,451)
Accrued and other liabilities	62,196	49,053
Net cash (used in) provided by operating activities	(231,920)	579,038
Cash flows from investing activities:
Purchase of long term investments	(95,468)	—
Sale of long term investment	17,250	—
Capital expenditures	(135,946)	(48,749)
Purchases of marketable securities	(418,698)	(222,157)
Sale and maturities of marketable securities	466,591	213,480
Net cash used in investing activities	(166,271)	(57,426)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	91,596	33,783
Payment of finance lease liabilities	(619)	(626)
Payment of contingent consideration	(31,140)	(16,766)
Net cash provided by financing activities	59,837	16,391
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	5,085	29
Net (decrease) increase in cash, cash equivalents, restricted cash and investments	(333,269)	538,032
Cash, cash equivalents, restricted cash and investments at beginning of period	1,833,707	1,164,986
Cash, cash equivalents, restricted cash and investments at end of period	$1,500,438	$1,703,018
Supplemental Schedule of Cash Flow Information
Interest paid	$119	$119
Income taxes paid	$56,757	$12,398
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$6,992	$—
Unpaid purchases of property and equipment	$12,836	$—
Leased assets obtained in exchange for new operating lease liabilities	$13,020	$6,686
Leased assets obtained in exchange for new finance lease liabilities	$2,160	$29,740

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2019 has been derived from our audited consolidated financial statements.

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

Accounts Receivable.  As of September 30, 2020 and December 31, 2019, we had an immaterial allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2020, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of September 30, 2020.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic.  The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During the nine months ended September 30, 2020, we have delayed the payment of certain employer payroll tax amounts to future periods as allowed under the Act. However, we do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity.  We have further described the expected impact and risks of COVID-19 on our business in the overview to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of tafasitamab under our agreement with MorphoSys, which is described in Note 9 below.

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

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606 and ASC 808. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
JAKAFI revenues, net	$487,783	$433,387	$1,420,968	$1,218,504
ICLUSIG revenues, net	26,380	20,611	76,426	65,640
PEMAZYRE revenues, net	8,089	—	11,875	—
Total product revenues, net	522,252	453,998	1,509,269	1,284,144
JAKAVI product royalty revenues	68,306	58,440	190,856	160,906
OLUMIANT product royalty revenues	28,647	21,643	79,924	56,820
TABRECTA product royalty revenues	1,438	—	2,144	—
Total product royalty revenues	98,391	80,083	272,924	217,726
Milestone and contract revenues	—	17,500	95,000	77,500
Total revenues	$620,643	$551,581	$1,877,193	$1,579,370

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

At September 30, 2020 and December 31, 2019, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2020.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Cash and cash equivalents	$1,497,775	$—	$—	$1,497,775
Debt securities (government)	—	237,025	—	237,025
Long term investments (Note 9)	222,810	—	—	222,810
Total assets	$1,720,585	$237,025	$—	$1,957,610

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Cash and cash equivalents	$1,832,684	$—	$—	$1,832,684
Debt securities (government)	—	284,870	—	284,870
Long term investments (Note 9)	133,657	—	—	133,657
Total assets	$1,966,341	$284,870	$—	$2,251,211

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Acquisition-related contingent consideration	$—	$—	$272,000	$272,000
Total liabilities	$—	$—	$272,000	$272,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Acquisition-related contingent consideration	$—	$—	$277,000	$277,000
Total liabilities	$—	$—	$277,000	$277,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2020
Balance at January 1,	$277,000
Contingent consideration earned during the period but not yet paid	(9,109)
Payments made during the period	(15,681)
Change in fair value of contingent consideration	19,790
Balance at September 30,	$272,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2020 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2020 and December 31, 2019, contingent consideration earned but not yet paid was $9.1 million and $23.0 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
September 30, 2020
Debt securities (government)	$236,902	$123	$237,025

December 31, 2019
Debt securities (government)	$284,795	$75	$284,870

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of September 30, 2020 and December 31, 2019, the available-for-sale debt securities were held in US-government backed funds and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 30% of the accounts receivable balance as of September 30, 2020 and December 31, 2019. For further information relating these collaboration and license agreements, refer to Note 9 to the condensed consolidated financial statements.

In November 2011, we began commercialization and distribution of JAKAFI and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer A	20%	20%	20%	19%
Customer B	13%	14%	13%	14%
Customer C	17%	16%	17%	16%
Customer D	10%	11%	11%	12%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 36% and 39% of the accounts receivable balance as of September 30, 2020 and December 31, 2019, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of September 30, 2020 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$1,275	$1,275
Work-in-process	9,745	8,634
Finished goods	14,689	6,596
	25,709	16,505
Inventories-current	17,012	11,400
Inventories-noncurrent	$8,697	$5,105

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2020, $17.0 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2020, $8.7 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Office equipment	$14,530	$15,303
Laboratory equipment	74,960	70,510
Computer equipment	61,964	59,069
Land	10,447	10,203
Building and leasehold improvements	206,600	208,293
Operating lease right-of-use assets	23,862	19,672
Construction in progress	243,120	116,387
	635,483	499,437
Less accumulated depreciation and amortization	(137,148)	(121,870)
Property and equipment, net	$498,335	$377,567

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building will serve as our new European headquarters and will consist of approximately 100,000 square feet of office space. This building will allow for consolidation of our European operations that are currently located in Geneva and Lausanne, Switzerland. Building permits were granted by the local government authorities in September 2018 and construction activity began immediately thereafter. In June 2019, we obtained control of the Morges building to begin our construction activity. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of September 30, 2020 we have capitalized approximately $23.8 million in on site preparation, design and construction costs.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of September 30, 2020, we have capitalized approximately $148.2 million in costs for construction, ground preparation and architectural and engineering studies. We currently anticipate the facility will be completed in 2021.

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

	September 30,	December 31,
	2020	2019
Current
Operating lease liabilities	$10,713	$9,343
Finance lease liabilities	1,978	664
Noncurrent
Operating lease liabilities	13,424	11,854
Finance lease liabilities	32,848	31,918
Total lease liabilities	$58,963	$53,779

The cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2020 and 2019 was $8.7 million and $8.6 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the nine months ended September 30, 2020 and 2019 was $0.6 million, in financing cash flows.

As of September 30, 2020, our finance and operating leases had a weighted average lease term of approximately 14.9 and 4.9 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.6% and 4.5%, respectively.

For the three and nine months ended September 30, 2020, we incurred approximately $2.9 million and $9.0 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.9 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million and $0.9 million, respectively, of interest expense on our finance lease liabilities. For the three and nine months ended September 30, 2019, we incurred approximately $3.6 million and $10.9 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.1 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million of interest expense on our finance lease liabilities. For the three and nine months ended September 30, 2020 and 2019, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at September 30, 2020			Balance at December 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$93,325	$177,675	$271,000	$77,172	$193,828

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$5,384	$21,536	$21,536	$21,536	$21,536	$86,147

Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2020.

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

Under this agreement, we received an upfront payment and immediate milestone payment totaling $210.0 million and were initially eligible to receive up to $1.2 billion in milestone payments across multiple indications upon the achievement of pre-specified events, including up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the graft-versus-host-disease (“GVHD”) field. We became eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through September 30, 2020.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future TABRECTA net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2020, such royalties payable to Novartis on net sales within the United States totaled $23.9 million and $64.6 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, such royalties payable to Novartis on net sales within the United States totaled $21.2 million and $54.7 million, respectively, and are reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, $83.0 million and $50.2 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the three and nine months ended September 30, 2020 were net of $0.0 million and $0.3 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2019 were net of $0.0 million and $1.0 million, respectively, of costs reimbursed by Novartis. At September 30, 2020 and December 31, 2019, $0.1 million and $0.4 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement for the three and nine months ended September 30, 2020 was $0.0 million and $90.0 million, respectively. Milestone and contract revenue under the Novartis agreement for the three and nine months ended September 30, 2019 was $0.0 million.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2020 was $68.3 million and $190.9 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2019 was $58.4 million and $160.9 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2020 was $1.4 million and $2.1 million, respectively.

Lilly – Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through September 30, 2020.

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

In May 2020, we amended our agreement with Lilly to enable Lilly to develop and commercialize baricitinib for the treatment of COVID-19.  As part of the amended agreement, in addition to the royalties described above, we will be entitled to receive additional royalty payments with rates in the low teens on global net sales of baricitinib for the treatment of COVID-19 that exceed a specified aggregate global net sales threshold.

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

Milestone and contract revenue under the Lilly agreement for the three and nine months ended September 30, 2020 and 2019 was $0.0 million. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2020 was $28.6 million and $79.9 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2019 was $21.6 million and $56.8 million, respectively.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock, reducing our ownership interest to approximately 9.8% as of June 30, 2020. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. In the third quarter of 2020, we sold an aggregate of approximately 2.5 million shares of Agenus Inc. common stock, reducing our ownership interest to approximately 7.7% as of September 30, 2020. The sales transactions were priced at market, with per share pricing ranging from $4.28 to $5.25, resulting in gross proceeds of approximately $12.7 million. While we believe that we continue to be the largest stockholder of Agenus Inc., as a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option.  We will account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the three and nine months ended September 30, 2020, we recorded an unrealized gain of $3.9 million and $1.2 million, respectively, based on the change in fair market value of Agenus Inc.’s common stock during these periods. For the three and nine months ended September 30, 2019, we recorded an unrealized loss of $7.5 million and an unrealized gain of $3.5 million, respectively, based on the change in fair market value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at September 30, 2020 and December 31, 2019 was $56.2 million and $72.3 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2020 also included $0.1 million and $0.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and nine months ended September 30, 2019 also included $0.4 million and $1.3 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At September 30, 2020 and December 31, 2019, a total of $1.5 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense.  The fair market value of our total long term investment in Merus at September 30, 2020 and December 31, 2019 was $38.4 million and $45.1 million, respectively.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of September 30, 2020, we owned approximately 11% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2020, we recorded an unrealized loss of $13.1 million and $6.7 million, respectively, based on the change in fair market value of Merus’ common shares during these periods.  For the three and nine months ended September 30, 2019, we recorded an unrealized gain of $10.1 million and $12.2 million, respectively, based on the change in fair market value of Merus’ common shares during these periods.

For the three and six months ended June 30, 2020, Merus reported within its Form 10-Q total revenues of approximately $6.1 million and $12.4 million, respectively, and net loss of approximately $18.0 million and $34.5 million, respectively, within their condensed consolidated financial statements.

Research and development expenses for the three and nine months ended September 30, 2020 included $1.8 million and $6.0 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and nine months ended September 30, 2019 included $1.4 million and $5.7 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At September 30, 2020 and December 31, 2019, a total of $0.8 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. (“Calithera”). Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158, which is currently in Phase I clinical trials, for hematology and oncology indications. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States.

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

In August 2020, Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. In addition, the total remaining potential development, regulatory and sales milestone payments will be $738.0 million and Calithera will have no further rights to research, develop or co-detail INCB001158 and we will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price. Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at September 30, 2020 and December 31, 2019 was $5.9 million and $9.8 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2020, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2020 we recorded an unrealized loss of $3.2 million and $3.9 million, respectively, based on the change in fair market value of Calithera’s common stock during these periods. For the three and nine months ended September 30, 2019 we recorded an unrealized loss of $1.4 million and $1.6 million, respectively, based on the change in fair market value of Calithera’s common stock during these periods.

Research and development expenses for the three and nine months ended September 30, 2020 also included $2.0 million and $6.4 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and nine months ended September 30, 2019 also included $4.7 million and $14.7 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At September 30, 2020 and December 31, 2019, a total of $0.5 million and $1.1 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. (“MacroGenics”). Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  In 2017, we paid MacroGenics an upfront payment of $150.0 million, which was recorded in research and development expense. MacroGenics was initially eligible to receive up to $420.0 million in future contingent development and regulatory milestones and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In 2018, we paid MacroGenics a $10.0 million and a $5.0 million milestone for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense. In September 2020, we paid MacroGenics a $15.0 million milestone for the achievement of a clinical milestone as part of our collaboration and license agreement, which was recorded in research and development expense.

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

Research and development expenses for the three and nine months ended September 30, 2020 also included $10.6 million and $43.3 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2019 also included $14.1 million and $33.3 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At September 30, 2020 and December 31, 2019, a total of $0.3 million and $1.0 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of September 30, 2020 and December 31, 2019 was $8.3 million and $6.5 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2020, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, we recorded an unrealized loss of $1.7 million and an unrealized gain of $1.8 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.  For the three and nine months ended September 30, 2019, we recorded an unrealized gain of $1.1 million and $4.6 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

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

Research and development expenses for the three and nine months ended September 30, 2020 were net of $1.7 million and $4.3 million, respectively, of costs reimbursed by Innovent. Research and development expenses for the three and nine months ended September 30, 2019 were net of $3.6 million and $4.1 million, respectively, of costs reimbursed by Innovent. At September 30, 2020 and December 31, 2019, $1.4 million and $3.0 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

Research and development expenses for the three and nine months ended September 30, 2020 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Zai Lab. At September 30, 2020 and December 31, 2019, $0.4 million and $0.5 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

In July 2020, we and MorphoSys announced that the FDA approved MONJUVI® (tafasitamab-cxix) in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. MONJUVI was approved under accelerated approval based on overall response rate.

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense.  The fair market value of our long term investment in MorphoSys as of September 30, 2020 was $113.9 million.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2020, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, we recorded an unrealized gain of $0.9 million and $18.5 million, respectively, based on the change in fair market value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab was $15.0 million and $30.4 million, respectively, for the three and nine months ended September 30, 2020 and is recorded as collaboration loss sharing on the condensed consolidated statement of operations.  Research and development expenses for the three and nine months ended September 30, 2020, includes $23.8 million and $51.1 million related to our 55% share of the co-development costs for tafasitamab. At September 30, 2020, $46.8 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to MorphoSys under the agreement.

10.     Stock compensation

We recorded $43.8 million and $132.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. We recorded $43.4 million and $124.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $29.0 million, $90.2 million, $30.5 million and $85.5 million for the three and nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $14.6 million, $41.7 million, $12.8 million and $38.6 million for the three and nine months ended September 30, 2020 and 2019, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.2 million, $0.7 million, $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020 and 2019, we capitalized $0.2 million, $0.5 million, $0.1 million and $0.3 million, respectively, of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Average risk-free interest rates	0.28%	1.74%	0.85%	2.29%	0.13%	1.63%	0.17%	1.94%
Average expected life (in years)	5.15	5.09	4.96	5.28	0.50	0.50	0.50	0.50
Volatility	39%	45%	40%	45%	38%	34%	46%	34%
Weighted-average fair value (in dollars)	36.73	34.83	32.79	32.38	22.83	15.04	19.07	14.53

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2019	12,632,657	$81.42
Options granted	2,068,098	$93.24
Options exercised	(1,975,908)	$52.78
Options cancelled	(444,654)	$91.72
Balance at September 30, 2020	12,280,193	$87.65

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2019	2,602,376	$79.69
RSUs granted	1,313,820	$98.44
PSUs granted	92,347	$106.47
RSUs released	(549,051)	$86.14
PSUs released	(35,455)	$78.85
RSUs cancelled	(114,591)	$84.62
PSUs cancelled	(142,250)	$68.79
Balance at September 30, 2020	3,167,196	$87.45

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

Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended September 30, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at September 30, 2020, no stock compensation expense was recognized.

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

In July 2020, we granted 92,347 PSUs to executives with performance milestones and cliff vesting on the third anniversary from date of grant.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 200% based on the level at which the financial and developmental performance conditions are achieved over the service period which ends December 31, 2022. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended September 30, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at September 30, 2020, no stock compensation expense was recognized.

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2019	9,882,122
Options, RSUs and PSUs granted	(4,755,820)
Options, RSUs and PSUs cancelled	641,542
Balance at September 30, 2020	5,767,844

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2020, was $89.6 million, which is expected to be recognized over the weighted average period of approximately 1.3 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2020, was $139.0 million, which is expected to be recognized over the weighted average period of approximately 1.9 years.  Total compensation cost of PSUs granted but not yet vested, as of September 30, 2020, was $26.9 million, which is expected to be recognized over the weighted average period of 1.6 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Royalties	$92,149	$73,221
Clinical related costs	95,451	88,710
Sales allowances	73,610	59,924
Construction in progress	12,835	12,732
Operating lease liabilities	10,713	9,343
Other current liabilities	49,557	42,020
Total accrued and other current liabilities	$334,315	$285,950

12.     Debt

The components of the convertible senior notes are as follows (in thousands):

			Carrying Amount,
	Interest Rates		September 30,	December 31,
Debt	September 30, 2020	Maturities	2020	2019
1.25% Convertible Senior Notes due 2020	1.25%	2020	$11,900	$18,300

The carrying amount and fair value of our convertible senior notes are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$11,900	$20,747	$18,300	$32,511

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

The 2020 Notes are reflected in current liabilities on the condensed consolidated balance sheet as of September 30, 2020 due to their maturity date of November 15, 2020, unless earlier purchased or converted.

13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2020 was $3.5 million and $10.1 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2019 was $3.0 million and $9.0 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$1,523	$1,263	$4,457	$3,813
Interest cost	49	84	142	253
Expected return on plan assets	(32)	(60)	(93)	(180)
Amortization of prior service cost	54	54	161	161
Amortization of actuarial losses	166	74	500	186
Net periodic benefit cost	$1,760	$1,415	$5,167	$4,233

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $4.0 million to the pension plans in 2020 inclusive of the amounts contributed to the plan during the current period. As of September 30, 2020 and December 31, 2019, $26.2 million and $24.1 million, respectively, of accrued pension obligation is recorded in other long term liabilities on the condensed consolidated balance sheets.

14.     Income taxes

The Company is subject to U.S. federal, state and foreign income taxes. For the three and nine months ended September 30, 2020, we recorded income tax expense of approximately $11.7 million and $45.2 million, respectively.  For the three and nine months ended September 30, 2019, we recorded income tax expense of approximately $19.7 million and $24.9 million, respectively. The decrease in tax expense for the three months ended September 30, 2020 was primarily driven by increased tax benefits for stock-based compensation and foreign derived intangible income. The increase in tax expense for the nine months ended September 30, 2020 was primarily driven by increased federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

As of September 30, 2020, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of September 30, 2020. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $1.5 million during the nine months ended September 30, 2020. The overall net increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits offset by audit settlements in Wisconsin and Italy. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a $0.1 million decrease to noncurrent other liabilities on the condensed consolidated balance sheet.

15.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income (Loss) Per Share
Basic net income (loss) per share	$(15,203)	$128,271	$(445,547)	$335,901
Weighted average common shares outstanding	218,784	215,199	217,684	214,628

Basic net income (loss) per share	$(0.07)	$0.60	$(2.05)	$1.57

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(15,203)	$128,271	$(445,547)	$335,901
Weighted average common shares outstanding	218,784	215,199	217,684	214,628

Dilutive stock options and awards	—	2,592	—	2,765

Weighted average shares used to compute diluted net income (loss) per share	218,784	217,791	217,684	217,393

Diluted net income (loss) per share	$(0.07)	$0.59	$(2.05)	$1.55

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Outstanding stock options and awards	15,447,389	8,893,596	15,447,389	9,457,441
Common shares issuable upon conversion of the 2020 Notes	231,339	368,939	231,339	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	15,678,728	9,262,535	15,678,728	9,826,380

16.    Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We have cooperated with this inquiry.  In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above.  We then became aware that the DOJ had not intervened in the qui tam action, and, to our knowledge, the DOJ has not intervened to date.  We filed an answer to the Complaint on January 22, 2020, and the action is proceeding.  We cannot predict the outcome or the timing of the ultimate resolution of the investigation or qui tam action, or reasonably estimate the possible range of loss, if any, that may result from these matters.  Accordingly, no reserve has been made with respect to these matters as of September 30, 2020.

In the ordinary course of our business, we may become involved in lawsuits, proceedings, and other disputes, including commercial, intellectual property, regulatory, employment, and other matters.  We record a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

17.    Subsequent event

In October 2020, Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy.  We expect to recognize a $20.0 million milestone payment from Lilly during the fourth quarter of 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 previously filed with the SEC.

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE ® (pemigatinib), ICLUSIG® (ponatinib) and MONJUVI® (tafasitamab);

●	our plans to further develop our operations outside of the United States;

●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI, PEMAZYRE, ICLUSIG and MONJUVI;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;

●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

●	expectations with respect to reimbursement for our products;

●	the expected impact of recent accounting pronouncements and changes in tax laws;

●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation;
●	our expectations regarding competition;
●	expectations relating to our new European headquarters and the anticipated completion date for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our European clinical development operations from our offices in Morges, Switzerland, our Japanese office is in Tokyo and we have been conducting operations in Canada since April 2020.

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

We took aggressive, proactive actions early on to protect the health of our employees, and their families, including voluntarily requiring almost all personnel across our global enterprise to work remotely and restricting access to our sites to personnel who were required to perform critical business continuity activities.  In May 2020, we initiated a return to full laboratory work at our facilities in Wilmington, Delaware, as well as a gradual return to office-based working, where allowed under local guidelines, at our offices in North America, Europe and Asia.

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

To date, we have not seen a material effect on the results of our commercial operations, or our manufacturing supply chain, and we have increased manufacturing efforts of ruxolitinib to respond to the COVID-19 Pandemic and to pre-clinical and clinical study requests. New patient starts for JAKAFI treatment decreased as a result of shelter in place and other protective measures, and if decreases in new patient starts occur in future periods, our revenues in future periods could be adversely affected. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs. For example, while we expect ongoing monitoring of already-enrolled patients to continue, difficulties in monitoring may result as a consequence of shelter in place orders and other protective measures implemented by governmental authorities or clinical trial sites.  In addition, new patient recruitment in certain clinical trials has been and may in the future be impacted, in particular with respect to our earlier stage clinical trials. We also expect the conduct of clinical trials may continue to vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Until our return to full laboratory work, our discovery laboratories were staffed by essential personnel, and hence certain discovery programs experienced delays. Still, we caution that the duration and severity of the continuing COVID-19 Pandemic remains uncertain and we may not yet be able to assess its consequences accurately or fully at this time.

Clinical Trials to Address COVID-19

In April 2020, we announced the initiation of a Phase III clinical trial (RUXCOVID) to evaluate the efficacy and safety of ruxolitinib plus standard-of-care (SoC), compared to SoC therapy alone, in patients not on mechanical ventilation and who have COVID-19 associated cytokine storm. Patient recruitment into RUXCOVID has been completed and we expect results to be available before the end of 2020. We sponsor this collaborative study in the United States and our collaboration partner Novartis International Pharmaceutical Ltd. sponsors the study outside of the United States.

We are also conducting a second Phase III clinical trial in multiple geographies, including the United States, to evaluate the efficacy and safety of ruxolitinib plus SoC, compared to SoC therapy alone, in COVID-19 patients on mechanical ventilation and who have acute respiratory distress syndrome (ARDS), a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. The SoC therapy is currently evolving and could be subject to change.

We have launched an Expanded Access Program in the United States to allow eligible patients with COVID-19 associated cytokine storm to receive ruxolitinib.

In April 2020, our collaboration partner Eli Lilly and Company announced that it has entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, to study baricitinib as an arm in NIAID's Adaptive COVID-19 Treatment Trial (ACTT-2). The study is investigating the efficacy and safety of baricitinib as a potential treatment for hospitalized patients diagnosed with COVID-19 in the United States, and Lilly is also planning an expansion to include Europe and Asia.

In September 2020, we and Lilly announced initial results from ACTT-2, where baricitinib in combination with remdesivir reduced the time to recovery in comparison with remdesivir alone. Additional data announced in October 2020 showed that baricitinib plus remdesivir resulted in a numerical decrease in mortality through Day 29 compared to remdesivir alone, with a more pronounced reduction seen in more severely ill patients.

In addition, in June 2020, Lilly announced that the first patient had been enrolled in a Phase III randomized, double-blind, placebo–controlled study (COV-BARRIER) to evaluate the efficacy and safety of baricitinib in hospitalized adults not on mechanical ventilation and who have COVID-19.

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

Graft-versus-host disease. GVHD is a condition that can occur after an allogeneic HSCT (the transfer of genetically dissimilar stem cells or tissue). In GVHD, the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack various tissues. 12-month survival rates in patients with Grade III or IV steroid-

refractory acute GVHD are 50% or less, and the incidence of steroid-refractory acute and chronic GVHD is approximately 3,000 per year in the United States.

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

Cholangiocarcinoma is a rare cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 fusions or rearrangements is increasing, and it is currently estimated that there are 2,000-3,000 patients in the United States, Europe and Japan.

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

Marketed Indications - MONJUVI (tafasitamab-cxix)

In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys' proprietary anti-CD19 antibody tafasitamab (MOR208) globally. The agreement became effective March 2020. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. We have rights to co-commercialize tafasitamab in the United States with MorphoSys, and we have exclusive development and commercialization rights outside of the United States.

In July 2020, we and MorphoSys announced that the FDA approved MONJUVI (tafasitamab-cxix), which is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate.

In August 2020, we and MorphoSys announced that MONJUVI in combination with lenalidomide had been included in the latest National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for B-cell Lymphomas.

DLBCL is the most common type of non-Hodgkin lymphoma in adults worldwide, comprising 40% of all cases. DLBCL is characterized by rapidly growing masses of malignant B-cells in the lymph nodes, spleen, liver, bone marrow or other organs. It is an aggressive disease with ~40% of patients not responding to initial therapy or relapsing thereafter. We estimate that there are ~10.000 patients diagnosed in the United States each year with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL) who are not eligible for ASCT.

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

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from these ongoing trials, we have initiated additional trials, including FIGHT-207, which is a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR.

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

In January 2020, we announced that the Marketing Authorization Application (MAA) for pemigatinib as a treatment of adults with locally advanced or metastatic cholangiocarcinoma (CCA) with an FGFR2 fusion or rearrangement that is relapsed or refractory after at least one line of systemic therapy had been validated by the European Medicines Agency (EMA). In September 2020, we submitted a J-NDA seeking approval for pemigatinib as a treatment for CCA in Japan. In October 2020, we announced that Health Canada accepted the New Drug Submission (NDS) for pemigatinib as a treatment for adults with previously treated, locally advanced or metastatic cholangiocarcinoma with FGFR2 fusion or other rearrangement.

Given the rapidly evolving treatment landscape for bladder cancer and recent regulatory feedback, we are reevaluating our development strategy for pemigatinib in bladder cancer. As part of that reevaluation, new patient recruitment into FIGHT-205, which is assessing pemigatinib in cisplatin-ineligible bladder cancer patients whose tumors express FGFR3 mutation or rearrangement, has been stopped, and we no longer intend to use data from FIGHT-201 to seek accelerated approval for pemigatinib in patients with previously treated bladder cancer whose tumors express FGFR3 mutation or rearrangement.

CD19 antagonism

Tafasitamab is an anti-CD19 antibody and is being investigated as a therapeutic option in B cell malignancies in a number of ongoing and planned combination trials. An open-label Phase II combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL), and the ongoing Phase III B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. First-MIND is a Phase Ib safety trial of tafasitamab as a first-line therapy for patients with DLBCL, and Front-MIND, a placebo-controlled Phase III trial evaluating tafasitamab in combination with lenalidomide added to rituximab plus chemotherapy (R-CHOP) as a first-line therapy for patients with DLBCL, is planned to begin in 2021. A proof-of-concept study of tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies is in preparation, as is a placebo-controlled Phase III trial of tafasitamab added to lenalidomide plus rituximab in patients with relapsed or refractory follicular lymphoma.

PI3Kδ Inhibition

The PI3Kδ pathway mediates oncogenic signaling in B cell malignancies. Parsaclisib is a PI3Kδ inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate parsaclisib in non-Hodgkin lymphomas, and we are currently running Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The FDA has granted orphan drug designation and Fast Track designation to parsaclisib as a treatment for patients with follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

PD-1 Antagonism

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Potentially registration-enabling trials in squamous cell anal carcinoma (SCAC), microsatellite instability-high (MSI-H) endometrial cancer and Merkel cell carcinoma are ongoing.

In September 2020, we announced initial results from the Phase II POD1UM-202 trial of retifanlimab in patients with advanced SCAC who have progressed following standard platinum-based chemotherapy. The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is open for recruitment.

The Phase III POD1UM-304 trial evaluating retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with non-small cell lung cancer (NSCLC) is now recruiting patients, and in October 2020, our collaboration partner Zai Lab announced dosing of the first patient in China.

Retifanlimab has been granted Fast Track designation for the treatment of certain patients with advanced or metastatic MSI-H or DNA mismatch repair (dMMR) endometrial cancer and for the treatment of certain patients with locally advanced or metastatic SCAC. The FDA and EMA have granted orphan drug designation to retifanlimab as a treatment for patients with locally advanced or metastatic SCAC and the FDA has granted orphan drug designation to retifanlimab as a treatment for patients with Merkel cell carcinoma.

Indication and status
ruxolitinib (JAK1/JAK2)

Steroid-refractory chronic GVHD: Phase III (REACH3)[1] primary endpoint met

Myelofibrosis: Phase III with parsaclisib (PI3Kδ) in preparation (1L and inadequate responders to ruxolitinib); Phase II with INCB57643 (BET) and with INCB00928 (ALK2) in preparation

Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis and polycythemia vera: clinical pharmacology studies
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)

pemigatinib (FGFR)	CCA: Phase II (FIGHT-202), Phase III (FIGHT-302); MAA, NDS and J-NDA under review 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207)
tafasitamab (CD19)[2]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); MAA under review

1L DLBCL: Phase Ib (First-MIND); Phase III (Front-MIND) in preparation

r/r follicular lymphoma: Phase III in preparation

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) in preparation

parsaclisib (PI3Kδ)	r/r follicular lymphoma: Phase II (CITADEL-203) r/r marginal zone lymphoma: Phase II (CITADEL-204) r/r mantle cell lymphoma: Phase II (CITADEL-205)
retifanlimab (PD-1)[3]

MSI-high endometrial cancer: Phase II (POD1UM-101); Phase II (POD1UM-204) in preparation

Merkel cell carcinoma: Phase II (POD1UM-201)

SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303) open for recruitment

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

1. INCB01158 licensed from Calithera Biosciences, Inc.

2. Discovery collaboration with Agenus Inc.

3. MCLA-145 development in collaboration with Merus N.V.

Clinical Programs in Inflammation and AutoImmunity (IAI)

Dermatology

Incyte Dermatology has been established as a new franchise in the U.S., which will include dedicated teams for the development and commercialization of our dermatology portfolio.

In April 2020, safety and efficacy data from the two Phase III trials in the TRuE-AD program evaluating ruxolitinib cream in mild-to-moderate atopic dermatitis were presented at the Revolutionizing Atopic Dermatitis (RAD)

virtual symposium; both trials met their primary endpoints. The 44-week long-term safety and efficacy portion of both the TRuE-AD1 and TRuE-AD2 trials are ongoing.

In September 2020, we purchased a priority review voucher from a third party, which had received it through the FDA’s Rare Pediatric Disease Priority Review Voucher Program. The priority review voucher entitles the holder to designate a human drug application for priority review. In September 2020, we notified the FDA that we intend to use the priority review voucher in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of atopic dermatitis.

Atopic dermatitis (AD) is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed and treated adolescent and adult patients with mild to moderate AD.

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

INCB54707 is a JAK1 selective inhibitor undergoing evaluation in patients with hidradenitis suppurativa (HS), a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase IIb trial of INCB54707 is now underway in patients with HS.

Other IAI

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

Atopic Dermatitis. Lilly has conducted a Phase IIa trial and a Phase III program to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in AD.

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate to severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate to severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations.

In January 2020, Lilly announced that baricitinib had been submitted for regulatory review in Europe as a treatment for patients with moderate to severe AD. In October 2020, Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe AD in adult patients who are candidates for systemic therapy.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. The Phase III portion of BRAVE-AA1 is ongoing, as is a second Phase III study, BRAVE-AA2, in adults with severe or very severe alopecia areata.

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

The FDA approval of TABRECTA was based on results from the pivotal GEOMETRY mono-1 study. In the METex14 population (n=97), the confirmed overall response rate was 68% and 41% among treatment-naive (n=28) and previously treated patients (n=69), respectively, based on the Blinded Independent Review Committee (BIRC) assessment per RECIST v1.1. In patients taking TABRECTA, the study also demonstrated a median duration of response of 12.6 months in treatment-naive patients (19 responders) and 9.7 months in previously treated patients (28 responders). The most common treatment-related adverse events (AEs) (incidence ≥20%) are peripheral edema, nausea, fatigue, vomiting, dyspnea, and decreased appetite. In September 2020, we and Novartis announced that GEOMETRY mono-1 results were published in The New England Journal of Medicine.

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

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD); approved in EU Systemic lupus erythematosus: Phase III Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2)
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): FDA and MHLW approved

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

In May 2020, we recognized a $25.0 million development milestone and a $45.0 million regulatory milestone for the FDA approval of capmatinib as TABRECTA. In June 2020, we recognized a $20.0 million regulatory milestone for the MHLW approval of TABRECTA. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $120.0 million for the achievement of sales milestones through September 30, 2020.

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

Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in the aggregate, $149.0 million for the achievement of development milestones and $235.0 million for the achievement of regulatory milestones through September 30, 2020.

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

Under the terms of this agreement, as amended, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. The programs relating to GITR and OX40 and two of the undisclosed targets were profit-share programs until February 2017, while the other targets currently under collaboration are royalty-bearing programs.  The February 2017 amendment converted the programs relating to GITR and OX40 to royalty-bearing programs and removed from the collaboration the profit-share programs relating to the two undisclosed targets, with one reverting to us and one reverting to Agenus.  Should any of those removed programs be successfully developed by a party, the other party will be eligible to receive the same milestone payments as the royalty-bearing programs and royalties at a 15% rate on global net sales.  There are currently no profit-share programs.  For each royalty-bearing product other than GITR and OX40, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR and OX40, Agenus will be eligible to receive 15% royalties on global net sales. Under the February 2017 amendment, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs.  Agenus was initially eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.  As of September 30, 2020, we have paid Agenus an aggregate of $10.0 million in development milestones. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

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

In August 2020, Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. In addition, the total remaining potential development, regulatory and sales milestone payments will be $738.0 million and Calithera will have no further rights to research, develop or co-detail INCB001158 and we will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics. Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012, an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we will have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen.  MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.  As of September 30, 2020, we have paid MacroGenics an upfront payment of $150.0 million and milestones totaling $30.0 million.  MacroGenics will be eligible to receive up to an additional $390.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

MorphoSys

In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG, covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19. MorphoSys gained exclusive worldwide development and commercialization rights to tafasitamab under a June 2010 collaboration and license agreement with Xencor, Inc. Our agreement with MorphoSys became effective in March 2020 after clearance by the German and Austrian antitrust authorities and expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

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

Results of Operations

We recorded net loss of $15.2 million and basic and diluted net loss per share of $0.07 for the three months ended September 30, 2020, as compared to net income of $128.3 million and basic net income per share of $0.60 and diluted net income per share of $0.59 in the corresponding period in 2019.  We recorded net loss of $445.5 million and basic and diluted net loss per share of $2.05 for the nine months ended September 30, 2020, as compared to net income of $335.9 million and basic net income per share of $1.57 and diluted net income per share of $1.55 in the corresponding period in 2019.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
JAKAFI revenues, net	$487.8	$433.4	$1,421.0	$1,218.5
ICLUSIG revenues, net	26.4	20.6	76.4	65.6
PEMAZYRE revenues, net	8.1	—	11.9	—
Total product revenues, net	522.3	454.0	1,509.3	1,284.1
JAKAVI product royalty revenues	68.3	58.4	190.9	160.9
OLUMIANT product royalty revenues	28.6	21.6	79.9	56.8
TABRECTA product royalty revenues	1.4	—	2.1	—
Total product royalty revenues	98.3	80.0	272.9	217.7
Milestone and contract revenues	—	17.5	95.0	77.5
Total revenues	$620.6	$551.5	$1,877.2	$1,579.3

The increase in JAKAFI product revenues for the three months ended September 30, 2020 as compared to the corresponding period in 2019 was comprised of a volume increase of $40.8 million and a price increase of $13.6 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 was comprised of a volume increase of $176.4 million and a price increase of $26.1 million. Our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2020	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2020	$6,530	$54,762	$703	$1,660	$63,655
Allowances for current period sales	42,990	245,476	11,676	739	300,881
Allowances for prior period sales	(160)	790	—	(596)	34
Credits/payments for current period sales	(36,169)	(203,009)	(10,595)	—	(249,773)
Credits/payments for prior period sales	(5,753)	(30,537)	(252)	(307)	(36,849)
Balance at September 30, 2020	$7,438	$67,482	$1,532	$1,496	$77,948

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

Our milestone and contract revenues for the nine months ended September 30, 2020, were derived from a $5.0 million milestone under the Innovent research collaboration and licensing agreement and $90.0 million in milestones under the Novartis collaboration and license agreement. Our milestone and contract revenues for the nine months ended September 30, 2019, were derived from a $40.0 million upfront payment and a $20.0 million milestone under the Innovent research collaboration and licensing agreement and a $17.5 million upfront payment under the Zai Lab collaboration and license agreement.

Cost of Product Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Product costs	$3.9	$2.7	$10.8	$8.7
Salary and benefits related	0.9	0.6	2.7	1.9
Stock compensation	0.2	0.1	0.7	0.5
Royalty expense	23.9	21.2	64.6	54.7
Amortization of definite-lived intangible assets	5.4	5.4	16.2	16.2
Total cost of product revenues	$34.3	$30.0	$95.0	$82.0

Cost of product revenues includes all JAKAFI, ICLUSIG and PEMAZYRE related product costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. The increase in cost of product revenues for the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019 was due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses.

Research and development expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Salary and benefits related	$73.2	$64.9	$206.2	$185.6
Stock compensation	29.0	30.5	90.2	85.5
Clinical research and outside services	308.8	157.5	1,437.9	488.7
Occupancy and all other costs	27.1	28.4	75.7	81.4
Total research and development expenses	$438.1	$281.3	$1,810.0	$841.2

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three months ended September 30, 2020 as compared to the corresponding period in 2019 was primarily due to milestone achievement of $15.0 million under our collaboration and license agreement with MacroGenics and the cost of purchasing an FDA priority review voucher for $120.0 million, which we intend to use in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of atopic dermatitis. In addition, clinical research and outside services expense for the nine months ended September 30, 2020 included upfront consideration of $804.5 million related to our collaborative agreement with MorphoSys contributing to the increase as compared to the corresponding period in 2019. Research and development expenses include upfront and milestone expenses related to our collaborative agreements and priority review voucher of $141.5 million and $950.5 million, respectively, for the three and nine months ended September 30, 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.0 million and $25.3 million, respectively, for the three and nine months ended September 30, 2019. Research and development expenses for the three and nine months ended September 30, 2020 and 2019 were net of $2.1 million, $7.0 million, $5.3 million and $11.6 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Salary and benefits related	$42.1	$33.2	$113.1	$96.0
Stock compensation	14.6	12.8	41.7	38.6
Other contract services and outside costs	64.1	56.6	195.1	197.9
Total selling, general and administrative expenses	$120.8	$102.6	$349.9	$332.5

The increase in salary and benefits related expense for the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2020 was $7.1 million and $19.8 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2019 was $3.3 million and $16.6 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and nine months ended September 30, 2020 and 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and nine months ended September 30, 2020, our 50% share of the costs for tafasitamab was $15.0 million and $30.4 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and nine months ended September 30, 2020 was $4.9 million and $18.4 million, respectively. Other income (expense), net for the three and nine months ended

September 30, 2019 was $12.0 million and $36.3 million, respectively. The decrease in other income (expense), net for the three and nine months ended September 30, 2020 primarily relates to a decrease in interest income.

Interest expense.  Interest expense for the three and nine months ended September 30, 2020 was $0.5 million and $1.7 million, respectively.  Interest expense for the three and nine months ended September 30, 2019 was $0.6 million and $1.2 million, respectively. Included in interest expense for the three and nine months ended September 30, 2020 was $0.2 million and $0.6 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes and approximately $0.3 million and $0.9 million, respectively, of interest expense on our finance lease liabilities. Included in interest expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.6 million, respectively, of non-cash charges to amortize the discount on the 2020 Notes and approximately $0.3 million of interest expense on our finance lease liabilities.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Agenus	$3.9	$(7.5)	$1.2	$3.5
Calithera	(3.2)	(1.4)	(3.9)	(1.6)
Merus	(13.1)	10.1	(6.7)	12.2
MorphoSys	0.9	—	18.5	—
Syros	(1.7)	1.1	1.8	4.6
Total unrealized gain (loss) on long term investments	$(13.2)	$2.3	$10.9	$18.7

Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2020 and was $11.7 million and $45.2 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2019 and was $19.7 million and $24.9 million, respectively. The decrease in tax expense for the three months ended September 30, 2020 was primarily driven by increased tax benefits for stock-based compensation and foreign derived intangible income. The increase in tax expense for the nine months ended September 30, 2020 was primarily driven by increased federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of September 30, 2020. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At September 30, 2020, we had available cash, cash equivalents and marketable securities of $1.7 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash used in operating activities for the nine months ended September 30, 2020 was $231.9 million and net cash provided by operating activities for the nine months ended September 30, 2019 was $579.0 million.  The $810.9 million decrease in cash provided by operating activities was due primarily to cash outflows related to our collaboration and license agreements and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $166.3 million for the nine months ended September 30, 2020, which represented purchases of marketable securities of $418.7 million, capital expenditures of $135.9 million and purchases of long term equity investments of $95.5 million, offset in part by the sale of long term investment of $17.3 million and the sale and maturity of marketable securities of

$466.6 million. Net cash used in investing activities was $57.4 million for the nine months ended September 30, 2019, which represented purchases of marketable securities of $222.2 million and capital expenditures of $48.7 million, offset in part by the sale and maturity of marketable securities of $213.5 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $59.8 million and $16.4 million, respectively, for the nine months ended September 30, 2020 and 2019, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of September 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Principal on convertible senior debt	$12.0	$12.0	$—	$—	$—
Interest on convertible senior debt	0.1	0.1	—	—	—
Finance lease liabilities	45.5	3.0	6.9	5.6	30.0
Operating lease liabilities	30.2	12.6	11.3	2.0	4.3
Other non-cancelable obligations	3.2	1.1	1.9	0.2	—
Total contractual obligations	$91.0	$28.8	$20.1	$7.8	$34.3

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2020, marketable securities were $237.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2020, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, and PEMAZYRE in the United States for the treatment of specified cholangiocarcinoma indications and our exclusive licensees sell OLUMIANT (baricitinib), for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, and have recently commenced sales efforts for MONJUVI for the treatment of certain lymphoma indications, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG, PEMAZYRE and MONJUVI are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. Our ability to generate revenues will be diminished if we or our collaborators are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by current and potential healthcare reform legislation, and diminished revenues will harm our operating results and financial condition and could adversely affect our ability to conduct our research and development operations.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments due to budgetary constraints relating to the COVID-19 Pandemic, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and acute graft-versus-host disease and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute improper promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters. Similar risks exist for our marketing of PEMAZYRE and our and our collaborator MorphoSys’s marketing of MONJUVI.

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

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	To protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we currently have limited access to certain of our facilities and instituted additional precautions in our facilities that have reopened, and a significant

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
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions, and we cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and may in the future be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or stay at home orders impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients.
●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	The deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

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

Even if any of our applications receives an FDA priority review designation (including based on a priority review voucher, one of which we recently acquired and intend to use in connection with our submission seeking FDA approval of ruxolitinib cream for atopic dermatitis), this designation may not result in faster review or approval for our product candidate compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval of our product candidate by FDA.

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

Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts have from time to time occurred, and may in the future arise, relating to, among other things, disputes about the achievement and payment of milestone amounts, the ownership of intellectual property that is developed during the course of a collaborative relationship or the operation or interpretation of other provisions in our collaboration agreements.  These disputes could lead to litigation or arbitration, which could be costly and divert the efforts of our management and scientific staff, and could diminish the expected effectiveness of the collaboration.

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

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 Pandemic in 2020, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, drug development activities in Japan and are in the process of opening an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

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

Due to historical net losses, we had an accumulated deficit of $1.9 billion as of September 30, 2020. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived a substantial portion of our revenues for the nine months ended September 30, 2020 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue.

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

In addition, the European Parliament and the Council of the European Union has adopted a comprehensive general data privacy regulation, known as the GDPR, which governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  Moreover, the European Court of Justice in July 2020 invalidated the Privacy Shield framework that had been in place between the EU and the U.S., which invalidation has created uncertainty about how data can now be shared in a compliant manner. Additionally, the California Consumer Privacy Act (CCPA), effective January 1, 2020, requires, among other things, provision of new disclosures to California consumers, gives such consumers new abilities to opt-out of certain sales of personal information, and affords a private right of action to such consumers if certain data breaches result in the loss or theft of their personal information. The GDPR, CCPA and other similar laws or regulations enacted in the United States or other jurisdictions associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1#*	Form of Global Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

10.2#*	Form of Global Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

10.3#*	Form of Performance Share Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

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

INCYTE CORPORATION

Dated: November 5, 2020	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)