Form 10-K
period 2020-12-31
INCYTE CORP
filed 2021-02-09
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2020) was approximately $19.1 billion.

As of February 2, 2021 there were 219,843,497 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Delinquent Section 16(a) Reports), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Stockholders to be held on May 26, 2021.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE ® (pemigatinib), ICLUSIG® (ponatinib) and MONJUVI® (tafasitamab-cxix);
●	our plans to further develop our operations outside of the United States;
●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize JAKAFI, PEMAZYRE, ICLUSIG and MONJUVI;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
●	expectations with respect to reimbursement for our products;
●	the expected impact of recent accounting pronouncements and changes in tax laws;
●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation;
●	our expectations regarding competition;

●	expectations relating to our new European headquarters and the anticipated completion date for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company.

●	We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
●	If we or our collaborators are unable to obtain, or maintain at anticipated levels, reimbursement for JAKAFI/JAKAVI or our other products from government and other third-party payors, our results of operations and financial condition could be harmed.
●	A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
●	If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
●	If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
●	If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
●	If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
●	Competition for our products, in particular JAKAFI/JAKAVI, could harm our business and result in a decrease in our revenue.
●	The COVID-19 pandemic and measures to address the pandemic have adversely affected and can in the future adversely affect our business and results of operations.
●	We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
●	If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
●	Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
●	Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
●	If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
●	If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
●	Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
●	Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

●	We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.
●	We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.
●	Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.
●	If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
●	The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
●	As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
●	If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
●	If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
●	We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
●	Risks associated with our operations outside of the United States could adversely affect our business.
●	If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
●	Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
●	We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
●	If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
●	Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position.
●	If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
●	Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
●	Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
●	If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
●	International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
●	Increasing use of social media could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

Item 1.  Business

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global commercial and clinical development operations. We also conduct commercial and clinical development operations from our European headquarters in Morges, Switzerland and clinical development operations from our Japanese office in Tokyo.

As described in more detail below, our business is composed of three franchises that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed.

Hematology and Oncology

Our hematology and oncology franchise is comprised of four approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix), PEMAZYRE (pemigatinib) and ICLUSIG (ponatinib), as well as numerous clinical development programs.

JAKAFI (ruxolitinib)

JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis (MF), in December 2014 for the treatment of adults with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (GVHD) in adult and pediatric patients 12 years and older. Myelofibrosis and polycythemia vera are both myeloproliferative neoplasms (MPNs), a type of rare blood cancer, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (HSCT). Under our collaboration agreement with our collaboration partner Novartis Pharmaceutical International Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

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

PEMAZYRE (pemigatinib)

In April 2020, we announced that the FDA approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) kinase inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first and only FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response (DOR).

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

Clinical Programs in Hematology and Oncology

Ruxolitinib and itacitinib

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

In July 2020, we and Novartis announced that REACH3 met its primary endpoint of superior ORR at Month 6 with ruxolitinib treatment compared to best available therapy (BAT), as well as both key secondary endpoints, significantly improving patient-reported symptoms and failure-free survival. No new safety signals were observed, and the ruxolitinib safety profile in REACH3 was consistent with that seen in previously reported studies in steroid-refractory chronic GVHD. Additional data announced in December 2020 showed that best overall response (BOR) rate, defined as any response up to week 24, was achieved in a significantly higher percentage of patients with ruxolitinib therapy compared to BAT. An sNDA seeking FDA approval of ruxolitinib in steroid-refractory chronic GVHD has been submitted.

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

Based on positive Phase II data, we have opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), respectively. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are in preparation, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating both internally-discovered compounds, including itacitinib (JAK1), and candidates from collaboration partners.

Tafasitamab

Tafasitamab is an anti-CD19 antibody and is being investigated as a therapeutic option in B cell malignancies in a number of ongoing and planned combination trials. An open-label Phase II combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL), and the ongoing Phase III B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. firstMIND is a Phase Ib safety trial of tafasitamab as a first-line therapy for patients with DLBCL, and frontMIND, a placebo-controlled Phase III trial evaluating tafasitamab in combination with lenalidomide added to rituximab plus chemotherapy (R-CHOP) as a first-line therapy for patients with DLBCL, is planned to begin in 2021.

A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is now recruiting patients, and we are preparing to initiate both a proof-of-concept study of tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies and a proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL.

In May 2020, we announced the validation of the European Marketing Authorization Application (MAA) for tafasitamab seeking approval of tafasitamab in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with r/r DLBCL; the validation of the MAA by the European Medicines Agency (EMA) confirms that the submission is ready to enter the formal review process. In January 2021, we announced that Health Canada accepted the New Drug Submission (NDS) for tafasitamab in combination with lenalidomide, followed by tafasitamab monotherapy, as a treatment for adults with r/r DLBCL.

Pemigatinib

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

In January 2021, we announced that the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending the conditional marketing authorization of pemigatinib for the treatment of adults with unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that is relapsed or refractory, after at least one line of systemic therapy. In September 2020, we submitted a J-NDA seeking approval for pemigatinib as a treatment for CCA in Japan. In October 2020, we announced that Health Canada accepted the New Drug Submission (NDS) for pemigatinib as a treatment for adults with previously treated, locally advanced or metastatic cholangiocarcinoma with FGFR2 fusion or other rearrangement.

Parsaclisib

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

In December 2020, we announced preliminary results from the ongoing CITADEL monotherapy development program, which was designed to enable registration of parsaclisib. Results from four cohorts were presented at the American Society of Hematology (ASH), including in r/r follicular lymphoma (CITADEL-203), in BTK-naïve r/r marginal zone lymphoma (CITADEL-204) and in both BTK-naïve and BTK-experienced r/r mantle cell lymphoma (CITADEL-205).

Retifanlimab

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

In January 2021, we announced that the FDA had accepted for Priority Review the Biologics License Application (BLA) for retifanlimab as a treatment for previously treated patients with advanced squamous cell carcinoma of the anal canal (SCAC) who have progressed following standard platinum-based chemotherapy. The BLA submission was based on data from the Phase II POD1UM-202 trial of retifanlimab in patients with advanced SCAC who have progressed following standard platinum-based chemotherapy, preliminary results of which were presented at ESMO in September 2020. The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is underway.

The Phase III POD1UM-304 trial is evaluating retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with non-small cell lung cancer (NSCLC), and in October 2020, our collaboration partner Zai Lab announced dosing of the first patient in China.

Retifanlimab has been granted Fast Track designation for the treatment of certain patients with advanced or metastatic MSI-H or DNA mismatch repair (dMMR) endometrial cancer, for the treatment of certain patients with locally advanced or metastatic SCAC and for the treatment of Merkel cell carcinoma (MCC). The FDA and EMA have granted orphan drug designation to retifanlimab as a treatment for patients with locally advanced or metastatic SCAC and the FDA has granted orphan drug designation to retifanlimab as a treatment for patients with MCC.

Indication and status
ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD[1]: sNDA submitted
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II in preparation
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II in preparation
itacitinib (JAK1)	Myelofibrosis: Phase II (low platelets)
ruxolitinib + CK0804[2] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); MAA and NDS under review

1L DLBCL: Phase Ib (firstMIND); Phase III (frontMIND) in preparation

r/r follicular & marginal zone lymphomas: Phase III (inMIND) in preparation

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) in preparation

r/r B-cell malignancies: PoC with lenalidomide and plamotamab in preparation[4]

pemigatinib (FGFR)	CCA: Phase II (FIGHT-202), Phase III (FIGHT-302); NDS and J-NDA under review 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207)
parsaclisib (PI3Kδ)	r/r follicular lymphoma: Phase II (CITADEL-203) r/r marginal zone lymphoma: Phase II (CITADEL-204) r/r mantle cell lymphoma: Phase II (CITADEL-205)
retifanlimab (PD-1)[5]	MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303) NSCLC: Phase III (POD1UM-304)

1. Clinical development of ruxolitinib in GVHD conducted in collaboration with Novartis.

2. Development collaboration with Cellenkos, Inc.

3. tafasitamab development in collaboration with MorphoSys.

4. Clinical collaboration with MorphoSys and Xencor, Inc. to investigate the combination of tafasitamab plus lenalidomide in combination with Xencor’s CD20xCD3 XmAb bispecific antibody, plamotamab.

5. retifanlimab licensed from MacroGenics.

Earlier-Stage Development Programs in Hematology and Oncology

We also have a number of other earlier-stage clinical programs in hematology and oncology, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB01158 (ARG)[1], INCB81776 (AXL/MER), epacadostat (IDO1), INCB86550 (PD-L1), INCB106385 (A2A/A2B)
Monoclonal antibodies[2]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[3]

1. INCB01158 licensed from Calithera Biosciences, Inc.

2. Discovery collaboration with Agenus Inc.

3. MCLA-145 development in collaboration with Merus N.V.

Inflammation and AutoImmunity (IAI)

We do not yet have any approved products in IAI.  In anticipation of the potential FDA approval of our most advanced program, ruxolitinib cream for use in mild-to-moderate atopic dermatitis (AD), we recently established Incyte Dermatology as a new commercial franchise in the United States.

Clinical Programs in Dermatology

Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis and vitiligo.

In April 2020, safety and efficacy data from the two Phase III trials in the TRuE-AD program evaluating ruxolitinib cream in mild-to-moderate atopic dermatitis (AD) were presented at the Revolutionizing Atopic Dermatitis (RAD) virtual symposium; both trials met their primary endpoints. The 44-week long-term safety and efficacy portion of both the TRuE-AD1 and TRuE-AD2 trials have been completed.

In September 2020, we purchased a priority review voucher (PRV) from a third party, with the intent to use it in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of AD. In December 2020, we submitted an NDA along with the PRV, seeking approval for ruxolitinib cream as a treatment for patients with AD.

AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed adolescent and adult patients with AD.

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

We are also developing INCB54707, which is an oral small molecule selective JAK1 inhibitor. INCB54707 is undergoing evaluation in patients with hidradenitis suppurativa (HS), a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase IIb trial of INCB54707 is underway in patients with HS.

Clinical Programs in Other IAI

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

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III (TRuE-AD1, TRuE-AD2; primary endpoint met); NDA submitted Vitiligo: Phase III (TRuE-V1, TRuE-V2; recruitment complete in both trials)
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.

Collaborative Partnered Programs

As described below under “—License Agreements and Business Relationships,” we are eligible for milestone payments and royalties on certain products that we licensed to third parties. These include OLUMIANT (baricitinib), which is licensed to our collaborative partner Eli Lilly and Company, and JAKAVI (ruxolitinib) and TABRECTA (capmatinib), which are licensed to Novartis.

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

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. An sNDA for baricitinib has been submitted by Lilly for the treatment of patients with AD.

In January 2020, Lilly announced that baricitinib had been submitted for regulatory review in Europe as a treatment for patients with moderate-to-severe AD. In October 2020, Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe AD in adult patients who are candidates for systemic therapy. In December 2020, baricitinib was approved by the MHLW for the treatment of patients with moderate-to-severe AD.

Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has conducted a Phase II trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12. The potential impact of baricitinib on the IFN pathway is highly relevant to SLE, as clinical and preclinical studies have established that this pathway is involved in the pathogenesis of SLE. Lilly is currently running two Phase III trials of baricitinib in patients with SLE, BRAVE I and BRAVE II.

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

Indication and status
baricitinib (JAK1/JAK2)[1]

Atopic dermatitis: Phase III (BREEZE-AD); approved in European Union and Japan; sNDA submitted

Systemic lupus erythematosus: Phase III (BRAVE I, BRAVE II)

Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2)

capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in United States and Japan

1. baricitinib licensed to Lilly.

2. capmatinib licensed to Novartis.

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 6 of notes to our consolidated financial statements included in Item 8 of this report.

Out-License Agreements

Novartis

In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to ruxolitinib and certain back up compounds for hematologic and oncology indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back up compounds in all indications. We retained options to co-develop and to co-promote capmatinib in the United States. In April 2016, we amended this agreement to provide that Novartis has exclusive research, development and commercialization rights outside of the United States to ruxolitinib (excluding topical formulations) in the GVHD field.

Lilly

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back up compounds for inflammatory and autoimmune diseases. In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to pemigatinib and our clinical-stage product candidates itacitinib and parsaclisib in hematology and oncology indications in mainland China, Hong Kong, Macau and Taiwan.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with a subsidiary of Zai Lab Limited. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We retained an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

In-License Agreements

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. Under the terms of this agreement, as amended in February 2017, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3. In addition to the initial four program targets, we and Agenus have the option to jointly nominate and pursue additional targets within the framework of the collaboration, and in November 2015, three more targets were added, two of which were removed from the collaboration under the February 2017 amendments.

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

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158 (CB-1158), which is currently in Phase II clinical trials, for multiple myeloma.

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

COVID-19

In December 2019, coronavirus disease of 2019, or COVID-19, was first reported in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic (“the COVID-19 Pandemic”).  We and our collaboration partners Lilly and Novartis initiated a number of clinical trials to address COVID-19.

In April 2020, we announced the initiation of a Phase III clinical trial (RUXCOVID) to evaluate the efficacy and safety of ruxolitinib plus standard-of-care (SoC), compared to SoC therapy alone, in patients not on mechanical ventilation and who have COVID-19 associated cytokine storm. We sponsored this collaborative study in the United States and our collaboration partner Novartis International Pharmaceutical Ltd. sponsored the study outside of the United States.

In December 2020, we announced initial results from RUXCOVID, where treatment with ruxolitinib plus SoC did not prevent complications compared to SoC treatment alone in patients with COVID-19 associated cytokine storm. The RUXCOVID study has been completed and the data will be further analyzed to determine any potential impact on other studies of ruxolitinib in patients with COVID-19, including our Expanded Access Program in the United States, which allows eligible patients with severe COVID-19 associated cytokine storm to receive ruxolitinib.

A second Phase III clinical trial remains ongoing in multiple geographies, including the United States, to evaluate the efficacy and safety of ruxolitinib plus SoC, compared to SoC therapy alone, in COVID-19 patients on mechanical ventilation and who have acute respiratory distress syndrome (ARDS), a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs. The SoC therapy is currently evolving and could be subject to change.

In April 2020, Lilly announced that it has entered into an agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, to study baricitinib as an arm in NIAID's Adaptive COVID-19 Treatment Trial (ACTT-2). The study is investigating the efficacy and safety of baricitinib as a potential treatment for hospitalized patients diagnosed with COVID-19 in the United States, and Lilly is also planning an expansion to include Europe and Asia.

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

In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine.

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

To succeed in our objective to discover and advance novel therapeutics that address serious unmet medical needs, we have established a broad range of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, pharmacological and translational sciences and ADME (absorption, distribution, metabolism and excretion) assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.

In addition to our small molecule expertise, we have added biotherapeutic antibody discovery capabilities. The collaboration with Agenus has provided us with access to their antibody discovery platform and provided us with both clinical antibodies and pre-clinical candidates. We have expanded our discovery scope to include bispecific antibodies through a collaboration with Merus. We are complementing these collaborations by building in-house antibody discovery, pharmacology, ADME and CMC capabilities and will partner these efforts with our small molecule portfolio.

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

Incyte’s Commercial Strategy

Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that a company of our size can successfully compete. We currently commercialize three compounds in the United States and one in Europe.

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

In April 2020, we received regulatory approval of PEMAZYRE (pemigatinib) in the United States for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma (CCA) with an FGFR2 fusion or other rearrangement. We are focused on increasing the utilization of molecular profiling in CCA to support identification of appropriate patients for PEMAZYRE.

In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys' proprietary anti-CD19 antibody tafasitamab globally. In July of 2020, MONJUVI (tafasitamab-cxix), in combination with lenalidomide, was FDA approved for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. MONJUVI is being co-commercialized by us and MorphoSys in the United States.

We have expanded the marketing, medical, sales and operational infrastructure to support the commercialization of JAKAFI, PEMAZYRE and MONJUVI in the United States.

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

We are continuing to expand our marketing, medical and operational infrastructure within the United States and outside of the United States to prepare for potential approval of other products.

For certain other compounds, including rights to ruxolitinib outside the United States and global rights to capmatinib, which have both been licensed to Novartis, and global rights to baricitinib, which have been licensed to Lilly, we have established and may in the future establish collaborations or strategic relationships to support development and commercialization in certain territories or therapeutic areas where we do not have or do not want to build expertise. We believe the key benefits to entering into such strategic relationships include the potential to expedite the development and commercialization of certain of our compounds, as well as the opportunity to receive upfront payments and future milestones and royalties in exchange for certain rights to those compounds.

Patents and Other Intellectual Property

We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trademark, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned or licensed by us that cover aspects of all our drug products and drug candidates. The patents and patent applications relating to our drug products and drug candidates generally include claims directed to the compounds, methods of using the compounds, formulations of the compounds, pharmaceutical salt forms of the compounds, and methods of manufacturing the compounds. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. The following table sets forth the status of the patents and patent applications in the United States, the European Union, and Japan for our approved medicines and for those compounds in our portfolio that have been submitted to regulatory authorities seeking approval or are in registration-directed clinical trials:

Drug/Drug Candidate (Target)	Status of U.S. Composition of Matter Patent Estate (Earliest Anticipated Expiration Including PTE Extensions where granted)[3]	Status of EU Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]	Status of Japan Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]
ruxolitinib (JAK)[1,2]	Granted and pending (2027)	Granted and pending (2027)	Granted and pending (2028)
baricitinib (JAK)	Granted and pending (2030)[5]	Granted and pending (2032)	Granted and pending (2033)
itacitinib (JAK)	Granted and pending (2032)[4]	Granted and pending (2031)[4]	Granted and pending (2031)[4]
capmatinib (MET)	Granted and pending (2027)[5]	Granted and pending (2027)[4]	Granted and pending (2027)[4]
parsaclisib (PI3Kδ)	Granted and pending (2033)[4]	Granted and pending (2032)[4]	Granted and pending (2032)[4]
pemigatinib (FGFR)	Granted and pending (2035)[5]	Granted and pending (2033)[4]	Granted and pending (2033)[4]
ponatinib (BCRABL)		Granted and pending (2026)
retifanlimab (PD-1)[6]	Granted and pending (2036)[4]	Pending (2036)[4]	Pending (2036)[4]
tafasitamab (CD19)	Granted and pending (2029)[5]	Granted (2027)[4]	Granted (2027)[4]

1. Ruxolitinib cream formulation patents are issued in the United States, European Union and Japan with anticipated expiration dates of 2031 respectively, not including patent term extensions that will be sought upon regulatory approval.

2. Once-a-day (QD) ruxolitinib formulation patents are issued in the United States, but pending in the European Union and Japan with anticipated expiration dates of 2033 respectively, not including patent term extensions that will be sought upon regulatory approval.

3. Subject to the payment of maintenance fees.

4. Respective patent term extension/supplementary protection certificate (SPC) will be sought upon approval by the respective regulatory agency.

5. Patent term extension has been applied for and being sought.

6. Retifanlimab licensed from MacroGenics.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, Calithera, MacroGenics, MorphoSys, and Merus, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

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

Competition

Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI, and our drug candidates.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI or our drug candidates.

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

The European Medicines Agency implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use). A positive opinion on the MAA by the CHMP then needs to be endorsed by the European Commission. Accelerated assessment might be granted by the CHMP in exceptional cases, in which case the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days (excluding clock stops) and the opinion issued thereafter.

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

Manufacturing

Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, PEMAZYRE or our drug candidates. In addition, we expect for the foreseeable future to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for any drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.

Manufacturing of our Products

Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.

We contract with third parties to manufacture JAKAFI, ICLUSIG, PEMAZYRE and our drug candidates for clinical and commercial purposes. Our collaborator MorphoSys is currently responsible for sourcing manufacturing of MONJUVI. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI, we have two qualified third-party contract manufacturers from which we can source drug substance. The manufacturing of ponatinib, the API for ICLUSIG, is the sole responsibility of Takeda, the intellectual property holder. We procure API from Takeda, which outsources the API manufacturing to a third party.  For pemigatinib, the API for PEMAZYRE, we have one qualified third-party contract manufacturer from which we can source drug substance.

We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI and ICLUSIG, we have two qualified third-party manufacturers from which we can source commercial drug product.  Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes. For PEMAZYRE, we have one qualified third-party manufacturer from which we can source commercial drug product.

We may not be able to obtain sufficient quantities of any of our raw materials, drug candidates, API, or finished goods if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business. Similar risks apply to our supply of MONJUVI under our collaboration with MorphoSys.

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

In July 2018, we purchased land located in Yverdon, Switzerland for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018 and we currently expect the facility will be operational in the second half of 2021.

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

Access to Supplies and Materials

Our third-party manufacturers need access to certain supplies and products to manufacture JAKAFI, ICLUSIG, PEMAZYRE and our drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture JAKAFI, ICLUSIG, PEMAZYRE and our drug candidates, they may be unable to ship JAKAFI, ICLUSIG and PEMAZYRE for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Human Capital

Our human capital management philosophy is committed to promoting an environment where our colleagues are fulfilled and valued. We promote a company culture based on scientific excellence as we seek to create new treatments; we are creative in our development strategies; and we seek positive collaboration with each other. Working collaboratively is of the utmost importance as we aim to change the treatment landscape for patients with cancer and inflammatory and autoimmune diseases. It is our goal to conduct business in a manner that does not compromise the health of people nor the state of the environment. It is our policy to comply with all applicable environmental health and safety (EHS) regulatory requirements and seek to continually improve our EHS management systems. A strong safety culture is a fundamental part of how we work, and our philosophy is that everyone at Incyte has a responsibility to create and maintain a safe and healthy workplace with a goal to reduce risk and prevent injuries.

We appreciate one another’s differences and strengths and are proud to be an Equal Opportunity Employer. We value diversity of backgrounds and perspectives and our policy is that we do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws. Further, we have policies in place that prohibit harassment of all kinds. At Incyte, we prohibit retaliation in all forms and are committed to encouraging a culture where employees can freely ask questions and raise concerns. Our management team makes themselves available to all employees and quarterly global Town Hall events allow for open question and answer dialogue.

We believe that creative solutions are best achieved by diverse teams working together, and inclusion is therefore essential to Incyte. Diversity of thoughts, backgrounds, perceptions and ideas help us create the medical solutions that patients require, and represent the lifeblood of organizations such as ours. We have recently formed an Inclusion Committee, which is co-chaired by our Chief Executive Officer and our Head of Human Resources, to bring forth actionable plans across multiple focus areas. We have expanded our recruitment searches to include organizations and websites dedicated to Black candidates. We have also partnered with Jopwell, to aid connections with Black and other underrepresented candidates for non-science jobs and we are participating in the reputable Scientific Mentoring & Diversity Program (SMDP) mentoring program that pairs primarily Black and Brown students, who are post baccalaureate and graduate students with mentors who work at biopharmaceutical companies. We additionally post all of our open positions on the Historically Black Colleges and Universities career pages.

We offer what we believe is a competitive compensation package, which allows 100% of global Incyte employees to participate in our annual incentive compensation plan as well as annual equity-based grants. We seek to ensure our compensation package remains competitive by benchmarking against our peers several times annually as well as conducting twice per year compensation reviews to confirm that our employees are being compensated fairly, equitably and in accordance with our pay structures and job levels. In addition, we offer what we believe is a competitive benefits package, which includes an option to participate in our Employee Stock Purchase Plan for both full-time and part-time employees working at least 20 hours per week. We believe that our health insurance coverage is industry-leading, as it provides 100% coverage for full-time employees and is 95% subsidized for part-time employees working at least 20 hours per week in the United States. Beyond compensation and benefits, we are committed to supporting our colleagues in their professional development. Opportunities for growth are provided through challenging job assignments, performance management and training opportunities. Globally, all full-time employees are eligible for tuition reimbursement. We believe these professional opportunities enhance our colleagues’ skills, career aspirations and job satisfaction as well as provide personal enrichment.

As of December 31, 2020, we had 1,773 employees, including 930 in research and development, 161 in medical affairs, 438 in sales and marketing and 244 in operations support, finance and administrative positions. Geographically, 1,381 employees were based in the United States and Canada, 356 employees were based in Europe and 36 employees were based in Asia. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A.  Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States for the treatment of specified cholangiocarcinoma indications, and MONJUVI in the United States for the treatment of certain lymphoma indications and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

The commercial success of JAKAFI and our ability to maintain and continue to increase revenues from the sale of JAKAFI will depend on a number of factors, including:

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

MONJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Potential competitors for PEMAZYRE could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.

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

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	To protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we currently have limited access to certain of our facilities and instituted additional precautions in our facilities that have reopened, and a significant percentage of our personnel continue to work remotely a significant portion of their time. In the event that governmental authorities were to modify current restrictions or re-establish greater restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 Pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and may in the future be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or stay at home orders impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients.
●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience capacity constraints and delays in producing materials for our drug products and product candidates if they are required, under the U.S. Defense Production Act or similar governmental mandates, to prioritize production of raw materials, supplies, drugs or vaccines to address COVID-19. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	Any deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

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

We depend heavily on the success of our most advanced drug candidates. We and our collaborators might not be able to commercialize any of our or their drug candidates successfully, and we may spend significant time and money attempting to do so.

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

Even if any of our applications receives an FDA priority review designation (including based on a priority review voucher, one of which we recently acquired and used in connection with our submission seeking FDA approval of ruxolitinib cream for atopic dermatitis), this designation may not result in faster review or approval for our product candidate compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval of our product candidate by FDA.

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

Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for our approved products and the extent to which adequate reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations in the United States and abroad.

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

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in several recent federal and state proposals, including executive orders issued by the Trump Administration in July 2020, to regulate prices of pharmaceutical products and other health care reforms, any of which could limit the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been several federal congressional inquiries and proposed and enacted federal and state legislation and the July 2020 executive orders designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, reform government program reimbursement methodologies for prescription drugs, allow importation of drugs into the United States from other countries and limit allowable prices for drugs to a function of an average international reference price that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including by our revenue potentially being materially adversely affected and our research and development efforts potentially being materially curtailed or, in some cases, ceasing. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

The consequences of the COVID-19 Pandemic, including the economic effect on government budgets in the United States and elsewhere, may accelerate any of the healthcare reform efforts described above or result in future reform efforts, any of which could have adverse effects on our business, including higher costs for us, lower reimbursement rates for our products and lower demand for our products.

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

The success of our drug discovery and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful in the development and commercialization of our drug candidates, our research, development and commercialization efforts may be unsuccessful, which could adversely affect our results of operations, financial condition and future revenue prospects.

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent and Zai Lab collaborations, we have entered into clinical study relationships with respect to several of our programs, including epacadostat, and are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., MorphoSys, and Syros Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, we may make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.

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

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel.  To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 Pandemic in 2020, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic and measures to address the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the three month periods ended March 31, 2020 and September 30, 2020, we recorded unrealized losses related to all of our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, drug development activities in Japan and are in the process of opening an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
●	difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
●	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
●	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;

●	financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	general political and economic conditions in the countries in which we operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the implementation of the relationship between the United Kingdom and the European Union;
●	public health risks, such as the spread globally of COVID-19 in 2020, and related effects on supply chain, travel and employee health and availability; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.

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

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of December 31, 2020. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate substantial revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE and MONJUVI, for several years, if ever.

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

Additional factors that may affect our future funding requirements include:

●	the acquisition of businesses, technologies, or drug candidates, or the licensing of technologies or drug candidates, if any;
●	the amount of revenues generated from our business activities;
●	any changes in the breadth of our research and development programs;

●	the results of research and development, preclinical testing and clinical trials conducted by us or our current or future collaborators or licensees, if any;
●	our exercise of any co-development options with collaborators that may require us to fund future development;
●	costs for future facility requirements;
●	our ability to maintain and establish new corporate relationships and research collaborations;
●	competing technological and market developments;
●	the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;
●	the receipt or payment of contingent licensing or milestone fees or royalties on product sales from our current or future collaborative and license arrangements, if established; and
●	the timing of regulatory approvals, if any.

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

We derived a substantial portion of our revenues for the year ended December 31, 2020 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue.

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

In addition, the European Parliament and the Council of the European Union has adopted a comprehensive general data privacy regulation, known as the GDPR, which governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  Moreover, the European Court of Justice in July 2020 invalidated the Privacy Shield framework that had been in place between the European Union and the United States, which invalidation has created uncertainty about how data can now be shared in a compliant manner. Additionally, the California Consumer Privacy Act (CCPA) affords a private right of action to such consumers if certain data breaches result in the loss or theft of their personal information. The GDPR, CCPA and other similar laws or regulations enacted in the United States or other jurisdictions associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our global headquarters is in Wilmington, Delaware, which is where our principal drug discovery and development operations are also located. We own two buildings comprising approximately 344,000 square feet of laboratory and office space at this site.  In March 2017, we acquired additional adjacent buildings and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. The construction of this building is currently expected to be completed in the second half of 2021. Also in October 2019, we entered into an agreement to purchase additional adjacent property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 84,000 square feet of additional laboratory and office space in Wilmington, Delaware.

We conduct our international clinical development and commercial operations from our European office in Morges, Switzerland, our Japanese office in Tokyo and our Canadian office in Montreal. In July 2018, we purchased a parcel of land in Yverdon-les-Bains, Switzerland upon which we are building a large molecule production facility. Construction commenced in July 2018 and we currently expect the facility will be operational in the second half of 2021.

Item 3.  Legal Proceedings

From time to time, we are party to legal proceedings in the course of our business.  The outcome of any such proceedings, regardless of the merits, is inherently uncertain. Legal proceedings, including litigation, government investigations and enforcement actions, can result in significant costs and occupy significant management resources.  We do not expect any such current legal proceedings to have a material adverse impact on our business or financial condition. Additional information regarding our current legal proceedings can be found in Note 16 of notes to our consolidated financial statements included in Item 8 of this report.

Item 4.  Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Our executive officers are as follows:

Hervé Hoppenot, age 61, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School. Mr. Hoppenot is also a director of Cellectis S.A.

Dashyant Dhanak, age 60, joined Incyte in December 2018 as Executive Vice President, Chief Scientific Officer.  Prior to joining Incyte, Dr. Dhanak served as Vice President and Head of Discovery Sciences of Janssen Research & Development, LLC, a wholly-owned subsidiary of Johnson & Johnson, a pharmaceutical company, from 2013 until November 2018.  Prior to his tenure at Janssen, Dr. Dhanak spent 25 years at GlaxoSmithKline, a pharmaceutical company, in positions of increased responsibility across multiple disease areas, including his last position as Vice President and Head of the Cancer Epigenetics Discovery Performance Unit.  Dr. Dhanak received a B.S. in Chemistry from the University of Manchester Institute of Science and Technology and his Ph.D. from the University of London.  He completed his postdoctoral research in natural product synthesis at Northwestern University.

Jonathan E. Dickinson, age 53, has served as Executive Vice President and General Manager, Europe since June 2019 and joined Incyte as Senior Vice President and General Manager, Europe in June 2016. Mr. Dickinson joined Incyte from ARIAD Pharmaceuticals (Luxembourg) S.à.r.l, the parent company of ARIAD Pharmaceuticals, Inc.’s European subsidiaries responsible for the development and commercialization of Iclusig in the European Union and other countries, where he most recently held the position of Senior Vice President and General Manager, Europe. Prior to joining ARIAD in February 2013, Mr. Dickinson served as European oncology brand lead at Bristol-Myers Squibb, a pharmaceutical company, and before that, he held several key leadership positions, including lifecycle leader, during his 13-year tenure at Hoffmann-La Roche, a pharmaceutical company. At Roche, he had assignments both in the United States and Switzerland that included leadership roles for Roche’s three leading oncology medicines. Mr. Dickinson began his career at Novartis, where he held commercial roles in its oncology and endocrinology businesses, including medical sales, product manager and business director in the United Kingdom. Mr. Dickinson received a B.S. in Genetics and an M.B.A. from the University of Nottingham.

Barry P. Flannelly, age 63, has served as Executive Vice President and General Manager, NA since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start-up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

Vijay Iyengar, age 48, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development.  Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company.  From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.

Michael Morrissey, age 57, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations.  He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.

Maria E. Pasquale, age 55, joined Incyte in April 2018 as Executive Vice President and General Counsel.  Prior to joining Incyte, Ms. Pasquale joined Incyte from Celgene Corporation, a biopharmaceutical company, where for 17 years she held positions of increasing levels of responsibility, including Chief Counsel; Senior Vice President, Legal and Deputy General Counsel and Assistant Corporate Secretary, and, most recently, Executive Vice President and Global Chief Compliance Officer.  Prior to her tenure at Celgene, Ms. Pasquale spent a decade supporting pharmaceutical clients as a global patent and litigation attorney at Pennie & Edmonds LLP in New York (now part of Jones Day).  Before her career in law, Ms. Pasquale was an Assistant Research Scientist at the Institute for Basic Research and the Cold Spring Harbor Laboratory.  Ms. Pasquale holds a J.D. from Brooklyn Law School and a B.S. in biochemistry from the State University of New York at Stony Brook.

Christiana Stamoulis, age 50, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer.  Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company.  From January 2014 until she joined Unum, Ms. Stamoulis was an independent advisor to biopharmaceutical companies. From 2009 until December 2013, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries.  She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two B.S. degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.

Steven Stein, age 54, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals.  From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline.  Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.

Paula J. Swain, age 63, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

Wenqing Yao, age 58, has served as Executive Vice President, Head of Discovery Chemistry since October 2014.  Dr. Yao joined Incyte as Director, Chemistry in February 2002 and held roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Yao held scientific research positions with DuPont Pharmaceuticals and Bristol-Myers Squibb Company from 1996 to 2002. Dr. Yao received his B.S. in chemistry from Xuzhou Normal University, his M.S. in organic chemistry from NanKai University and his Ph.D. in organic/medicinal chemistry from the University of Pennsylvania.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2020, our common stock was held by 122 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

(in thousands, except per share data)

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8 of this Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenues:
Product revenues, net(1)	$2,068,736	$1,774,922	$1,466,900	$1,200,312	$882,404
Product royalty revenues(2)	392,966	306,337	234,780	160,791	110,711
Milestone and contract revenues(3)	205,000	77,500	180,000	175,000	112,512
Other revenues	—	—	203	113	92
Total revenues	2,666,702	2,158,759	1,881,883	1,536,216	1,105,719
Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	131,328	114,249	94,123	79,479	58,187
Research and development(4)	2,215,942	1,154,111	1,197,957	1,326,134	581,861
Selling, general and administrative(4)	516,922	468,711	434,407	366,286	303,251
Change in fair value of acquisition-related contingent consideration	23,385	19,682	26,173	7,704	17,422
Collaboration loss sharing	42,801	—	—	—	—
Total costs and expenses	2,930,378	1,756,753	1,752,660	1,779,603	960,721
Income (loss) from operations	(263,676)	402,006	129,223	(243,387)	144,998
Other income (expense), net(4)	23,206	52,182	31,760	17,153	4,412
Interest expense	(2,174)	(1,855)	(1,543)	(6,900)	(38,745)
Unrealized gain (loss) on long term investment	10,426	34,458	(44,093)	(24,275)	(3,261)
Expense related to senior note conversions	—	—	—	(54,881)	—
Income (loss) before provision for income taxes	(232,218)	486,791	115,347	(312,290)	107,404
Provision for income taxes	63,479	39,885	5,854	852	3,182
Net income (loss)	$(295,697)	$446,906	$109,493	$(313,142)	$104,222

Net income (loss) per share:
Basic	$(1.36)	$2.08	$0.52	$(1.53)	$0.55
Diluted	$(1.36)	$2.05	$0.51	$(1.53)	$0.54

Shares used in computing net income (loss) per share:
Basic	218,073	214,913	212,383	204,580	187,873
Diluted	218,073	217,657	215,635	204,580	194,125
(1)	2020 product revenues, net, include our product sales of JAKAFI, ICLUSIG and PEMAZYRE. 2019, 2018, 2017 and 2016 product revenues, net, relate to our product sales of JAKAFI and ICLUSIG from the date of acquisition on June 1, 2016.

(2)	2020 product royalty revenues relate to Novartis net sales of TABRECTA worldwide, Novartis net sales of JAKAVI outside of the United States and Lilly net sales of OLUMIANT outside of the United States. 2019, 2018 and 2017 product royalty revenues relate to Novartis net sales of JAKAVI outside of the United States and Lilly net sales of OLUMIANT outside of the United States. 2016 product royalty revenues relate to Novartis net sales of JAKAVI outside the United States.
(3)	2020 milestone and contract revenues relate to our collaborative research and license agreements with Novartis, Lilly and Innovent. 2019 milestone and contract revenues relate to our collaborative research and license agreements with Innovent and Zai Lab. 2018, 2017 and 2016 milestone and contract revenues relate to our collaborative research and license agreements with Novartis and Lilly.
(4)	Upon the retrospective adoption of ASU No. 2017-07 on January 1, 2018, the presentation of other components of net periodic benefit cost were reclassed out of operating income and into other income (expense), net for the periods presented, as applicable.

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheets Data:
Cash, cash equivalents, and marketable securities	$1,801,377	$2,117,554	$1,438,323	$1,169,645	$808,546
Working capital	1,728,699	1,968,148	1,406,977	1,129,458	720,677
Total assets(1)	3,560,918	3,426,750	2,645,762	2,302,582	1,638,597
Convertible senior notes	—	18,300	17,434	24,001	651,481
Stockholders’ equity	2,611,268	2,598,406	1,925,967	1,630,629	419,467
(1)	On January 1, 2019, we adopted ASU No. 2016-02 which required us to recognize lease right-of-use assets and corresponding lease liabilities on the consolidated balance sheet. No prior periods were restated as further discussed in Note 1 of Notes to the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

A discussion of our financial performance for the year ended December 31, 2020 as compared to the year ended December 31, 2019 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financial-information/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware. We conduct our international clinical development and commercial operations from our European office in Morges, Switzerland, our Japanese office in Tokyo and our Canadian office in Montreal. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI (ruxolitinib), ICLUSIG (ponatinib), PEMAZYRE (pemigatinib) and MONJUVI (tafasitamab-cxix) which is co-commercialized with MorphoSys.

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

To date, we have not experienced a material effect on the results of our commercial operations, or our manufacturing supply chain, and we have increased manufacturing efforts of ruxolitinib to respond to the COVID-19 Pandemic and to pre-clinical and clinical study requests. New patient starts for JAKAFI treatment decreased as a result of shelter in place and other protective measures, and if decreases in new patient starts occur in future periods, our revenues in future periods could be adversely affected. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs. For example, while we expect ongoing monitoring of already-enrolled patients to continue, difficulties in monitoring may result as a consequence of shelter in place orders and other protective measures implemented by governmental authorities or clinical trial sites.  In addition, new patient recruitment in certain clinical trials has been and may in the future be impacted, in particular with respect to our earlier stage clinical trials. We also expect the conduct of clinical trials may continue to vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Until our return to full laboratory work, our discovery laboratories were staffed by essential personnel, and hence certain discovery programs experienced delays. Still, we caution that the duration and severity of the continuing COVID-19 Pandemic remains uncertain and we may not yet be able to assess its consequences accurately or fully at this time.

Regulatory Achievements

In April 2020, PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) inhibitor, was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first and only FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response. We have retained all rights to PEMAZYRE globally, other than those granted to Innovent Biologics, Inc. to develop and commercialize pemigatinib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan.

In May 2020, under our collaboration agreement with Novartis International Pharmaceutical Ltd., the FDA approved TABRECTA (capmatinib) for the treatment of adult patients with metastatic non-small cell lung cancer (NSCLC) whose tumors have a mutation that leads to MET exon 14 skipping (METex14) as detected by an FDA-approved test. TABRECTA is the first and only treatment approved to specifically target NSCLC with this driver mutation and is approved for first-line and previously treated patients regardless of prior treatment type. In June 2020, the Japanese Ministry of Health, Labour and Welfare granted marketing approval for TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC.

In July 2020, under our collaboration and license agreement with MorphoSys AG, we received FDA approval of MONJUVI (tafasitamab-cxix), in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. We have rights to co-commercialize tafasitamab in the United States with MorphoSys, and we have exclusive development and commercialization rights outside of the United States.

In October 2020, under our collaboration agreement with Eli Lilly and Company, the European Commission approved OLUMIANT (baricitinib) for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy and in December 2020, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved OLUMIANT for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy.

License Agreements and Business Relationships

We establish business relationships, including collaborative arrangements with other companies and medical research institutions to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also establish business relationships with other companies and medical research institutions to acquire products or rights to products and technologies that are complementary to our business. Below summarizes the significant achievements under our existing collaboration and license agreements and additional agreements we entered into during the year ended December 31, 2020.

Novartis

In May 2020, we recognized a $25.0 million development milestone and a $45.0 million regulatory milestone for the FDA approval of capmatinib as TABRECTA. In June 2020, we recognized a $20.0 million regulatory milestone for the MHLW approval of TABRECTA. In December 2020, we recognized a $80.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $1.2 billion. Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through December 31, 2020.

Lilly

In October 2020, we recognized a $20.0 million regulatory milestone for the European Commission approval of OLUMIANT and in December 2020, we recognized a $10.0 million regulatory milestone for the MHLW approval of OLUMIANT for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in the aggregate, $149.0 million for the achievement of development milestones and $265.0 million for the achievement of regulatory milestones through December 31, 2020.

MorphoSys

In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG, covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19. Under the terms of the agreement, we received exclusive commercialization rights outside of the United States and MorphoSys and we have co-commercialization rights in the United States, with respect to tafasitamab. We and MorphoSys have agreed to co-develop tafasitamab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and MorphoSys responsible for 45% of such costs. In March 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million and, under a related agreement, purchased American Depositary Shares (ADSs) of MorphoSys for an aggregate purchase price of $150.0 million. Of the $150.0 million aggregate purchase price paid for the ADSs, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense. MorphoSys is eligible to receive up to $740.0 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States.

Nimble

In September 2020, we entered into a collaboration and license agreement with Nimble Therapeutics, Inc. Under the terms of this agreement, Nimble will utilize their peptide synthesis, screening and optimization platform for discovery and validation of peptides against specified targets. Under the agreement, Nimble is eligible to receive up to $8.0 million in future contingent discovery milestones and up to $127.0 million in future contingent development and regulatory milestones. Additionally, in the event of successful commercialization, Nimble is eligible to receive up to $130.0 million in future contingent sales milestones and tiered royalty payments in the low single digits.

Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 6 of Notes to the Consolidated Financial Statements.

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

Revenue Recognition. We recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation, which for the Company is generally at a point in time. We also assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenues

Our product revenues consist of U.S. sales of JAKAFI and PEMAZYRE and European sales of ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. Changes in estimates for sales allowances and accruals for product shipped in prior periods have resulted in immaterial adjustments to product revenues.

Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts:  We accrue rebates for mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. These accruals are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our estimates for expected utilization of rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Milestone and Contract Revenues

At the inception of a contract, we determine the transaction price, in addition to any upfront payment, by estimating the amount of variable consideration, including milestone payments, at the outset of the contract utilizing the most likely amount method. Our contractual milestones typically relate to the achievement of pre-specified development, regulatory and commercialization events outside of our control, such as regulatory approval of a compound, first patient dosing or achievement of sales-based thresholds. We include milestones in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the milestone is subsequently resolved. Given the high level of uncertainty of achievement, variable consideration associated with milestones are fully constrained until confirmation of the satisfaction or completion of the milestone by the third-party. We review our estimate of the transaction price each period, and make revisions to such estimates as necessary.

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

We record estimates and prepare and file tax returns in various jurisdictions across the United States, Canada, Europe, and Asia based upon our interpretation of local tax laws and regulations.  While we exercise significant judgment when applying complex tax laws and regulations in these various taxing jurisdictions, many of our tax returns are open to audit, and may be subject to future tax, interest, and penalty assessments.

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

The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The assumptions used to determine the fair value of the acquisition-related contingent consideration include projected ICLUSIG revenues and a discount rate which, require significant judgement and are analyzed on a quarterly basis. While we use the best available information to prepare our projected ICLUSIG revenues and discount rate assumptions, actual ICLUSIG revenues and/or market conditions could differ significantly.  Changes to one or multiple inputs could have a material impact on the amount of acquisition-related contingent consideration expense recorded during the reporting period.

Results of Operations

Years Ended December 31, 2020 and 2019

We recorded net loss for the year ended December 31, 2020 of $295.7 million and net income for the year ended December 31, 2019 of $446.9 million. On a per share basis, basic and diluted net loss was $1.36 for the year ended December 31, 2020.  On a per share basis, basic net income was $2.08 and diluted net income was $2.05 for the year ended December 31, 2019.

Revenues

	For the Year Ended,
	December 31,
	2020	2019

	(in millions)
JAKAFI revenues, net	$1,937.9	$1,685.0
ICLUSIG revenues, net	105.0	90.0
PEMAZYRE revenues, net	25.9	—
Total product revenues, net	2,068.8	1,775.0
JAKAVI product royalty revenues	277.9	225.9
OLUMIANT product royalty revenues	110.9	80.4
TABRECTA product royalty revenues	4.1	—
Total product royalty revenues	392.9	306.3
Milestone and contract revenues	205.0	77.5
Total revenues	$2,666.7	$2,158.8

The increase in JAKAFI product revenues from 2019 to 2020 was comprised of a volume increase of $220.4 million and a price increase of $32.5 million. Our product revenues may fluctuate from period to period due to our customers’ purchasing patterns over the course of a year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2020	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2020	$6,530	$54,762	$703	$1,660	$63,655
Allowances for current period sales	58,921	332,656	14,790	861	407,228
Allowances for prior period sales	(160)	431	—	(589)	(318)
Credits/payments for current period sales	(51,002)	(280,867)	(13,957)	—	(345,826)
Credits/payments for prior period sales	(5,753)	(39,991)	(252)	(364)	(46,360)
Balance at December 31, 2020	$8,536	$66,991	$1,284	$1,568	$78,379

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

Our milestone and contract revenues were $205.0 million and $77.5 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, our milestone and contract revenues were derived from a $5.0 million milestone under the Innovent agreement, $170.0 million in milestones under the Novartis agreement and $30.0 million in milestones under the Lilly agreement. During the year ended December 31, 2019, our milestone and contract revenues were derived from a $40.0 million upfront payment and a $20.0 million milestone under the Innovent agreement and a $17.5 million upfront payment under the Zai Lab agreement.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2020	2019

	(in millions)
Product costs	$15.3	$11.8
Salary and benefits related	3.6	2.6
Stock compensation	1.0	0.7
Royalty expense	89.9	77.6
Amortization of definite-lived intangible assets	21.5	21.5
Total cost of product revenues	$131.3	$114.2

Cost of product revenues includes all JAKAFI, ICLUSIG and PEMAZYRE related product costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. Cost of product revenues increased from 2019 to 2020 due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2020	2019

	(in millions)
Salary and benefits related	$285.8	$252.2
Stock compensation	120.4	114.0
Clinical research and outside services	1,701.3	677.2
Occupancy and all other costs	108.4	110.7
Total research and development expenses	$2,215.9	$1,154.1

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2019 to 2020 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense from 2019 to 2020 was primarily due to upfront consideration of $804.5 million related to our collaborative agreement with MorphoSys, the cost of purchasing an FDA priority review voucher for $120.0 million, which we used in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of atopic dermatitis, and milestones achieved under our collaboration and license agreement with MacroGenics of $40.0 million. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $976.1 million and $27.8 million for the years ended December 31, 2020 and 2019, respectively. Research and development expenses for the years ended December 31, 2020 and 2019 were net of $8.5 million and $15.1 million, respectively, of costs reimbursed by our collaborative partners.

In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements and payment of milestones under those agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials, timing of drug supply, including API, and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2020	2019

	(in millions)
Salary and benefits related	$158.2	$130.2
Stock compensation	56.6	51.9
Other contract services and outside costs	302.1	286.6
Total selling, general and administrative expenses	$516.9	$468.7

Salary and benefits related expense increased from 2019 to 2020 due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to an increase in sales and marketing spend to support the commercialization of Pemazyre in the United States and to prepare for the potential launch of ruxolitinib cream in the United States and pemigatinib and tafasitamab in the European Union.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2020 and 2019 was expense of $23.4 million and $19.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The change in fair value of the contingent consideration for the years ended December 31, 2020 and 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the year ended December 31, 2020, our 50% share of the costs for tafasitamab was $42.8 million, as recorded in collaboration loss sharing on the consolidated statement of operations.

Other income (expense)

Other income (expense), net.  Other income (expense), net, for the years ended December 31, 2020 and 2019 was $23.2 million and $52.2 million, respectively. The decrease in other income (expense), net primarily relates to a decrease in interest income earned from our investments in marketable securities and money market accounts.

Interest expense.  Interest expense for the years ended December 31, 2020 and 2019, was $2.2 million and $1.9 million, respectively. Included in interest expense for the years ended December 31, 2020 and 2019 was $0.7 million and $0.9 million, respectively, of non-cash charges to amortize the discounts on our convertible senior notes that matured in November 2020 and approximately $1.2 million and $0.6 million, respectively, of interest expense on our finance lease liabilities.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Years Ended,
	December 31,
	2020	2019

	(in millions)
Agenus	$(10.3)	$30.0
Calithera	(1.4)	2.9
Merus	11.0	0.3
MorphoSys	7.4	—
Syros	3.7	1.3
Total unrealized gain on long term investments	$10.4	$34.5

Provision for income taxes. The provision for income taxes for the years ended December 31, 2020 and 2019 was $63.5 million and $39.9 million, respectively.  The increase in provision for income taxes primarily relates to increased federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

Liquidity and Capital Resources

	2020	2019

	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$1,801.4	$2,117.6
Working capital	$1,728.7	$1,968.1
Year ended December 31:
Cash provided by (used in):
Operating activities	$(124.6)	$710.7
Investing activities	$(269.0)	$(87.5)
Financing activities	$71.7	$45.7
Capital expenditures (included in investing activities above)	$(187.4)	$(78.1)

Sources and Uses of Cash.

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of December 31, 2020. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers for the sale of our commercialized products, and collaborative arrangements. At December 31, 2020, we had available cash, cash equivalents and marketable securities of $1.8 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash (used in) provided by operating activities. The $835.3 million decrease in cash provided by operating activities from 2019 to 2020 was due primarily to cash outflows related to our collaboration and license agreements, in particular, the $804.5 million upfront consideration paid to MorphoSys, and, to a lesser extent, changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2020, net cash used in investing activities was $269.0 million, which represents purchase of long term equity investments of $95.5 million, purchases of marketable securities of $516.9 million and capital expenditures of $187.4 million, offset in part by the sale and maturity of marketable securities of $513.5 million and the sale of long term investment of $17.3 million. During 2019, net cash used in investing activities was $87.5 million, which represents purchases of marketable securities of $374.8 million and capital expenditures of $78.1 million, offset in part by the sale and maturity of marketable securities of $365.4 million.

Cash provided by financing activities.  During 2020 and 2019, net cash provided by financing activities was $71.7 million and $45.7 million, respectively, consisting primarily of proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

The following summarizes our significant contractual obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Less Than	Years	Years	Over
	Total	1 Year	2 - 3	4 - 5	5 Years
Contractual Obligations:
Finance lease liabilities	$45.3	$3.7	$6.8	$5.5	$29.3
Operating lease liabilities	30.6	14.1	10.7	1.7	4.1
Other non-cancelable obligations	2.9	1.9	0.9	0.1	—
Total contractual obligations	$78.8	$19.7	$18.4	$7.3	$33.4

In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. Due to the contingent nature of these future payments, they are not included in the contractual obligations table above; however, are discussed in detail in Note 6 of notes to our consolidated financial statements included in Item 8 of this report.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2020, marketable securities were $288.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2020, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

Allowances for rebates, discounts and chargebacks owed to governmental entities
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $73.2 million as of December 31, 2020.

Auditing the allowances for rebates, discounts and chargebacks owed to governmental entities was complex and highly judgmental due to the significant estimation uncertainty involved in management’s assumptions, including the levels of expected utilization of these rebates, discounts and chargebacks based on the amount of drugs sold to eligible patients, as well as the complexity of the government mandated calculations. The allowances for rebates, discounts and chargebacks owed to governmental entities are sensitive to these significant assumptions and calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowances for rebates, discounts and chargebacks owed to governmental entities. For example, we tested controls over management’s review of the significant assumptions, such as the utilization of these rebates, discounts and chargebacks as well as controls over management’s review of the application of the government mandated calculations.

To test the allowances for rebates, discounts, and chargebacks owed to governmental entities, we performed audit procedures that included, among others, evaluating the methodologies used and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results. We also tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments. In addition, we involved our governmental pricing specialists to assist in evaluating management’s methodology and calculations used to measure certain estimated rebates, discounts and chargebacks.

Valuation of acquisition-related contingent consideration liability
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company’s acquisition-related contingent consideration liability, which consists of certain future royalty obligations on future net sales of ICLUSIG, is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2020, the acquisition-related contingent consideration liability was $266.0 million.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital and projected future ICLUSIG revenues, which are affected by expectations about future industry, market or economic conditions, and are forward-looking and inherently uncertain.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the acquisition-related contingent consideration liability. For example, we tested the Company's controls over management’s review of the valuation model, including controls over the significant assumptions utilized in the calculation, such as the weighted average cost of capital and the projected future ICLUSIG revenues.

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

Philadelphia, Pennsylvania

February 9, 2021

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,513,008	$1,832,684
Marketable securities—available-for-sale (amortized cost $288,199; allowance for credit losses $0)	288,369	284,870
Accounts receivable	481,994	308,809
Inventory	16,425	11,400
Prepaid expenses and other current assets	60,098	43,725
Total current assets	2,359,894	2,481,488

Restricted cash and investments	1,757	1,023
Long term investments	222,301	133,657
Inventory	19,548	5,105
Property and equipment, net	559,625	377,567
Finance lease right-of-use assets, net	28,451	29,058
Other intangible assets, net	172,291	193,828
Goodwill	155,593	155,593
Other assets, net	41,458	49,431
Total assets	$3,560,918	$3,426,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,767	$83,647
Accrued compensation	113,340	90,706
Accrued and other current liabilities	378,404	285,979
Finance lease liabilities	2,284	664
Convertible senior notes	—	18,300
Acquisition-related contingent consideration	38,400	34,044
Total current liabilities	631,195	513,340

Acquisition-related contingent consideration	227,600	242,956
Finance lease liabilities	32,573	31,918
Other liabilities	58,282	40,130
Total liabilities	949,650	828,344

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 219,489,329 and 216,177,830 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	219	216
Additional paid-in capital	4,352,864	4,044,490
Accumulated other comprehensive loss	(15,360)	(15,542)
Accumulated deficit	(1,726,455)	(1,430,758)
Total stockholders’ equity	2,611,268	2,598,406
Total liabilities and stockholders’ equity	$3,560,918	$3,426,750

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenues, net	$2,068,736	$1,774,922	$1,466,900
Product royalty revenues	392,966	306,337	234,780
Milestone and contract revenues	205,000	77,500	180,000
Other revenues	—	—	203

Total revenues	2,666,702	2,158,759	1,881,883

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	131,328	114,249	94,123
Research and development	2,215,942	1,154,111	1,197,957
Selling, general and administrative	516,922	468,711	434,407
Change in fair value of acquisition-related contingent consideration	23,385	19,682	26,173
Collaboration loss sharing	42,801	—	—

Total costs and expenses	2,930,378	1,756,753	1,752,660

Income (loss) from operations	(263,676)	402,006	129,223
Other income (expense), net	23,206	52,182	31,760
Interest expense	(2,174)	(1,855)	(1,543)
Unrealized gain (loss) on long term investments	10,426	34,458	(44,093)

Income (loss) before provision for income taxes	(232,218)	486,791	115,347

Provision for income taxes	63,479	39,885	5,854

Net income (loss)	$(295,697)	$446,906	$109,493

Net income (loss) per share:
Basic	$(1.36)	$2.08	$0.52
Diluted	$(1.36)	$2.05	$0.51

Shares used in computing net income (loss) per share:
Basic	218,073	214,913	212,383
Diluted	218,073	217,657	215,635

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(295,697)	$446,906	$109,493

Other comprehensive income (loss):
Foreign currency translation	8,450	(192)	91
Unrealized gain on marketable securities, net of tax	95	1,137	203
Defined benefit pension obligations, net of tax	(8,363)	(6,322)	(696)
Other comprehensive income (loss)	182	(5,377)	(402)

Comprehensive income (loss)	$(295,515)	$441,529	$109,091

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	$211	$3,627,433	$(7,010)	$(1,990,005)	$1,630,629
Issuance of 1,624,376 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 233,712 shares of Common Stock under the ESPP	2	29,940	—	—	29,942
Issuance of 148,761 shares of Common Stock upon conversion of Convertible Senior Notes due 2018	—	7,695	—	—	7,695
Issuance of 4,905 shares of Common Stock for services rendered	—	344	—	—	344
Stock compensation	—	148,266	—	—	148,266
Other comprehensive loss	—	—	(402)	—	(402)
Adoption of ASU No. 2016-01	—	—	(2,753)	2,753	—
Net income	—	—	—	109,493	109,493
Balances at December 31, 2018	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 2,657,892 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 239,590 shares of Common Stock under the ESPP	3	63,296	—	—	63,299
Issuance of 5,688 shares of Common Stock for services rendered	—	487	—	—	487
Stock compensation	—	167,029	—	—	167,029
Other comprehensive loss	—	—	(5,377)	—	(5,377)
Adoption of ASU No. 2016-02 (Note 1)	—	—	—	95	95
Net income	—	—	—	446,906	446,906
Balances at December 31, 2019	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 2,677,810 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 258,453 shares of Common Stock under the ESPP	3	110,302	—	—	110,305
Issuance of 6,350 shares of Common Stock for services rendered	—	546	—	—	546
Issuance of 368,886 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	18,999	—	—	18,999
Stock compensation	—	178,527	—	—	178,527
Other comprehensive income	—	—	182	—	182
Net loss	—	—	—	(295,697)	(295,697)
Balances at December 31, 2020	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(295,697)	$446,906	$109,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,807	54,533	54,969
Stock-based compensation	177,877	166,589	148,153
Deferred income taxes	(350)	(377)	(459)
Other, net	546	486	344
Unrealized (gain) loss on long term investments	(10,426)	(34,458)	44,093
Change in fair value of acquisition-related contingent consideration	23,385	19,682	26,173
Changes in operating assets and liabilities:
Accounts receivable	(173,185)	(1,211)	(41,299)
Prepaid expenses and other assets	(8,050)	5,744	(33,412)
Inventory	(19,468)	(6,100)	4,043
Accounts payable	15,120	(20,180)	36,156
Accrued and other liabilities	113,842	79,042	(12,027)
Net cash (used in) provided by operating activities	(124,599)	710,656	336,227
Cash flows from investing activities:
Purchase of long term investments	(95,468)	—	(8,936)
Sale of long term investment	17,250	—	—
Capital expenditures	(187,379)	(78,064)	(73,483)
Purchases of marketable securities	(516,874)	(374,809)	(159,932)
Sale and maturities of marketable securities	513,470	365,419	155,928
Net cash used in investing activities	(269,001)	(87,454)	(86,423)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	110,305	63,299	29,942
Payment of finance lease liabilities	(836)	(822)	—
Payment of contingent consideration	(37,760)	(16,766)	(15,285)
Net cash provided by financing activities	71,709	45,711	14,657
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	2,949	(192)	91
Net (decrease) increase in cash, cash equivalents, restricted cash and investments	(318,942)	668,721	264,552
Cash, cash equivalents, restricted cash and investments at beginning of period	1,833,707	1,164,986	900,434
Cash, cash equivalents, restricted cash and investments at end of period	$1,514,765	$1,833,707	$1,164,986
Supplemental Schedule of Cash Flow Information
Interest paid	$194	$239	$268
Income taxes paid	$70,712	$33,553	$5,417
Reclassification to common stock and additional paid in capital in connection with conversions of 0.375% convertible senior notes due 2018	$—	$—	$7,695
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$18,999	$—	$—
Unpaid purchases of property and equipment	$22,807	$12,732	$7,673
Leased assets obtained in exchange for new operating lease liabilities	$19,908	$7,607	$—
Leased assets obtained in exchange for new finance lease liabilities	$2,160	$29,889	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business.  Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib) and MONJUVI® (tafasitamab-cxix) which is co-commercialized. Our operations are treated as one operating segment.

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

Concentrations of Credit Risk.  Cash, cash equivalents, marketable securities, and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. By policy, we invest our excess available funds primarily in U.S. government debt securities which are securities issued or guaranteed by the U.S. government and money market funds that meet certain guidelines, which limits exposure to potential credit losses. Our receivables mainly relate to our product sales and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities, or trade receivables to date and do not require collateral on receivables.

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

Accounts Receivable.  As of December 31, 2020 and 2019, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is reasonably believed to be collectible.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2020, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of equity investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements. We classify all of our equity investments in common stock of publicly-held companies as long term investments on our consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on our consolidated balance sheets. All changes in fair value are reported in the consolidated statements of operations as an unrealized gain (loss) on long term investments.

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

Lease Accounting.  Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019 using the modified retrospective method. All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in accrued and other current liabilities and noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. Operating lease right-of-use assets are recorded in property and equipment, net on the consolidated balance sheet and lease cost is recognized on a straight-line basis. For finance leases, expense is recognized as separate amortization and interest expense, with higher interest expense in the earlier periods of a lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

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

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2020 and determined that the carrying value of our goodwill was not impaired.

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of December 31, 2020.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic.  The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During the year ended December 31, 2020, we have delayed the payment of certain employer payroll tax amounts to future periods as allowed under the Act. However, we do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity. We have further described the expected impact and risks of COVID-19 on our business in Item 1. Business and in Item 1A. Risk Factors.

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

Revenue Recognition.  Revenue-generating contracts are assessed under ASC 606, Revenue from contracts with customers, to identify distinct performance obligations, determine the transaction price of the contract and allocate the transaction price to each of the distinct performance obligations. Revenue is recognized when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. Control, in this instance, may mean the ability to prevent other entities from directing the use of, and receiving benefit from, a good or service. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation, which for the Company is generally at a point in time. We also assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

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

Milestone and Contract Revenues

For each collaborative research, development and/or commercialization agreement that results in revenue under the guidance of ASC 606, Revenue from Contracts with Customers, we identify all material performance obligations, which may include the license to intellectual property and know-how, research and development activities and/or other activities. In order to determine the transaction price, in addition to any upfront payment, we estimate the amount of variable consideration, including milestone payments, at the outset of the contract utilizing the most likely amount method. The most likely amount method is used since the milestone payments have a binary outcome (i.e., we receive all or none of the milestone payment). We constrain the estimate of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, management considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis.

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2020, we had no revenues from intellectual licenses recognized over time.

For milestone revenues related to sales-based achievements, we recognize the milestone revenues in the corresponding period of the product sale, in accordance with the guidance of ASC 606-10-55-65 for contracts that include a license to intellectual property and the license is the predominant item to which the product sale relates.

Subsequent to the transfer of the intellectual property, we may earn milestones through achievement of pre-specified developmental or regulatory events and, as such, milestones are accounted for as variable consideration. We include developmental or regulatory milestones in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the milestone is subsequently resolved. Under the agreements currently in place, we do not consider these events to be within our control, but rather dependent upon the development activities of our collaborative partners and the decisions made by regulatory agencies. Accordingly, these milestones are not included in the transaction price until the counterparty, or third-party in the event of a regulatory submission, confirms the satisfaction or completion of the milestone triggering event. Given the high level of uncertainty of achievement, variable consideration associated with milestones are fully constrained until confirmation of the satisfaction or completion of the milestone by the third-party.

Generally, the milestone events contained in our collaboration agreements coincide with the progression of our drugs from development, to regulatory approval and then to commercialization. The value of these milestones is dictated within the contract and is fixed upon achievement and reflects the amount of consideration which we expect to be entitled to in exchange for the satisfaction of that milestone. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve and therefore, subsequent milestone payments due to Incyte are recognized as revenue at the point in time when such milestones are achieved.

Our collaboration agreements may also include an option for the collaborative partner to elect to participate in research and development activities, such as shared participation in additional clinical trials using the compound. The presence of additional options for future participatory activities are assessed to determine if they represent material rights offered by us to the collaborative partner. We also determine whether the reimbursement of research and development expenses should be accounted for as collaborative revenues or an offset to research and development expenses in accordance with the provisions of gross or net revenue presentation and recognize the corresponding revenues or records the corresponding offset to research and development expenses as incurred.

Our collaborative agreements may also include provisions for additional future collaborative efforts, such as options for shared commercialization staffing or licensing of additional molecules, involvement in joint committees, or options for inclusion in negotiations of future supply rights, which at the time of each collaborative agreement’s inception, are assessed to determine if these meet the definition of a performance obligation under ASC 606.

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

Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2020, 2019, and 2018, advertising expenses were approximately $28.9 million, $15.3 million, and $10.6 million, respectively.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the consolidated statement of operations. For the year ended December 31, 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab) under our agreement with MorphoSys, which is described in Note 6 below.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for financial assets measured at amortized cost and available for sale debt securities. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.  For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate expected credit losses over the lifetime of the asset.  For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity recognizes any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates the required disclosure of the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also eliminates the required disclosure of the entity’s valuation process for Level 3 fair value measurements, however public entities are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 and enhanced our disclosures in Note 3 to the consolidated financial statements to comply with the standard.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General,” an update to Subtopic ASC 715-20. The guidance amended year-end disclosure requirements related to defined benefit pension plans, and does not affect interim disclosures. The guidance is effective for fiscal years ending after December 15, 2020 and is permitted for early adoption. The standard is to be applied on a retrospective basis. Incyte sponsors defined benefit plans for employees located in Europe and have adopted this guidance for the period ending December 31, 2020 as reflected in our disclosures in Note 15.

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

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606.” The guidance clarifies the interactions between Topic 808 and Topic 606, including clarifications on revenue recognition, unit of account, and reporting disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance for the period beginning January 1, 2020 retrospectively to the date of our initial application of ASC 606, and noted that in assessment of our collaborative agreements, there was no material financial statement impact. Our collaborative arrangements and their associated accounting conclusions are described in detail within Note 6 to the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. We are currently analyzing the impact of ASU No. 2019-12 on the consolidated financial statements.

Note 2. Revenues

As discussed in Note 1, revenues are recognized under guidance within ASC 606 and ASC 808. The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended,
	December 31,
	2020	2019	2018
JAKAFI revenues, net	$1,937,850	$1,684,968	$1,386,964
ICLUSIG revenues, net	105,002	89,954	79,936
PEMAZYRE revenues, net	25,884	—	—
Total product revenues, net	2,068,736	1,774,922	1,466,900
JAKAVI product royalty revenues	277,902	225,913	194,694
OLUMIANT product royalty revenues	110,920	80,424	40,086
TABRECTA product royalty revenues	4,144	—	—
Total product royalty revenues	392,966	306,337	234,780
Milestone and contract revenues	205,000	77,500	180,000
Other revenues	—	—	203
Total revenues	$2,666,702	$2,158,759	$1,881,883

For further information on our revenue-generating contracts, refer to Note 6.

Note 3. Fair Value of Financial Instruments

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
December 31, 2020
Debt securities (government)	$288,199	$170	$288,369

December 31, 2019
Debt securities (government)	$284,795	$75	$284,870

Our debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2020 and 2019, the available-for-sale debt securities were held in U.S. government debt securities and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

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

At December 31, 2020 and 2019, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.  Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2020 and 2019.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Cash and cash equivalents	$1,513,008	$—	$—	$1,513,008
Debt securities (government)	—	288,369	—	288,369
Long term investments (Note 6)	222,301	—	—	222,301
Total assets	$1,735,309	$288,369	$—	$2,023,678

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Cash and cash equivalents	$1,832,684	$—	$—	$1,832,684
Debt securities (government)	—	284,870	—	284,870
Long term investments (Note 6)	133,657	—	—	133,657
Total assets	$1,966,341	$284,870	$—	$2,251,211

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Acquisition-related contingent consideration	$—	$—	$266,000	$266,000
Total liabilities	$—	$—	$266,000	$266,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Acquisition-related contingent consideration	$—	$—	$277,000	$277,000
Total liabilities	$—	$—	$277,000	$277,000

The following is a roll forward of our Level 3 liabilities (in thousands):

	2020	2019
Balance at January 1,	$277,000	$287,001
Contingent consideration earned during the period but not yet paid	(9,595)	(23,012)
Payments made during the period	(24,790)	(6,671)
Change in fair value of contingent consideration	23,385	19,682
Balance at December 31,	$266,000	$277,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2020 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the years ended December 31, 2020 and 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. As of December 31, 2020 and 2019, contingent consideration earned but not yet paid was $9.6 million and $23.0 million, respectively, and was included in accrued and other current liabilities.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2020 and 2019, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.

Note 4. Concentrations of Credit Risk and Current Expected Credit Losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 42% and 30% of the accounts receivable balance as of December 31, 2020 and 2019, respectively. For further information relating to these collaboration and license agreements, refer to Note 6.

In November 2011, we began commercialization and distribution of JAKAFI and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2020	2019	2018
Customer A	20%	20%	20%
Customer B	13%	13%	14%
Customer C	17%	16%	15%
Customer D	11%	11%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in the aggregate, 29% and 39% of the accounts receivable balance as of December 31, 2020 and 2019, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of December 31, 2020 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

Note 5. Inventory

Our inventory balance consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$1,275	$1,275
Work-in-process	21,242	8,634
Finished goods	13,456	6,596
	35,973	16,505
Inventories-current	16,425	11,400
Inventories-noncurrent	$19,548	$5,105

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work-in-process and finished goods. At December 31, 2020, $16.4 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2020, $19.5 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

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

Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through December 31, 2020.

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

In 2020, we recognized a $25.0 million development milestone and a $45.0 million regulatory milestone for the FDA approval of capmatinib as TABRECTA for the treatment of adult patients with metastatic non-small cell lung cancer (NSCLC) whose tumors have a mutation that leads to MET exon 14 skipping (METex14) as detected by an FDA-approved test, a $20.0 million regulatory milestone for the Japanese Ministry of Health, Labour and Welfare approval of TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable non-small cell lung cancer and a $80.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $1.2 billion. In 2018, we recognized a $60.0 million sales milestone for Novartis achieving annual net sales of a JAK licensed product of $900.0 million.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future TABRECTA net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the years ended December 31, 2020, 2019 and 2018, such royalties payable to Novartis on net sales within the United States totaled $89.9 million, $77.6 million and $63.0 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2020 and 2019, $96.4 million and $50.2 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the years ended December 31, 2020, 2019 and 2018 were net of $0.3 million, $1.5 million, and $3.2 million, respectively, of costs reimbursed by Novartis. At December 31, 2020 and 2019, $0.2 million and $0.4 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement was $170.0 million, $0.0 million and $60.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, for the years ended December 31, 2020, 2019 and 2018, we recorded $277.9 million, $225.9 million and $194.7 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the year ended December 31, 2020 we recorded $4.1 million of product royalty revenues related to Novartis net sales of TABRECTA worldwide.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $265.0 million for the achievement of regulatory milestones through December 31, 2020.

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

In 2020, we recognized a $20.0 million regulatory milestone for the European Commission approval of OLUMIANT and a $10.0 million regulatory milestone for the MHLW approval of OLUMIANT for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy. In 2018, we recognized a $20.0 million development milestone for the first patient treated in the systemic lupus erythematosus Phase III program for baricitinib and a $100.0 million regulatory milestone for the FDA approval of the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis.

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

We recorded no research and development expense under the Lilly agreement for co-funding the development of baricitinib for the years ended December 31, 2020 and 2019. Research and development expenses recorded under the Lilly agreement representing 30% of the global development costs for baricitinib for the treatment of rheumatoid arthritis, psoriatic arthritis, atopic dermatitis, alopecia areata, systemic lupus erythematosus and axial spondyloarthritis for the year ended December 31, 2018 was $68.6 million.

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

Milestone and contract revenue under the Lilly agreement was $30.0 million, $0.0 million and $120.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018. In addition, for the years ended December 31, 2020, 2019 and 2018, we recorded $110.9 million, $80.4 million and $40.1 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.

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

In 2017 under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs, which was recorded in research and development expense. Agenus was initially eligible to receive up to an additional $510.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. In 2018, we paid Agenus a $5.0 million development milestone for the LAG-3 program and a $5.0 million development milestone for the TIM-3 program, which were recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2018.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock, reducing our ownership interest to approximately 9.8% as of June 30, 2020. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. In the third quarter of 2020, we sold an aggregate of approximately 2.5 million shares of Agenus Inc. common stock, reducing our ownership interest to approximately 7% as of December 31, 2020. The sales transactions were priced at market, with per share pricing ranging from $4.28 to $5.25, resulting in gross proceeds of approximately $12.7 million. As a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option. We account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the years ended December 31, 2020, 2019 and 2018, we recorded an unrealized loss of $10.3 million, an unrealized gain of $30.0 million and an unrealized loss of $15.6 million, respectively, based on the change in fair market value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. as of December 31, 2020 and 2019 was $44.7 million and $72.3 million, respectively.

Research and development expenses for the years ended December 31, 2020, 2019 and 2018, also included $0.0 million, $1.5 million and $4.6 million, respectively, of development costs incurred pursuant to the Agenus arrangement.

At December 31, 2020 and 2019, a total of $0.5 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. The fair market value of our total long term investment in Merus as of December 31, 2020 and 2019 was $56.1 million and $45.1 million, respectively. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of December 31, 2020, we owned approximately 11% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2020, 2019 and 2018, we recorded an unrealized gain of $11.0 million, an unrealized gain of $0.3 million, and an unrealized loss of $17.3 million, respectively, based on the change in fair market value of Merus’ common shares during these periods.

Research and development expenses for the years ended December 31, 2020, 2019 and 2018 included $8.9 million, $7.2 million and $10.3 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At December 31, 2020 and 2019, a total of $1.6 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

Calithera

In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. (“Calithera”). Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158. We have agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications. Calithera will have the right to conduct certain clinical development under the collaboration, including combination studies of a licensed product with a proprietary compound of Calithera. We will be entitled to 60% of the profits and losses from net sales of licensed product in the United States, and Calithera will have the right to co-detail licensed products in the United States, and we have agreed to pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products outside the United States.

In January 2017, we paid Calithera an upfront license fee of $45.0 million and have agreed to pay potential development, regulatory and sales milestone payments of over $430.0 million if the profit share is in effect, or $750.0 million if the profit share terminates. In 2017, Calithera earned a $12.0 million milestone payment from us for the achievement of pharmacokinetic and pharmacodynamics goals for CB-1158 which was recorded in research and development expense.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price. Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera as of December 31, 2020 and 2019 was $8.4 million and $9.8 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2020, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, we recorded an unrealized loss of $1.4 million, an unrealized gain of $2.9 million, and an unrealized loss of $7.5 million, respectively, based on the change in fair market value of Calithera’s common stock during these periods.

Research and development expenses for the years ended December 31, 2020, 2019 and 2018 also included $8.9 million, $17.9 million and $12.0 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At December 31, 2020 and 2019, a total of $0.6 million and $1.1 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

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

In 2020, we paid MacroGenics $40.0 million in milestones for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense on our consolidated statement of operations for the year ended December 31, 2020. In 2018, we paid MacroGenics a $10.0 million and a $5.0 million milestone for the achievement of certain clinical milestones as part of our collaboration and license agreement, which were recorded in research and development expense on our consolidated statement of operations for the year ended December 31, 2018.

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

Research and development expenses for the years ended December 31, 2020, 2019 and 2018, also included $59.0 million, $51.1 million and $35.4 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At December 31, 2020 and 2019, a total of $0.1 million and $1.0 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

Syros

In January 2018, we entered into a target discovery, research collaboration and option agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros will use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we have received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets. We will have exclusive worldwide rights to develop and commercialize any therapies under the collaboration that modulate those validated targets. We have agreed to pay Syros up to $54.0 million in target selection and option exercise fees should we decide to exercise all of our options under the agreement. For products resulting from the collaboration against each of the seven selected and validated targets, we have agreed to pay up to $50.0 million in potential development and regulatory milestones and up to $65.0 million in potential sales milestones. Syros is also eligible to receive low single-digit royalties on net sales of products resulting from the collaboration. In January 2018, we paid Syros an upfront non-refundable (except in the event of a material breach of the agreement by Syros) payment of $10.0 million, which was recorded in research and development expense on our consolidated statement of operations for the year ended December 31, 2018.

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2018. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of December 31, 2020 and 2019 was $10.2 million and $6.5 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2020, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros. As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, we recorded an unrealized gain of $3.7 million, an unrealized gain of $1.3 million and an unrealized loss of $3.7 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

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

We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Innovent and decisions made by regulatory agencies. In 2020, we recognized a $5.0 million milestone for the FDA approval of pemigatinib as PEMAZYRE. In 2019, we recognized the $20.0 million milestone for the first related IND filing in China.

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

Research and development expenses for the years ended December 31, 2020 and 2019 were net of $5.4 million and $6.2 million, respectively, of costs reimbursed by Innovent. At December 31, 2020 and 2019, $1.2 million and $3.0 million, respectively, of reimbursable costs were included in accounts receivable on the consolidated balance sheets.

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

Research and development expenses for the year ended December 31, 2020 were net of $0.2 million of costs reimbursed by Zai Lab. At December 31, 2020 and 2019, $0.6 million and $0.5 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

In March 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million which was recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2020. MorphoSys is eligible to receive up to $740.0 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

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

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense. The fair market value of our long term investment in MorphoSys as of December 31, 2020 was $102.9 million.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of December 31, 2020, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the year ended December 31, 2020, we recorded an unrealized gain of $7.4 million based on the change in fair market value of MorphoSys’ common stock during the period.

Our 50% share of the United States loss for the commercialization of tafasitamab was $42.8 million for the year ended December 31, 2020 and is recorded as collaboration loss sharing on the consolidated statement of operations. Research and development expenses for the year ended December 31, 2020, included $88.2 million related to our 55% share of the co-development costs for tafasitamab. At December 31, 2020, $54.2 million was included in accrued and other liabilities on the consolidated balance sheet for amounts due to MorphoSys under the agreement.

Nimble

In September 2020, we entered into a collaboration and license agreement with Nimble Therapeutics, Inc. (“Nimble”). Under the terms of this agreement, Nimble will utilize their peptide synthesis, screening and optimization platform for discovery and validation of peptides against specified targets. Under the agreement, Nimble is eligible to receive up to $8.0 million in future contingent discovery milestones and up to $127.0 million in future contingent development and regulatory milestones. Additionally, in the event of successful commercialization, Nimble is eligible to receive up to $130.0 million in future contingent sales milestones and tiered royalties on net sales in the low single digits.

Note 7. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Office equipment	$17,880	$15,303
Laboratory equipment	86,021	70,510
Computer equipment	66,640	59,069
Land	10,671	10,203
Building and leasehold improvements	238,042	208,293
Operating lease right-of-use assets	26,816	19,672
Construction in progress	257,929	116,387
	703,999	499,437
Less accumulated depreciation and amortization	(144,374)	(121,870)
Property and equipment, net	$559,625	$377,567

Depreciation expense, including amortization expense of leasehold improvements, was $29.6 million, $32.1 million and $32.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. As of December 31, 2020, we have capitalized approximately $79.5 million in on site preparation, design and construction costs and currently expect the building to be completed in the second half of 2021.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new

European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. As of December 31, 2020, we have capitalized approximately $17.9 million in leasehold improvements.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of December 31, 2020, we have capitalized approximately $167.4 million in costs for construction, ground preparation and architectural and engineering studies. We currently expect the facility will be operational in the second half of 2021.

We are the lessee of several contracts, including those to secure fleet vehicles, buildings and equipment. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. Some of our building leases include options to renew and the exercise of these options is at our discretion. Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Current
Operating lease liabilities	$12,674	$9,343
Finance lease liabilities	2,284	664
Noncurrent
Operating lease liabilities	14,188	11,854
Finance lease liabilities	32,573	31,918
Total lease liabilities	$61,719	$53,779

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2021	$14,091	$3,652
2022	6,948	3,448
2023	3,714	3,341
2024	906	2,756
2025	761	2,772
After 2025	4,118	29,292
Total lease cash payments	$30,538	$45,261
Less: discount	3,676	10,404
Present value of lease liabilities	$26,862	$34,857

The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2020 and 2019 was $12.1 million and $11.9 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2020 and 2019 was $0.8 million in financing cash flows.

As of December 31, 2020, our finance and operating leases had a weighted average lease term of approximately 14.2 and 4.7 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.7% and 4.7%, respectively. As of December 31, 2019, our finance and operating leases had a weighted average lease term of approximately 15.8 and 3.0 years, respectively, and the weighted average discount rate of our finance and operating leases was approximately 3.6% and 4.5%, respectively.

For the year ended December 31, 2020, we incurred approximately $12.5 million of expense related to our operating leases, approximately $2.6 million of amortization on our finance lease right-of-use assets and approximately $1.2 million of interest expense on our finance lease liabilities. For the year ended December 31, 2019, we incurred approximately $12.7 million of expense related to our operating leases, approximately $1.7 million of amortization on our finance lease right-of-use assets and approximately $0.6 million of interest expense on our finance lease liabilities. For the years ended December 31, 2020 and 2019, the cost of our short term leases with a term less than 12 months was approximately $1.9 million and $1.1 million, respectively.

Note 8. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2020			Balance at December 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$98,709	$172,291	$271,000	$77,172	$193,828

Amortization expense was $21.5 million for the years ended December 31, 2020, 2019 and 2018 and is recorded in cost of product revenues on the consolidated statement of operations.  Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$64,611

Goodwill

There were no changes to the carrying amount of goodwill for the years ended December 31, 2020 and 2019.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Royalties	$106,011	$73,221
Clinical related costs	115,897	88,710
Sales allowances	73,204	59,924
Construction in progress	22,807	12,732
Operating lease liabilities	12,674	9,343
Other current liabilities	47,811	42,049
Total accrued and other current liabilities	$378,404	$285,979

Note 10. Convertible Notes

The carrying amount and fair value of our convertible notes were as follows (in thousands):

	December 31,
	2020		2019
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
1.25% Convertible Senior Notes due 2020	$—	$—	$18,300	$32,511

The fair value as of December 31, 2019 of the 1.25% Convertible Senior Notes that matured on November 15, 2020 (the “2020 Notes”) was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, is classified within Level 2 in the fair value hierarchy.

Prior to May 14, 2014, the 2020 Notes were not convertible except in connection with a make-whole fundamental change, as defined in the indenture. Beginning on, and including, May 15, 2014, the 2020 Notes were convertible prior to the close of business on the business day immediately preceding May 15, 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Notes on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2020 Notes on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after May 15, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2020 Notes were convertible at any time, regardless of the foregoing circumstances. Upon conversion we had the option to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

The initial conversion rate for the 2020 Notes was 19.3207 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $51.76 per share.

Prior to maturity on November 15, 2020, we settled, upon conversion, the remaining 2020 Notes principal balance in shares of common stock.

Note 11. Stockholders’ Equity

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2020 and 2019. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Common Stock.  We are authorized to issue 400,000,000 shares of common stock.

Stock Compensation Plans.  As of December 31, 2020, we had a total of 6,460,660 shares of our common stock available for future issuance related to our stock plans as described below.

2010 Stock Incentive Plan.  In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended and restated in March 2019, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options are granted to employees, consultants, and scientific advisors under the 2010 Stock Plan, pursuant to a formula determined by our Board of Directors. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years.

In April 2019, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 36,753,475 to 44,453,475.

Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2019	12,632,657	$81.42
Options granted	2,256,146	$92.82
Options exercised	(2,230,588)	$52.78
Options cancelled	(542,927)	$92.66
Balance at December 31, 2020	12,115,288	$88.31

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

Options to purchase a total of 6,732,942, 6,896,492 and 7,194,171 shares as of December 31, 2020, 2019 and 2018, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 were $87.5 million, $113.8 million and $73.9 million, respectively. At December 31, 2020, the aggregate intrinsic value of options outstanding and vested options are $86.3 million and $84.3 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2020 under the 2010 Stock Plan:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$18.97 - $68.62	1,659,221	5.97	$63.57	1,106,486	$61.34
$68.82 - $68.97	48,657	7.78	68.95	21,816	68.95
$72.27 - $72.27	1,714,370	7.96	72.27	597,888	72.27
$72.58 - $80.50	1,745,853	6.34	77.24	1,041,346	75.79
$80.56 - $85.01	1,586,213	7.21	84.35	951,572	84.15
$85.34 - $95.34	1,376,900	7.24	93.20	597,552	92.96
$95.54 - $106.47	1,985,715	6.48	101.14	926,623	96.69
$107.69 - $124.00	1,219,175	5.68	113.55	801,950	113.45
$124.03 - $134.38	753,912	6.13	129.23	664,552	129.35
$138.52 - $138.52	25,272	6.25	138.52	23,157	138.52
	12,115,288			6,732,942

Restricted Stock Units and Performance Shares

In January 2014, we began granting restricted stock units (“RSUs”) and performance shares (“PSUs”) to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under one of the existing long term incentive plans with performance based milestones and cliff vesting. For one of the existing long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019 and will continue to vest through June 2022.  For an existing long term incentive plan, under which 150,000 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 100% if all performance conditions were achieved or 0% if no performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 100% based on the performance conditions being achieved as of December 31, 2019 and will cliff vest in June 2021. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended December 31, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at December 31, 2020, no stock compensation expense was recognized.

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

In July 2020, we granted 92,347 PSUs to executives with performance milestones and cliff vesting on the third anniversary from date of grant.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 200% based on the level at which the financial and developmental performance conditions are achieved over the service period which ends December 31, 2022. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended December 31, 2020, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at December 31, 2020, no stock compensation expense was recognized.

RSU and PSU award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2019	2,602,376	$79.69
RSUs granted	1,356,377	$98.11
PSUs granted	92,347	$106.47
RSUs released	(572,810)	$86.21
PSUs released	(35,455)	$78.85
RSUs cancelled	(141,002)	$86.03
PSUs cancelled	(17,250)	$68.79
Balance at December 31, 2020	3,284,583	$87.42

The following table summarizes our shares available for grant under the 2010 Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available
for Grant
Balance at December 31, 2019	9,882,122
Options, RSUs and PSUs granted	(5,153,982)
Options, RSUs and PSUs cancelled	787,042
Balance at December 31, 2020	5,515,182

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in April 2020 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 258,453, 239,590 and 233,712 shares under the ESPP in 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, we recorded stock compensation expense of $4.6 million, $3.4 million and $3.7 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2020, 945,478 shares remain available for issuance under the ESPP.

Note 12. Stock Compensation

We recorded $177.9 million, $166.6 million and $148.2 million, respectively, of stock compensation expense for the years ended December 31, 2020, 2019 and 2018. Stock compensation expense within our consolidated statements of operations included research and development expense for the years ended December 31, 2020, 2019 and 2018 of $120.4 million, $114.0 million and $101.1 million, respectively. Stock compensation expense within our consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2020, 2019 and 2018 of $56.6 million, $51.9 million and $47.1 million, respectively. Stock compensation expense within our consolidated statements of operations also included cost of product revenues for the years ended December 31, 2020 and 2019 of $1.0 million and $0.7 million respectively. For the years ended December 31, 2020, 2019 and 2018, we capitalized $0.6 million, $0.4 million and $0.1 million, respectively, of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the year ended December 31,			For the year ended December 31,
	2020	2019	2018	2020	2019	2018
Average risk-free interest rates	0.80%	2.27%	2.61%	0.17%	1.82%	2.62%
Average expected life (in years)	4.98	5.27	5.26	0.50	0.50	0.50
Volatility	40%	45%	45%	45%	31%	46%
Weighted-average fair value (in dollars)	32.65	32.38	34.20	19.13	14.04	15.80

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

Total compensation cost of options granted but not yet vested as of December 31, 2020, was $75.0 million, which is expected to be recognized over the weighted average period of 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2020, was $119.0 million, which is expected to be recognized over the weighted average period of 1.7 years.  Total compensation cost of PSUs granted but not yet vested, as of December 31, 2020, was $25.7 million, which is expected to be recognized over the weighted average period of 1.3 years, should the underlying performance conditions be deemed probable of achievement.

Note 13. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income (loss) before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(16,609)	$712,486	$478,050
Non-U.S.	(215,609)	(225,695)	(362,703)
Income (loss) before provision for income taxes	$(232,218)	$486,791	$115,347

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$43,595	$23,526	$—
State	18,881	11,553	5,010
Foreign	1,353	5,183	1,303
	63,829	40,262	6,313
Deferred:
State	—	(205)	111
Foreign	(350)	(172)	(570)
	(350)	(377)	(459)
Total provision for income taxes	$63,479	$39,885	$5,854

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Provision (benefit) at U.S. federal statutory rate	$(48,766)	$102,226	$24,223
Unbenefited future tax deductions and tax credits	105,923	(73,666)	(51,861)
Excess tax benefits related to share-based compensation	(9,750)	(13,418)	(8,233)
Foreign tax rate differential	30,412	25,419	37,061
Non-deductible officer compensation	7,418	5,213	4,114
Foreign-derived intangible income	(22,830)	(9,153)	—
Other	1,072	3,264	550
Provision for income taxes	$63,479	$39,885	$5,854

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$128,088	$102,001
Federal and state research credits	305,099	400,550
Capitalized research and development	43,806	46,188
Deferred revenue and accruals	27,467	13,609
Non-cash compensation	75,867	67,345
Acquisition-related contingent consideration	32,658	31,956
Intangibles, net	289,848	92,806
Long term investments	25,968	14,899
Other	26,303	21,885
Total gross deferred tax assets	955,104	791,239
Less valuation allowance for deferred tax assets	(930,209)	(770,497)
Net deferred tax assets	$24,895	$20,742

Deferred tax liabilities:
Property and equipment	$(22,841)	$(19,095)
Total gross deferred tax liabilities	(22,841)	(19,095)
Net deferred tax assets	$2,054	$1,647

The net deferred tax asset balance is reported in other assets, net on the consolidated balance sheets as of December 31, 2020 and 2019.

As of December 31, 2020, the Company has net operating loss (“NOL”) carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
State	$361,890	2021 through 2039; indefinite
Foreign	1,250,048	2021 through 2027
Research and development credit carryforwards
Federal	150,598	2036 through 2040
State	23,986	2021 through 2039; indefinite
Orphan drug tax credit carryforwards	162,653	2035 through 2040

The valuation allowance for deferred tax assets increased by approximately $159.7 million during the year ended December 31, 2020, decreased by approximately $66.5 million during the year ended December 31, 2019 and increased by approximately $2.2 million during the year ended December 31, 2018.  The net valuation allowance increase during 2020 was primarily due to the generation of future deductible temporary differences and foreign NOLs offset by a net utilization of research and development (“R&D”) and orphan drug credits in the U.S.

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

Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of December 31, 2020. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, we would recognize a tax benefit of $31.6 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$24,251	$22,395
Additions related to prior periods tax positions	3,953	726
Reductions related to prior periods tax positions	(216)	(82)
Additions related to current period tax positions	4,119	1,835
Settlements	(201)	—
Reductions due to lapse of applicable statute of limitations	(397)	(557)
Currency translation adjustment	88	(66)
Balance at end of year	$31,597	$24,251

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the year ended December 31, 2020, we recorded a negligible reduction to interest and penalties as a component of income tax expense.  During the years ending December 31, 2019 and 2018, we recorded interest and penalties as a component of income tax expense of $0.2 million and $0.1 million, respectively. We do not anticipate any significant changes to our unrecognized tax benefits during the next twelve months.

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

Note 14. Net Income (Loss) Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs, PSUs and common shares issuable upon conversion of the 2020 Notes using the if-converted method.  Common shares issuable upon conversion of the 2020 Notes were excluded from the diluted net income (loss) per share computation for all periods presented as their share effect was anti-dilutive.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Basic Net Income (Loss) Per Share
Basic net income (loss)	$(295,697)	$446,906	$109,493
Weighted average common shares outstanding	218,073	214,913	212,383

Basic net income (loss) per share	$(1.36)	$2.08	$0.52

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$(295,697)	$446,906	$109,493
Weighted average common shares outstanding	218,073	214,913	212,383

Dilutive stock options and awards	—	2,744	3,252

Weighted average shares used to compute diluted net income (loss) per share	218,073	217,657	215,635

Diluted net income (loss) per share	$(1.36)	$2.05	$0.51

The following potential common shares were excluded from the calculation as their effect would be anti-dilutive:

	2020	2019	2018
Outstanding stock options and awards	15,274,871	9,349,889	8,255,992
Common shares issuable upon conversion of the 2020 Notes	—	368,939	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	15,274,871	9,718,828	8,624,931

Note 15. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $13.4 million, $11.7 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Included in the 2020, 2019 and 2018 defined contribution expense was $1.7 million, $1.6 million and $1.4 million, respectively, of expense related to matching contributions under the non-U.S. defined contribution plans.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2020 for the plans was determined using a discount rate of 0.10% and rate of compensation increase of 2.00%. The 2020 net periodic benefit cost for the plans was determined using discount rates of 0.30%, rates of compensation increase of 2.25% and long-term expected return on plan assets of 0.30%. The benefit obligation at December 31, 2019 for the plans was determined using a discount rate of 0.30% and rate of compensation increase of 2.25%.  The 2019 net periodic benefit cost for the plans was determined using discount rates of 0.75%, rates of compensation increase of 2.25% and long-term expected return on plan assets of 0.75%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Benefit obligation, beginning of year	$62,770	$46,038
Employer service cost	6,047	5,195
Interest cost	193	345
Plan participants' contributions	2,237	1,613
Actuarial loss	9,372	6,672
Transfer of benefits net of payments from fund	11,057	2,184
Expenses paid from assets	(88)	(61)
Translation loss	6,371	784
Benefit obligation, end of year	97,959	62,770

Fair value of plan assets, beginning of year	38,662	30,368
Actual return on plan assets	260	132
Employer contributions	5,413	3,910
Plan participants' contributions	2,237	1,613
Transfer of benefits net of payments from fund	11,057	2,184
Expenses paid from assets	(88)	(61)
Translation gain	3,724	516
Fair value of plan assets, end of year	61,265	38,662

Unfunded liability, end of year	$36,694	$24,108

The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2020 and 2019. The accumulated benefit obligation is $83.2 million and $52.9 million as of December 31, 2020 and 2019, respectively.

The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost	$6,047	$5,195	$4,450
Interest cost	193	345	278
Expected return on plan assets	(126)	(241)	(195)
Amortization of prior service cost	216	214	179
Amortization of actuarial losses	667	247	265
Net periodic benefit cost	$6,997	$5,760	$4,977

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive loss were as follows, net of tax (in thousands):

	Year Ended December 31,
	2020	2019	2018
Pension liability, beginning of year	$15,468	$9,146	$8,450
Net prior service costs	(216)	(214)	(179)
Net loss	8,579	6,536	875
Pension liability, end of year	$23,831	$15,468	$9,146

We expect to contribute a total of $6.0 million to the pension plans in 2021. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2021	$3,315
2022	3,413
2023	3,474
2024	3,506
2025	3,972
2026-2030	22,498
Total	$40,178

Note 16. Commitments and Contingencies

In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period. Information on our future lease obligations are described in Note 7.

We have entered into the collaboration agreements described in Note 6, as well as various other collaboration agreements that are not individually, or in the aggregate, significant to our operating results or financial condition at this time. We may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these agreements, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products.

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We have cooperated with this inquiry. In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above (“Relator”). The DOJ has not intervened to date. We filed an Answer to the Complaint on January 22, 2020 and on November 12, 2020, we filed a Motion for Summary Judgment (Motion).  All briefing on the Motion was completed on December 22, 2020 and the Judge will rule on the Motion based on these filings in due course.  A trial date has not been set.  We intend to continue defending ourselves vigorously against these allegations. We cannot predict the outcome or the timing of the ultimate resolution of the investigation or qui tam action, or reasonably estimate the possible range of loss, if any, that may result from these matters. Accordingly, no reserve has been made with respect to these matters as of December 31, 2020.

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

During the year ended December 31, 2020, total revenues generated by subsidiaries in the United States was $2.6 billion and total revenues generated from subsidiaries in Europe was $105.0 million.  During the year ended December 31, 2019, total revenues generated by subsidiaries in the United States was $2.1 billion and total revenues generated from subsidiaries in Europe was $90.0 million. During the year ended December 31, 2018, total revenues generated by subsidiaries in the United States was $1.8 billion and total revenues generated from subsidiaries in Europe was $79.9 million.  As of December 31, 2020, property and equipment, net was approximately $336.9 million in the United States, approximately $218.0 million in Europe and approximately $4.7 million in Japan. As of December 31, 2019, property and equipment, net was approximately $261.7 million in the United States and approximately $109.9 million in Europe.

Note 18. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2020 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(1)	$568,507	$688,043	$620,643	$789,509
Net income (loss)	$(720,642)	$290,298	$(15,203)	$149,850
Basic net income (loss) per share	$(3.33)	$1.33	$(0.07)	$0.68
Diluted net income (loss) per share	$(3.33)	$1.32	$(0.07)	$0.68
Shares used in computation of basic net income (loss) per share	216,721	217,549	218,784	219,239
Shares used in computation of diluted net income (loss) per share	216,721	220,434	218,784	221,228

	Fiscal 2019 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Revenues(2)	$497,857	$529,932	$551,581	$579,389
Net income	$102,312	$105,318	$128,271	$111,005
Basic net income per share	$0.48	$0.49	$0.60	$0.51
Diluted net income per share	$0.47	$0.48	$0.59	$0.51
Shares used in computation of basic net income per share	214,065	214,620	215,199	215,770
Shares used in computation of diluted net income per share	217,061	217,483	217,791	218,542
(1)	The quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 include $486.7 million, $500.3 million, $522.3 million, and $559.5 million, respectively, of product revenues, net, relating to JAKAFI, ICLUSIG and PEMAZYRE. The quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 include $81.8 million, $92.8 million, $98.4 million and $119.9 million, respectively, of product royalty revenues related to the sale of JAKAVI and OLUMIANT outside the United States and TABRECTA worldwide. The quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 include $0.0 million, $95.0 million, $0.0 million and $110.0 million, respectively, of milestone and contract revenues relating to the Innovent, Lilly and Novartis agreements.
(2)	The quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 include $396.2 million, $433.9 million, $454.0 million, and $490.8 million, respectively, of product revenues, net, relating to JAKAFI and ICLUSIG. The quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 include $61.6 million, $76.0 million, $80.1 million and $88.6 million, respectively, of product royalty revenues related to the sale of JAKAVI and OLUMIANT outside the United States. In December 2018 and July 2019, we entered into collaborative research and license agreements with Innovent and Zai Lab, respectively. The quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 include $40.0 million,

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended December 31, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on Internal Control over Financial Reporting

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Incyte Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

February 9, 2021

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders to be held on May 26, 2021 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

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

Our Board of Directors has appointed an Audit and Finance Committee of three directors, currently comprised of Mr. Paul J. Clancy, as Chairman, Dr. Wendy L. Dixon and Dr. Jacqualyn A. Fouse. The Board of Directors has also determined that Mr. Clancy and Dr. Fouse are each qualified as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the applicable standards of The Nasdaq Stock Market.

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

3(ii)	Bylaws of the Company, as amended as of November 15, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to the Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.2

Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1#	Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2019).
10.2#

Form of Global Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

Exhibit Number	Description of Document
10.3#

Form of Global Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.4#

Form of Performance Share Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.5#

Form of Nonstatutory Stock Option Agreement for Outside Directors under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.6#

Form of Restricted Stock Unit Award Agreement for Outside Directors under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.7#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.8#*	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended.
10.9#

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

10.10#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Paula J. Swain and Wenqing Yao (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.11#

Offer of Employment Letter, dated December 14, 2018, from the Company to Christiana Stamoulis (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.12#

Amended and Restated Employment Agreement between the Company and Hervé Hoppenot, dated as of October 25, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.13†

Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.13.1†

Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.13.2††

Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.14†

License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.14.1†

Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.14.2†

Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Document
10.14.3†

Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.14.4††

Letter Agreement, dated May 13, 2020, between the Company and Eli Lilly and Company, together with related Letter of Understanding, dated March 5, 2020, between the Company and Eli Lilly and Company, each relating to License, Development and Commercialization Agreement entered into as of December 18, 2009 by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.15†

License, Development and Commercialization Agreement, dated as of January 9, 2015, by and among the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.15.1†

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

10.16†

Amended and Restated Buy-In License Agreement, dated as of June 1, 2016, between ARIAD Pharmaceuticals, Inc., ARIAD Pharmaceuticals (Europe) S.à.r.l. and the Company, as guarantor (incorporated by reference to Exhibit 10.3 to Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.17†

Collaboration and License Agreement, dated December 20, 2016, by and between the Company and Merus N.V. (incorporated by reference to Exhibit 10.27 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18†

Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

10.18.1†

Amendment No. 1, dated as of March 15, 2018, to Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.19††

Collaboration and License Agreement entered into as of January 12, 2020 by and among the Company, MorphoSys AG and MorphoSys US Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.19.1††*	First Amendment, dated as of July 17, 2020, to Collaboration and License Agreement entered into as of January 12, 2020 by and among the Company, MorphoSys AG and MorphoSys US Inc.
10.20

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
101	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
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

†	Confidential treatment has been granted with respect to certain portions of these agreements.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.

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

Date: February 9, 2021

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

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 9, 2021
Hervé Hoppenot

/s/ Christiana Stamoulis	Chief Financial Officer (Principal Financial Officer)	February 9, 2021
Christiana Stamoulis

/s/ Paul Trower	VP, Finance (Principal Accounting Officer)	February 9, 2021
Paul Trower

/s/ Julian C. Baker	Director	February 9, 2021
Julian C. Baker

/s/ Jean-Jacques Bienaimé	Director	February 9, 2021
Jean-Jacques Bienaimé

/s/ Paul J. Clancy	Director	February 9, 2021
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 9, 2021
Wendy L. Dixon

/s/ Jacqualyn A. Fouse	Director	February 9, 2021
Jacqualyn A. Fouse

/s/ Paul A. Friedman	Director	February 9, 2021
Paul A. Friedman

/s/ Edmund P. Harrigan	Director	February 9, 2021
Edmund P. Harrigan

/s/ Katherine A. High	Director	February 9, 2021
Katherine A. High