Form 10-Q
period 2021-03-31
INCYTE CORP
filed 2021-05-04
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 219,923,477 as of April 27, 2021.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2021	2020*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,669,968	$1,513,008
Marketable securities—available-for-sale (amortized cost $292,278; allowance for credit losses $0)	292,425	288,369
Accounts receivable	397,357	481,994
Inventory	16,700	16,425
Prepaid expenses and other current assets	73,519	60,098
Total current assets	2,449,969	2,359,894

Restricted cash and investments	1,643	1,757
Long term investments	202,174	222,301
Inventory	23,679	19,548
Property and equipment, net	594,670	559,625
Finance lease right-of-use assets, net	27,987	28,451
Other intangible assets, net	166,907	172,291
Goodwill	155,593	155,593
Other assets, net	38,814	41,458
Total assets	$3,661,436	$3,560,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,058	$98,767
Accrued compensation	75,718	113,340
Accrued and other current liabilities	420,882	378,404
Finance lease liabilities	2,317	2,284
Acquisition-related contingent consideration	39,906	38,400
Total current liabilities	623,881	631,195

Acquisition-related contingent consideration	223,094	227,600
Finance lease liabilities	32,154	32,573
Other liabilities	54,463	58,282
Total liabilities	933,592	949,650

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 219,880,198 and 219,489,329 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	220	219
Additional paid-in capital	4,420,902	4,352,864
Accumulated other comprehensive loss	(20,358)	(15,360)
Accumulated deficit	(1,672,920)	(1,726,455)
Total stockholders’ equity	2,727,844	2,611,268
Total liabilities and stockholders’ equity	$3,661,436	$3,560,918

*   The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product revenues, net	$504,811	$486,727
Product royalty revenues	99,907	81,780

Total revenues	604,718	568,507

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	29,220	27,319
Research and development	306,896	1,085,287
Selling, general and administrative	153,795	111,148
Change in fair value of acquisition-related contingent consideration	5,526	6,627
Collaboration loss sharing	10,484	2,130

Total costs and expenses	505,921	1,232,511

Income (loss) from operations	98,797	(664,004)
Other income (expense), net	(1,407)	8,662
Interest expense	(359)	(602)
Unrealized loss on long term investments	(27,709)	(48,132)

Income (loss) before provision for income taxes	69,322	(704,076)

Provision for income taxes	15,787	16,566

Net income (loss)	$53,535	$(720,642)

Net income (loss) per share:
Basic	$0.24	$(3.33)
Diluted	$0.24	$(3.33)

Shares used in computing net income (loss) per share:
Basic	219,801	216,721
Diluted	221,867	216,721

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$53,535	$(720,642)

Other comprehensive income (loss):
Foreign currency translation	(5,308)	1,560
Unrealized (loss) gain on marketable securities, net of tax	(32)	654
Defined benefit pension obligations, net of tax	342	221
Other comprehensive income (loss)	(4,998)	2,435

Comprehensive income (loss)	$48,537	$(718,207)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Three Months Ended March 31, 2020
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2020	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 772,538 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	14,618	—	—	14,619
Issuance of 1,957 shares of Common Stock for services rendered	—	145	—	—	145
Stock compensation	—	42,758	—	—	42,758
Other comprehensive income	—	—	2,435	—	2,435
Net loss	—	—	—	(720,642)	(720,642)
Balances at March 31, 2020	$217	$4,102,011	$(13,107)	$(2,151,400)	$1,937,721

	For the Three Months Ended March 31, 2021
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$53,535	$(720,642)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,838	13,098
Stock-based compensation	47,358	42,513
Other, net	4,622	145
Unrealized loss on long term investments	27,709	48,132
Change in fair value of acquisition-related contingent consideration	5,526	6,627
Changes in operating assets and liabilities:
Accounts receivable	84,637	(42,713)
Prepaid expenses and other assets	(10,777)	(16,701)
Inventory	(4,406)	(5,712)
Accounts payable	(13,709)	(22,710)
Accrued and other liabilities	(2,238)	14,546
Net cash provided by (used in) operating activities	206,095	(683,417)
Cash flows from investing activities:
Purchase of long term investment	(8,662)	(95,468)
Sale of long term investment	1,080	—
Capital expenditures	(48,083)	(39,265)
Purchases of marketable securities	(39,301)	(147,403)
Sale and maturities of marketable securities	35,213	173,576
Net cash (used in) investing activities	(59,753)	(108,560)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	20,028	14,619
Payment of finance lease liabilities	(573)	(187)
Payment of contingent consideration	(6,620)	(11,933)
Net cash provided by financing activities	12,835	2,499
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(2,331)	1,560
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	156,846	(787,918)
Cash, cash equivalents, restricted cash and investments at beginning of period	1,514,765	1,833,707
Cash, cash equivalents, restricted cash and investments at end of period	$1,671,611	$1,045,789
Supplemental Schedule of Cash Flow Information
Income taxes paid	$339	$855
Unpaid purchases of property and equipment	$21,262	$13,582
Leased assets obtained in exchange for new operating lease liabilities	$1,898	$1,984
Leased assets obtained in exchange for new finance lease liabilities	$68	$—

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1.     Organization and business

Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib) and MONJUVI® (tafasitamab-cxix), which is co-commercialized. Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2020 has been derived from our audited consolidated financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts Receivable.  As of March 31, 2021 and December 31, 2020, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of March 31, 2021, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of March 31, 2021.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic.  The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During the three months ended March 31, 2021, we have continued to delay the payment of certain employer payroll tax amounts to future periods as allowed under the Act. However, we do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity. We have further described the expected impact and risks of COVID-19 on our business in Item 1. Business and in Item 1A. Risk Factors.

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

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For the three months ended March 31, 2021 and 2020, we had no revenues from intellectual licenses recognized over time.

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

We often contract with contract research organizations (“CROs”) to facilitate, coordinate and perform agreed upon research and development of a new drug. To ensure that research and development costs are expensed as incurred, we record monthly accruals for clinical trials and preclinical testing costs based on the work performed under the contract. These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed. Most professional fees, including project and clinical management, data management, monitoring, and medical writing fees are incurred throughout the contract period. These professional fees are expensed based on their percentage of completion at a particular date. Our CRO contracts generally include pass through fees. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs, including shipping and printing fees. We expense the costs of pass through fees under our CRO contracts as they are incurred, based on the best information available to us at the time. The estimates of the pass through fees incurred are based on the amount of work completed for the clinical trial and are monitored through correspondence with the CROs, internal reviews and a review of contractual terms. The factors utilized to derive the estimates include the number of patients enrolled, duration of the clinical trial, estimated patient attrition, screening rate and length of the dosing regimen. CRO fees incurred to set up the clinical trial are expensed during the setup period. Under our clinical trial collaboration agreements we may be reimbursed for certain development costs incurred. Such costs are recorded as a reduction of research and development expense in the period in which the related expense is incurred.

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

Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the three months ended March 31, 2021 and 2020, advertising expenses were approximately $10.8 million and $4.8 million, respectively.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three months ended March 31, 2021 and 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab) under our agreement with MorphoSys.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. We adopted this guidance for the period beginning January 1, 2021. Upon adoption, ASU No. 2019-12 had an immaterial impact on the condensed consolidated financial statements.

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
JAKAFI revenues, net	$465,710	$459,479
ICLUSIG revenues, net	25,645	27,248
PEMAZYRE revenues, net	13,456	—
Total product revenues, net	504,811	486,727
JAKAVI product royalty revenues	65,602	56,333
OLUMIANT product royalty revenues	32,258	25,447
TABRECTA product royalty revenues	2,047	—
Total product royalty revenues	99,907	81,780
Total revenues	$604,718	$568,507

For further information on our revenue-generating contracts, refer to Note 9.

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

At March 31, 2021 and December 31, 2020, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2021.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Cash and cash equivalents	$1,669,968	$—	$—	$1,669,968
Debt securities (government)	—	292,425	—	292,425
Long term investments (Note 9)	202,174	—	—	202,174
Total assets	$1,872,142	$292,425	$—	$2,164,567

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Cash and cash equivalents	$1,513,008	$—	$—	$1,513,008
Debt securities (government)	—	288,369	—	288,369
Long term investments (Note 9)	222,301	—	—	222,301
Total assets	$1,735,309	$288,369	$—	$2,023,678

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Acquisition-related contingent consideration	$—	$—	$263,000	$263,000
Total liabilities	$—	$—	$263,000	$263,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Acquisition-related contingent consideration	$—	$—	$266,000	$266,000
Total liabilities	$—	$—	$266,000	$266,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2021
Balance at January 1,	$266,000
Contingent consideration earned during the period but not yet paid	(8,526)
Change in fair value of contingent consideration	5,526
Balance at March 31,	$263,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2021 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European

Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three months ended March 31, 2021 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2021 and December 31, 2020, contingent consideration earned but not yet paid was $8.5 million and $9.6 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
March 31, 2021
Debt securities (government)	$292,287	$138	$292,425

December 31, 2020
Debt securities (government)	$288,199	$170	$288,369

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of March 31, 2021 and December 31, 2020, the available-for-sale debt securities were held in U.S. government debt securities and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 26% and 42% of the accounts receivable balance as of March 31, 2021 and December 31, 2020, respectively.  For further information relating to these collaboration and license agreements, refer to Note 9.

In November 2011, we began commercialization and distribution of JAKAFI and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2021	2020
Customer A	18%	19%
Customer B	13%	13%
Customer C	17%	18%
Customer D	10%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 35% and 29% of the accounts receivable balance as of March 31, 2021 and December 31, 2020, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of March 31, 2021 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,275	$1,275
Work-in-process	27,043	21,242
Finished goods	12,061	13,456
	40,379	35,973
Inventories-current	16,700	16,425
Inventories-noncurrent	$23,679	$19,548

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2021, $16.7 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2021, $23.7 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Office equipment	$18,087	$17,880
Laboratory equipment	89,714	86,021
Computer equipment	67,625	66,640
Land	10,328	10,671
Building and leasehold improvements	244,872	238,042
Operating lease right-of-use assets	25,099	26,816
Construction in progress	290,350	257,929
	746,075	703,999
Less accumulated depreciation and amortization	(151,405)	(144,374)
Property and equipment, net	$594,670	$559,625

In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. As of March 31, 2021, we have capitalized approximately $103.3 million in on site preparation, design and construction costs and currently expect the building to be completed in the first half of 2022.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. At March 31, 2021, we capitalized approximately $19.1 million in leasehold improvements.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of March 31, 2021, we have capitalized approximately $173.3 million in costs for construction, ground preparation and architectural and engineering studies. We currently expect the facility will be operational in the first half of 2022.

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

	March 31,	December 31,
	2021	2020
Current
Operating lease liabilities	$11,659	$12,674
Finance lease liabilities	2,317	2,284
Noncurrent
Operating lease liabilities	13,193	14,188
Finance lease liabilities	32,154	32,573
Total lease liabilities	$59,323	$61,719

The cash paid for amounts included in the measurement of our operating lease liabilities as of March 31, 2021 and 2020 was $3.5 million and $3.2 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities as of March 31, 2021 and 2020 was $0.6 million and $0.2 million, respectively, in financing cash flows.

As of March 31, 2021, our finance and operating leases had a weighted average lease term of approximately 14.1 and 4.9 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.8% and 5.5%, respectively.

For the three months ended March 31, 2021, we incurred approximately $3.5 million of expense related to our operating leases, approximately $0.6 million of amortization on our finance lease right-of-use assets and approximately $0.3 million of interest expense on our finance lease liabilities. For the three months ended March 31, 2020, we incurred approximately $3.2 million of expense related to our operating leases, approximately $0.6 million of amortization on our finance lease right-of-use assets and approximately $0.3 million of interest expense on our finance lease liabilities. For the three months ended March 31, 2021 and 2020, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at March 31, 2021			Balance at December 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$104,093	$166,907	$271,000	$98,709	$172,291

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$16,155	$21,536	$21,536	$21,536	$21,536	$64,608

Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2021.

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

Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received in the aggregate $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through March 31, 2021.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on future TABRECTA net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three months ended March 31, 2021 and 2020, such royalties payable to Novartis on net sales within the United States totaled $17.8 million and $17.5 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2021 and December 31, 2020, $101.6 million and $96.4 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the three months ended March 31, 2021 and 2020 were net of $0.1 million and $0.3 million, respectively, of costs reimbursed by Novartis. At March 31, 2021 and December 31, 2020, $0.1 million and $0.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement for the three months ended March 31, 2021 and 2020 was $0.0 million for each period. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2021 and 2020 was $65.6 million and $56.3 million, respectively.  Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three months ended March 31, 2021 and 2020 was $2.0 million and $0.0 million, respectively.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $265.0 million for the achievement of regulatory milestones through March 31, 2021.

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

Milestone and contract revenue under the Lilly agreement for the three months ended March 31, 2021 and 2020 was $0.0 million for each period. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three months ended March 31, 2021 and 2020 was $32.3 million and $25.4 million, respectively.

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

In 2017 under the Amended Agreement, we paid Agenus $20.0 million in accelerated milestones relating to the clinical development of the GITR and OX40 programs. As of March 31, 2021, we have paid Agenus additional milestones totaling $10.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. In the third quarter of 2020, we sold an aggregate of approximately 2.5 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $4.28 to $5.25, resulting in gross proceeds of approximately $12.7 million. In the first quarter of 2021, we sold approximately 0.2 million shares of Agenus Inc. common stock priced at market at $5.45, resulting in gross proceeds of approximately $1.1 million. As of March 31, 2021, we owned approximately 7% of the outstanding shares of Agenus Inc. common stock. As a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option. We account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the three months ended March 31, 2021 and 2020, we recorded an unrealized loss of $5.9 million and $28.8 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at March 31, 2021 and December 31, 2020 was $37.7 million and $44.7 million, respectively.

Research and development expenses for the three months ended March 31, 2021 and 2020 also included $0.5 million and $0.1 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At March 31, 2021 and December 31, 2020, a total of $0.5 million and $0.5 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In 2017, we paid Merus an upfront non-refundable payment of $120.0 million. For each program as to which Merus does not have commercialization or development co-funding rights, Merus will be eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus will be eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United

States.  For MCLA-145, we and Merus will each be eligible to receive tiered royalties on net sales in the other party’s territory at rates ranging from 6% to 10%.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share. The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus at March 31, 2021 and December 31, 2020 was $74.2 million and $56.1 million, respectively.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of March 31, 2021, we owned approximately 9% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2021 and 2020 we recorded an unrealized gain of $9.4 million and an unrealized loss of $6.3 million, respectively, based on the change in fair value of Merus’ common shares during these periods.

Research and development expenses for the three months ended March 31, 2021 and 2020 included $2.3 million of additional development costs incurred pursuant to the Merus agreement. At March 31, 2021 and December 31, 2020, a total of $1.6 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of March 31, 2021, we have paid Calithera an upfront license fee of $45.0 million and an additional $12.0 million milestone payment. In August 2020, Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera eligible to receive $738.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158.  We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price.  Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at March 31, 2021 and December 31, 2020 was $4.2 million and $8.4 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2021, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020 we recorded an unrealized loss of $4.3 million and $2.2 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three months ended March 31, 2021 and 2020 included $2.5 million of additional development costs incurred pursuant to the Calithera agreement. At March 31, 2021 and December 31, 2020, a total of $0.5 million and $0.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of March 31, 2021, we have paid MacroGenics an upfront payment of $150.0 million and developmental milestones totaling $65.0 million. MacroGenics is eligible to receive up to an additional $355.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Research and development expenses for the three months ended March 31, 2021 and 2020 also included $13.6 million and $16.4 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At March 31, 2021 and December 31, 2020, a total of $1.0 million and $0.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of March 31, 2021 and December 31, 2020 was $7.0 million and $10.2 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2021, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, we recorded an unrealized loss of $3.2 million and $0.9 million, respectively, based on the change in fair market value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the functional intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations. The upfront milestone was recognized as revenue at a point in time upon our transfer of the licenses to Innovent for the right to use the functional intellectual property. In addition, we are eligible to receive up to an additional $104.0 million in potential development and regulatory milestones.

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

Research and development expenses for the three months ended March 31, 2021 and 2020 were net of $0.0 million of costs reimbursed by Innovent. At March 31, 2021 and December 31, 2020, $2.4 million and $1.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Zai Lab

In July 2019, we entered into a collaboration and license agreement with Zai Lab. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In August 2019, we recognized an upfront payment under this agreement of $17.5 million.

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

Research and development expenses for the three months ended March 31, 2021 and 2020 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Zai Lab. At March 31, 2021 and December 31, 2020, $0.7 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheet.

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

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense. The fair market value of our long term investment in MorphoSys as of March 31, 2021 and December 31, 2020, was $79.1 million and $102.9 million, respectively.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of March 31, 2021, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, we recorded an unrealized loss of $23.7 million and $9.9 million, respectively, based on the change in fair market value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the three months ended March 31, 2021 and 2020 was $10.5 million and $2.1 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three months ended March 31, 2021 and 2020, includes $14.9 million and $11.6 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At March 31, 2021 and December 31, 2020, $47.2 million and $54.2 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to MorphoSys under the agreement.

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

10.     Stock compensation

We recorded $47.3 million and $42.5 million, respectively, of stock compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 included research and development expense of $29.9 million and $28.7 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 also included selling, general and administrative expense of $17.2 million and $13.6 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 also included cost of product revenues of $0.2 million for each period. For the three months ended March 31, 2021 and 2020, we capitalized $0.5 million and $0.2 million, respectively, of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan

	For the Three Months Ended March 31,
	2021	2020	2021	2020
Average risk-free interest rates	0.34%	1.56%	0.16%	0.23%
Average expected life (in years)	4.68	4.65	0.25	0.25
Volatility	39%	40%	39%	52%
Weighted-average fair value (in dollars)	29.88	28.43	19.08	16.00

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2020	12,115,288	$88.31
Options granted	910,673	$90.06
Options exercised	(321,415)	$69.74
Options cancelled	(197,570)	$89.34
Balance at March 31, 2021	12,506,976	$88.90

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2020	3,284,583	$87.42
RSUs granted	485,381	$90.35
RSUs released	(94,189)	$86.45
RSUs cancelled	(88,895)	$92.15
PSUs cancelled	(1,500)	$65.76
Balance at March 31, 2021	3,585,380	$87.74

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock. Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under one of the existing long term incentive plans with performance based milestones and cliff vesting. For one of the existing long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019 and will continue to vest through June 2022.  For an existing long term incentive plan, under which 150,000 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 100% if all performance conditions were achieved or 0% if no performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 100% based on the performance conditions being achieved as of December 31, 2019 and will cliff vest in June 2021. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended March 31, 2021, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at March 31, 2021, no stock compensation expense was recognized.

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

In July 2020, we granted 92,347 PSUs to executives with performance milestones and cliff vesting on the third anniversary from date of grant.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 200% based on the level at which the financial and developmental performance conditions are achieved over the service period which ends December 31, 2022. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended March 31, 2021, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at March 31, 2021, no stock compensation expense was recognized.

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2020	5,515,182
Options, RSUs and PSUs granted	(1,881,435)
Options, RSUs and PSUs cancelled	364,802
Balance at March 31, 2021	3,998,549

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2021, was $78.6 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2021, was $131.1 million, which is expected to be recognized over the weighted average period of approximately 1.8 years.  Total compensation cost of PSUs granted but not yet vested, as of March 31, 2021, was $23.0 million, which is expected to be recognized over the weighted average period of 1.1 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Royalties	$110,097	$106,011
Clinical related costs	99,461	115,897
Sales allowances	101,721	73,204
Construction in progress	21,262	22,807
Operating lease liabilities	11,659	12,674
Other current liabilities	76,682	47,811
Total accrued and other current liabilities	$420,882	$378,404

12.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2021 and 2020 was $4.1 million and $3.3 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Service cost	$1,955	$1,457
Interest cost	22	46
Expected return on plan assets	(15)	(30)
Amortization of prior service cost	54	54
Amortization of actuarial losses	288	167
Net periodic benefit cost	$2,304	$1,694

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $5.3 million to the pension plans in 2021 inclusive of the amounts contributed to the plan during the current period.

13.     Income taxes

For the three months ended March 31, 2021 and 2020, we recorded income tax expense of approximately $15.8 million and $16.6 million, respectively. The tax expense for the three months ended March 31, 2021 and 2020 represents primarily driven by federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

As of March 31, 2021, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income

(losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of March 31, 2021. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $0.9 million during the three months ended March 31, 2021. The overall increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a negligible increase to noncurrent other liabilities on the condensed consolidated balance sheet.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	March 31,
(in thousands, except per share data)	2021	2020
Basic Net Income (Loss) Per Share
Basic net income (loss)	$53,535	$(720,642)
Weighted average common shares outstanding	219,801	216,721

Basic net income (loss) per share	$0.24	$(3.33)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$53,535	$(720,642)
Weighted average common shares outstanding	219,801	216,721

Dilutive stock options and awards	2,066	—

Weighted average shares used to compute diluted net income (loss) per share	221,867	216,721

Diluted net income (loss) per share	$0.24	$(3.33)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended
	March 31,
	2021	2020
Outstanding stock options and awards	8,871,744	15,544,348
Common shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2020	—	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	8,871,744	15,913,287

15.    Contingencies

We have entered into the collaboration agreements described in Note 9, as well as various other collaboration agreements that are not individually, or in the aggregate, significant to our operating results or financial condition at this time. We may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these agreements, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products.

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. We have cooperated with this inquiry. In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above (“Relator”). The DOJ has not intervened to date. We filed an Answer to the Complaint on January 22, 2020 and on November 12, 2020 we filed a Motion for Summary Judgment (Motion).  All briefing on the Motion was completed on December 22, 2020.  A trial date has not been set.  Incyte denies any improper claims were submitted to government payers; however, we have reached a settlement in principle with the DOJ Civil Division. A reserve of $13.2 million was recorded with respect to these matters as of March 31, 2021 and was included in accrued and other current liabilities.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE ® (pemigatinib), ICLUSIG® (ponatinib) and MONJUVI® (tafasitamab-cxix);
●	our plans to further develop our operations outside of the United States;
●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize our drug products and drug candidates;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
●	expectations with respect to reimbursement for our products;
●	the expected impact of recent accounting pronouncements and changes in tax laws;
●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation and governmental proceedings;
●	our expectations regarding competition;
●	expectations relating to the anticipated completion dates for our Delaware headquarters expansion project and our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize our drug products and drug candidates;
●	our ability to maintain at anticipated levels reimbursement for our products from government health administration authorities, private health insurers and other organizations;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities;
●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
●	our ability to maintain regulatory approvals to market our products;
●	our ability to achieve a significant market share in order to achieve or maintain profitability;
●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;

●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans relating to our Delaware headquarters expansion project and our large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	risks relating to our ability to sustain profitability;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global commercial and clinical development operations. We also conduct commercial and clinical development operations from our European headquarters in Morges, Switzerland and our Japanese office in Tokyo.

As described in more detail below, we operate in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which is comprised of Myeloproliferative Neoplasms (MPNs) and Graft-Versus-Host Disease (GVHD), as well as solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI)/Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.

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

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA-approved JAK inhibitor for any indication and was the first FDA-approved product in all three of its current indications. JAKAFI remains the first-line standard of care in MF and remains the only FDA-approved product for PV and steroid-refractory acute GVHD. The FDA has granted JAKAFI orphan drug status for MF, PV and GVHD.

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

Myelofibrosis.  MF is a rare, life-threatening condition. MF, considered the most serious of the myeloproliferative neoplasms, can occur either as primary MF, or as secondary MF that develops in some patients who previously had polycythemia vera or essential thrombocythemia. We estimate there are between 16,000 and 18,500 patients with MF in the United States. Based on the modern prognostic scoring systems referred to as International Prognostic Scoring System and Dynamic International Prognostic Scoring System, we believe intermediate and high-risk patients represent 80%  to 90%  of all patients with MF in the United States and encompass patients over the age of 65, or patients who have or have ever had any of the following: anemia, constitutional symptoms, elevated white blood cell or blast counts, or platelet counts less than 100,000 per microliter of blood.

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

DLBCL is the most common type of non-Hodgkin lymphoma in adults worldwide, comprising 40% of all cases. DLBCL is characterized by rapidly growing masses of malignant B-cells in the lymph nodes, spleen, liver, bone marrow or other organs. It is an aggressive disease with ~40% of patients not responding to initial therapy or relapsing thereafter. We estimate that there are ~10,000 patients diagnosed in the United States each year with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL) who are not eligible for ASCT.

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

In March 2021, PEMAZYRE was approved by the Japanese Ministry of Health, Labour and Welfare (MHLW) for the treatment of patients with unresectable biliary tract cancer (BTC) with an FGFR2 fusion gene, worsening after cancer chemotherapy. Also in March 2021, PEMAZYRE was approved by the European Commission (EC) for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy.

PEMAZYRE is the first internally discovered product to be globally commercialized by us.

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

Clinical Programs in Hematology and Oncology

Ruxolitinib and itacitinib

As part of our development efforts to evaluate JAK inhibition in GVHD, the REACH clinical program is evaluating ruxolitinib in patients with steroid-refractory GVHD and includes REACH2, a Novartis-sponsored Phase III trial in steroid-refractory acute GVHD, and REACH3, a Phase III trial in steroid-refractory chronic GVHD that is co-sponsored by us and Novartis.

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

In July 2020, we and Novartis announced that REACH3 met its primary endpoint of superior ORR at Month 6 with ruxolitinib treatment compared to best available therapy (BAT), as well as both key secondary endpoints, significantly improving patient-reported symptoms and failure-free survival. No new safety signals were observed, and the ruxolitinib safety profile in REACH3 was consistent with that seen in previously reported studies in steroid-refractory chronic GVHD. Additional data announced in December 2020 showed that best overall response (BOR) rate, defined as any response up to week 24, was achieved in a significantly higher percentage of patients with ruxolitinib therapy compared to BAT. An sNDA seeking FDA approval of ruxolitinib in steroid-refractory chronic GVHD has been accepted for Priority Review.

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

Based on positive Phase II data, we opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), respectively, and both trials are ongoing. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are in preparation, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating both internally-discovered compounds, including itacitinib (JAK1), and candidates from collaboration partners.

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

A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing, and we are preparing to initiate both a proof-of-concept study (topMIND) of tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies and a proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL.

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

In January 2021, the FDA granted orphan drug designation to tafasitamab as a treatment for patients with follicular lymphoma.

Pemigatinib

Pemigatinib is a potent and selective inhibitor of the fibroblast growth factor receptor (FGFR) isoforms 1, 2 and 3 with demonstrated activity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types.

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from these ongoing trials, we have initiated additional trials, including FIGHT-207, which is an ongoing solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR.

Pemigatinib has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement (8p11 MPN) who have relapsed or are refractory to initial chemotherapy.

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

In January 2021, we announced that the FDA had accepted for Priority Review the Biologics License Application (BLA) for retifanlimab as a treatment for previously treated patients with advanced squamous cell carcinoma of the anal canal (SCAC) who have progressed following standard platinum-based chemotherapy. In March 2021, the Marketing Authorization Application (MAA) seeking approval of retifanlimab in SCAC was validated by the European Medicines Agency (EMA).The submissions were based on data from the Phase II POD1UM-202 trial of retifanlimab in patients with locally advanced or metastatic SCAC who have progressed following standard platinum-based chemotherapy, preliminary results of which were presented at ESMO in September 2020. The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is underway.

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

Indication and status
ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD[1]: sNDA under Priority Review
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II in preparation
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II in preparation
itacitinib (JAK1)	Myelofibrosis: Phase II (low platelets)
ruxolitinib + CK0804[2] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); MAA and NDS under review

1L DLBCL: Phase Ib (firstMIND); Phase III (frontMIND) in preparation

r/r follicular & marginal zone lymphomas: Phase III (inMIND)

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) (topMIND) in preparation

r/r B-cell malignancies: PoC with lenalidomide and plamotamab in preparation[4]

pemigatinib (FGFR)	CCA: Phase II (FIGHT-202), Phase III (FIGHT-302) 8p11 MPN: Phase II (FIGHT-203) Tumor agnostic: Phase II (FIGHT-207)
parsaclisib (PI3Kδ)	r/r follicular lymphoma: Phase II (CITADEL-203) r/r marginal zone lymphoma: Phase II (CITADEL-204)

r/r mantle cell lymphoma: Phase II (CITADEL-205) r/r follicular or marginal zone lymphoma: Phase III (CITADEL-302) in preparation 1L mantle cell lymphoma: Phase III (CITADEL-310) in preparation retifanlimab (PD-1)[5]

SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303); BLA under Priority Review; MAA under review

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

Modality	Candidates
Small molecules	INCB01158 (ARG)[1], INCB81776 (AXL/MER), epacadostat (IDO1), INCB86550 (PD-L1), INCB106385 (A2A/A2B)
Monoclonal antibodies[2]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3), INCA00186 (CD73)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[3]

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

In April 2020, safety and efficacy data from the two Phase III trials in the TRuE-AD program evaluating ruxolitinib cream in mild-to-moderate atopic dermatitis (AD) were presented at the Revolutionizing Atopic Dermatitis (RAD) virtual symposium; both trials met their primary endpoints. The 44-week long-term safety and efficacy portion of both the TRuE-AD1 and TRuE-AD2 trials have been completed. Additional pooled analysis from the TRuE-AD program were presented at the American Academy of Dermatology (AAD) in April 2021, with results demonstrating ruxolitinib cream’s safety and efficacy across various patient subgroups.

In September 2020, we purchased a priority review voucher (PRV) from a third party, with the intent to use it in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of mild-to-moderate AD. In February 2021, we announced that the NDA seeking approval for ruxolitinib cream as a treatment for patients with mild-to-moderate AD was accepted for Priority Review by the FDA. The Prescription Drug User Fee Act (PDUFA) action date is June 21, 2021.

AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed adolescent and adult patients with AD.

In June 2019, primary endpoint data after 6 months of therapy from the Phase II trial of ruxolitinib cream in patients with vitiligo showed a significant benefit over vehicle control, and a global, pivotal Phase III program was initiated in September 2019. In October 2019, updated data from the Phase II trial showed, after 12 months of therapy, additional improvement in the repigmentation of vitiligo lesions. In April 2021, updated 104-week data from the Phase II trial were presented at AAD, with results showing continued efficacy in patients treated with ruxolitinib cream through 104 weeks, with a longer duration of treatment being associated with greater levels of repigmentation.

Vitiligo is a long-term skin condition characterized by patches of the skin losing their pigment. It is estimated that vitiligo affects 0.5-2% of the US population and, therefore, there are at least 1.5 million patients in the United States with this disorder. There are no FDA approved treatments for repigmentation of vitiligo lesions.

We are also developing INCB54707, which is an oral small molecule selective JAK1 inhibitor. INCB54707 is undergoing evaluation in patients with hidradenitis suppurativa (HS), a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase IIb trial of INCB54707 is underway in patients with HS. In March 2021, we initiated a Phase II trial evaluating INCB54707 in patients with vitiligo.

Clinical Programs in Other IAI

A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is ongoing. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

A Phase II trial of INCB00928 is in preparation for patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to INCB00928 as a treatment for patients with FOP.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III (TRuE-AD1, TRuE-AD2; primary endpoint met); NDA under Priority Review Vitiligo: Phase III (TRuE-V1, TRuE-V2; recruitment complete in both trials)
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II Vitiligo: Phase II
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

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

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. An sNDA for baricitinib has been submitted by Lilly for the treatment of patients with AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe atopic dermatitis by three months to allow time for additional data analyses.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase III trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase III portion of BRAVE-AA1. The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo.

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

Indication and status
baricitinib (JAK1/JAK2)[1]

Atopic dermatitis: Phase III (BREEZE-AD); approved in European Union and Japan; sNDA under review

Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2)

Systemic lupus erythematosus: Phase III (BRAVE I, BRAVE II)

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 9 of notes to our condensed consolidated financial statements.

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

In March 2021, results from a second Phase III clinical trial to evaluate the efficacy and safety of ruxolitinib plus SoC, compared to SoC therapy alone, in COVID-19 patients on mechanical ventilation and who have acute respiratory distress syndrome (ARDS), a type of respiratory failure characterized by rapid onset of widespread inflammation in the lungs were announced.  Ruxolitinib failed to reduce mortality due to any cause through Day 29 although in the U.S. study population (91% of total study patients), there was a clinically and statistically significant improvement in mortality in each of the 5mg and 15mg ruxolitinib arms.

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

In April 2021, we and Lilly announced that the primary endpoint was not met in COV-BARRIER, the Phase III randomized, double-blind, placebo–controlled study to evaluate the efficacy and safety of baricitinib in hospitalized adults not on mechanical ventilation and who have COVID-19. There was, however, a 38% reduction in mortality by Day 28 in patients treated with baricitinib in addition to SoC.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. We adopted this guidance for the period beginning January 1, 2021. Upon adoption, ASU No. 2019-12 had an immaterial impact on the condensed consolidated financial statements.

Results of Operations

We recorded net income of $53.5 million and basic and diluted net income per share of $0.24 for the three months ended March 31, 2021, as compared to net loss of $720.6 million and basic and diluted net loss per share of $3.33 in the corresponding period in 2020.

Revenues.

	For the Three Months Ended,
	March 31,
	2021	2020

	(in millions)
JAKAFI revenues, net	$465.7	$459.5
ICLUSIG revenues, net	25.6	27.2
PEMAZYRE revenues, net	13.5	—
Total product revenues, net	504.8	486.7
JAKAVI product royalty revenues	65.6	56.3
OLUMIANT product royalty revenues	32.3	25.5
TABRECTA product royalty revenues	2.0	—
Total product royalty revenues	99.9	81.8
Total revenues	$604.7	$568.5

The increase in JAKAFI product revenues for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was comprised of a volume decrease of $4.9 million, including the impact of a decline in new patient starts due to the COVID-19 pandemic, and higher patient demand and channel inventory stocking in the prior year comparative period, due to the potential for COVID-19 related supply disruptions, offset by a price increase of $11.1 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2021	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2021	$8,536	$66,991	$1,284	$1,568	$78,379
Allowances for current period sales	15,448	111,306	8,150	313	135,217
Allowances for prior period sales	63	(1,010)	—	—	(947)
Credits/payments for current period sales	(8,470)	(56,786)	(7,015)	—	(72,271)
Credits/payments for prior period sales	(5,614)	(26,632)	(407)	(131)	(32,784)
Balance at March 31, 2021	$9,963	$93,869	$2,012	$1,750	$107,594

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

Cost of Product Revenues.

	For the Three Months Ended,
	March 31,
	2021	2020

	(in millions)
Product costs	$4.5	$3.4
Salary and benefits related	1.3	0.8
Stock compensation	0.2	0.2
Royalty expense	17.8	17.5
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$29.2	$27.3

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

Operating Expenses.

Research and development expenses

	For the Three Months Ended,
	March 31,
	2021	2020

	(in millions)
Salary and benefits related	$76.6	$68.1
Stock compensation	29.9	28.7
Clinical research and outside services	171.8	963.6
Occupancy and all other costs	28.6	24.9
Total research and development expenses	$306.9	$1,085.3

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was primarily due to upfront consideration related to our collaborative agreement with MorphoSys recorded during 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $11.5 million and $805.5 million, respectively, for the three months ended March 31, 2021 and 2020. Research and development expenses for the three months ended March 31, 2021 and 2020 were net of $3.6 million and $1.7 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,
	March 31,
	2021	2020

	(in millions)
Salary and benefits related	$47.9	$36.1
Stock compensation	17.2	13.6
Other contract services and outside costs	88.7	61.4
Total selling, general and administrative expenses	$153.8	$111.1

The increase in salary and benefits related expense for the three months ended March 31, 2021 as compared to the corresponding period in 2020 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was due primarily to expenses related to the establishment of our dermatology commercial organization, expenses related to activities to support the potential launch of ruxolitinib cream for the treatment of atopic dermatitis, expense recognized in connection with a legal reserve, as discussed in Note 15 of notes to our condensed consolidated financial statements, and the timing of certain expenses.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2021 and 2020 was $5.5 million and $6.6 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2021 and 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three months ended March 31, 2021 and 2020, our 50% share of the costs for tafasitamab was $10.5 million and $2.1 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2021 and 2020 was ($1.4) million and $8.7 million, respectively. The decrease in other income (expense), net primarily relates to lower interest income for the three months ended March 31, 2021.

Interest expense.  Interest expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively. Included in interest expense for the three months ended March 31, 2020 was $0.2 million of non-cash charges to amortize the discounts on our convertible senior notes due November 2020. Included in interest expense for the three months ended March 31, 2021 and 2020 was $0.3 million of interest expense on our finance lease liabilities.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,
	March 31,
	2021	2020

	(in millions)
Agenus	$(5.9)	$(28.8)
Calithera	(4.3)	(2.2)
Merus	9.4	(6.3)
MorphoSys	(23.7)	(9.9)
Syros	(3.2)	(0.9)
Total unrealized loss on long term investments	$(27.7)	$(48.1)

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2021 and 2020 was $15.8 million and $16.6 million, respectively.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of March 31, 2021. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At March 31, 2021, we had available cash, cash equivalents and marketable securities of $2.0 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities for the three months ended March 31, 2021 was $206.1 million and net cash used in operating activities for the three months ended March 31, 2020 was $683.4 million. The $889.5 million increase in cash provided by operating activities was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $59.8 million for the three months ended March 31, 2021, which represented purchases of marketable securities of $39.3 million, capital expenditures of $48.1 million and purchase of long term equity investment of $8.7 million, offset in part by the sale and maturity of marketable securities of $35.2 million and the sale of long term investment of $1.1 million.  Net cash used in investing activities was $108.6 million for the three months ended March 31, 2020, which represented purchases of marketable securities of $147.4 million, capital expenditures of $39.3 million, and purchase of long term equity investment of $95.5 million, offset in part by the sale and maturity of marketable securities of $173.6 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $12.8 million and $2.5 million, respectively, for the three months ended March 31, 2021 and 2020, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 7 of notes to our condensed consolidated financial statements. In addition, in October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 9 of notes to our condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2021, marketable securities were $292.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2021, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States and Europe for the treatment of certain metastatic cholangiocarcinoma  indications, and MONJUVI in the United States for the treatment of certain lymphoma indications and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

We have invested significant resources in the development of our most advanced drug candidates. We and our collaborator MorphoSys have submitted a European Marketing Authorization Application with the EMA for tafasitamab in combination with lenalidomide for the treatment of patients with a specified type of lymphoma. We have submitted a supplemental New Drug Application (sNDA) for ruxolitinib for the treatment of patients with steroid-refractory chronic graft-versus-host disease and ruxolitinib is in other clinical trials. We have submitted an NDA for ruxolitinib cream for the treatment of patients with atopic dermatitis and ruxolitinib cream is also in Phase III clinical trials for the treatment of patients with vitiligo. Itacitinib is in Phase III clinical trials for the treatment of patients with chronic graft-versus-host disease.  Further, we have a number of drug candidates in Phase I and Phase II clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. In addition, in January 2020 we announced that itacitinib did not meet the primary endpoint in the Phase III clinical trial for the treatment of patients with acute graft-versus-host disease.  If a product is developed but not approved or marketed, we may have spent significant amounts of time and money on it, which could adversely affect our operating results and financial condition as well as our business plans.

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

Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts have from time to time occurred, and may in the future arise, relating to, among other things, disputes about the achievement and payment of milestone amounts and royalties owed, the ownership of intellectual property that is developed during the course of a collaborative relationship or the operation or interpretation of other provisions in our collaboration agreements.  These disputes could lead to litigation or arbitration, which could be costly and divert the efforts of our management and scientific staff, and could diminish the expected effectiveness of the collaboration.

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

We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, are unable to obtain regulatory approval of our drug candidates, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. Our collaborations with respect to epacadostat involved the study of our collaborators’ drugs used in combination with epacadostat on a number of indications or tumor types, many of which were the same across multiple collaborations. We cannot assure you that potential conflicts will not arise or be alleged among these or future collaborations. If a business combination involving a collaborator or licensee and a third-party were to occur, the effect could be to terminate or cause delays in development of a drug candidate.

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

We have limited internal resources and capacity to perform preclinical testing and clinical trials. As part of our development strategy, we often hire contract research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may cost more, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

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

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies and have instituted pricing disclosure and other requirements for companies selling pharmaceuticals. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. In December 2018, we received a civil investigative demand from the U.S. Department of Justice for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to damages, fines and penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by health care payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business, and any settlement of these proceedings could result in significant payments by us. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the three month periods ended March 31, 2020, September 30, 2020 and March 31, 2021, we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

Risks associated with our operations outside of the United States could adversely affect our business.

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan and have opened an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

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

Due to historical net losses, we had an accumulated deficit of $1.7 billion as of March 31, 2021. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed under “Risks Relating to Commercialization of our Products” and in the above paragraphs and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG, PEMAZYRE and MONJUVI, we may incur losses if our drug products do not generate significant revenues.

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

As discussed under “Other Risks Relating to Our Business— We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects,” any investments that we may make in companies with which we have strategic alliances, such as Agenus, Merus and Morphosys, could result in our recognition of losses on those investments. In addition, to the extent we may seek to sell or otherwise monetize those investments, we may not be able to do so at our desired price or valuation levels, or at all, due to the limited liquidity of some or all of those investments.

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

We derived a substantial portion of our revenues for the year ended December 31, 2020 and the three months ended March 31, 2021 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1*	Second Amendment, dated as of January 8, 2021, to Collaboration and License Agreement entered into as of January 12, 2020 by and among the Company, MorphoSys AG and MorphoSys US, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

INCYTE CORPORATION

Dated: May 4, 2021	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2021	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)