Form 10-Q
period 2021-06-30
INCYTE CORP
filed 2021-08-03
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 220,835,269 as of July 27, 2021.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2021	2020*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,797,582	$1,513,008
Marketable securities—available-for-sale (amortized cost $283,380 and $288,199 as of June 30, 2021 and December 31, 2020; allowance for credit losses $0 and $0 as of June 30, 2021 and December 31, 2020)	283,385	288,369
Accounts receivable	438,170	481,994
Inventory	16,675	16,425
Prepaid expenses and other current assets	84,248	60,098
Total current assets	2,620,060	2,359,894

Restricted cash and investments	1,679	1,757
Long term investments	220,691	222,301
Inventory	35,585	19,548
Property and equipment, net	661,360	559,625
Finance lease right-of-use assets, net	27,683	28,451
Other intangible assets, net	161,523	172,291
Goodwill	155,593	155,593
Other assets, net	20,449	41,458
Total assets	$3,904,623	$3,560,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,100	$98,767
Accrued compensation	82,762	113,340
Accrued and other current liabilities	413,067	378,404
Finance lease liabilities	2,408	2,284
Acquisition-related contingent consideration	39,987	38,400
Total current liabilities	660,324	631,195

Acquisition-related contingent consideration	219,013	227,600
Finance lease liabilities	31,838	32,573
Other liabilities	57,587	58,282
Total liabilities	968,762	949,650

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 220,424,569 and 219,489,329 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	220	219
Additional paid-in capital	4,477,378	4,352,864
Accumulated other comprehensive loss	(18,273)	(15,360)
Accumulated deficit	(1,523,464)	(1,726,455)
Total stockholders’ equity	2,935,861	2,611,268
Total liabilities and stockholders’ equity	$3,904,623	$3,560,918

*   The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$575,150	$500,290	$1,079,961	$987,017
Product royalty revenues	120,559	92,753	220,466	174,533
Milestone and contract revenues	10,000	95,000	10,000	95,000

Total revenues	705,709	688,043	1,310,427	1,256,550

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	38,028	33,364	67,248	60,683
Research and development	343,511	286,601	650,407	1,371,888
Selling, general and administrative	168,859	117,998	322,654	229,146
Change in fair value of acquisition-related contingent consideration	4,632	6,054	10,158	12,681
Collaboration loss sharing	9,843	13,253	20,327	15,383

Total costs and expenses	564,873	457,270	1,070,794	1,689,781

Income (loss) from operations	140,836	230,773	239,633	(433,231)
Other income (expense), net	4,390	4,817	2,983	13,479
Interest expense	(358)	(600)	(717)	(1,202)
Unrealized gain (loss) on long term investments	26,765	72,274	(944)	24,142

Income (loss) before provision for income taxes	171,633	307,264	240,955	(396,812)

Provision for income taxes	22,177	16,966	37,964	33,532

Net income (loss)	$149,456	$290,298	$202,991	$(430,344)

Net income (loss) per share:
Basic	$0.68	$1.33	$0.92	$(1.98)
Diluted	$0.67	$1.32	$0.91	$(1.98)

Shares used in computing net income (loss) per share:
Basic	220,083	217,549	219,942	217,135
Diluted	222,250	220,434	222,061	217,135

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$149,456	$290,298	$202,991	$(430,344)

Other comprehensive income (loss):
Foreign currency translation	1,876	993	(3,432)	2,553
Unrealized (loss) gain on marketable securities, net of tax	(133)	(529)	(165)	125
Defined benefit pension obligations, net of tax	342	220	684	441
Other comprehensive income (loss)	2,085	684	(2,913)	3,119

Comprehensive income (loss)	$151,541	$290,982	$200,078	$(427,225)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Six Months Ended June 30, 2021
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844
Issuance of 390,001 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and 153,082 shares of Common Stock under the ESPP	—	11,016	—	—	11,016
Issuance of 1,288 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	45,351	—	—	45,351
Other comprehensive income	—	—	2,085	—	2,085
Net income	—	—	—	149,456	149,456
Balances at June 30, 2021	$220	$4,477,378	$(18,273)	$(1,523,464)	$2,935,861

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

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$202,991	$(430,344)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,295	25,692
Stock-based compensation	92,090	88,816
Deferred income taxes	(160)	—
Other, net	3,214	8,567
Unrealized loss (gain) on long term investments	944	(24,142)
Change in fair value of acquisition-related contingent consideration	10,158	12,681
Changes in operating assets and liabilities:
Accounts receivable	43,824	(119,724)
Prepaid expenses and other assets	(2,981)	(11,663)
Inventory	(16,287)	(9,384)
Accounts payable	23,333	7,262
Accrued and other liabilities	(6,382)	38,204
Net cash provided by (used in) operating activities	379,039	(414,035)
Cash flows from investing activities:
Purchase of long term investments	(8,662)	(95,468)
Sale of long term investments	9,328	4,536
Capital expenditures	(114,390)	(83,125)
Purchases of marketable securities	(102,288)	(287,419)
Sale and maturities of marketable securities	107,114	309,658
Net cash (used in) investing activities	(108,898)	(151,818)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	31,044	83,813
Payment of finance lease liabilities	(1,173)	(387)
Payment of contingent consideration	(13,357)	(24,520)
Net cash provided by financing activities	16,514	58,906
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(2,159)	2,553
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	284,496	(504,394)
Cash, cash equivalents, restricted cash and investments at beginning of period	1,514,765	1,833,707
Cash, cash equivalents, restricted cash and investments at end of period	$1,799,261	$1,329,313
Supplemental Schedule of Cash Flow Information
Interest paid	$—	$119
Income taxes paid	$35,996	$24,165
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$162
Unpaid purchases of property and equipment	$30,823	$14,817
Leased assets obtained in exchange for new operating lease liabilities	$7,217	$8,720
Leased assets obtained in exchange for new finance lease liabilities	$408	$529

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2020 has been derived from our audited consolidated financial statements.

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

Accounts Receivable.  As of June 30, 2021 and December 31, 2020, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods.

We began capitalizing PEMAZYRE inventory after FDA approval in April 2020 as the related costs were expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval have been recorded as research and development expense in our statements of operations. As a result, cost of product revenues for the next 33 months will reflect a lower average per unit cost of materials.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of June 30, 2021, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of June 30, 2021.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic. The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During 2020, we delayed the payment of certain employer payroll tax amounts to future periods as allowed under the Act. We do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity. We have further described the impact and risks of the COVID-19 pandemic on our business in Item 1. Business and in Item 1A. Risk Factors.

Net Income (Loss) Per Share.  Our basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock, restricted stock units and performance stock units are included in diluted earnings per share calculations, unless the effects are anti-dilutive.

Accumulated Other Comprehensive Income (Loss).  Accumulated other comprehensive income (loss) consists of unrealized gains or losses on our marketable debt securities that are classified as available-for-sale, foreign currency translation gains or losses and defined benefit pension obligations.

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

Product Revenues

Our product revenues consist of sales of JAKAFI and PEMAZYRE in the U.S., sales of PEMAZYRE and ICLUSIG in Europe, and sales of PEMAZYRE in Japan.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We sell JAKAFI and PEMAZYRE to our customers in the U.S., which include specialty pharmacies and wholesalers. We sell PEMAZYRE and ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.

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

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For the three and six months ended June 30, 2021 and 2020, we had no revenues from intellectual property licenses recognized over time.

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

Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the three and six months ended June 30, 2021, advertising expenses were approximately $7.5 million and $18.3 million, respectively. For the three and six months ended June 30, 2020, advertising expenses were approximately $5.3 million and $10.1 million, respectively.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three and six months ended June 30, 2021 and 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab) under our agreement with MorphoSys.

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

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
JAKAFI revenues, net	$529,055	$473,706	$994,765	$933,185
ICLUSIG revenues, net	28,189	22,798	53,834	50,046
PEMAZYRE revenues, net	17,906	3,786	31,362	3,786
Total product revenues, net	575,150	500,290	1,079,961	987,017
JAKAVI product royalty revenues	82,038	66,217	147,640	122,550
OLUMIANT product royalty revenues	36,045	25,830	68,303	51,277
TABRECTA product royalty revenues	2,476	706	4,523	706
Total product royalty revenues	120,559	92,753	220,466	174,533
Milestone and contract revenues	10,000	95,000	10,000	95,000
Total revenues	$705,709	$688,043	$1,310,427	$1,256,550

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

At June 30, 2021 and December 31, 2020, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2021.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Cash and cash equivalents	$1,797,582	$—	$—	$1,797,582
Debt securities (government)	—	283,385	—	283,385
Long term investments (Note 9)	220,691	—	—	220,691
Total assets	$2,018,273	$283,385	$—	$2,301,658

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Cash and cash equivalents	$1,513,008	$—	$—	$1,513,008
Debt securities (government)	—	288,369	—	288,369
Long term investments (Note 9)	222,301	—	—	222,301
Total assets	$1,735,309	$288,369	$—	$2,023,678

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
Acquisition-related contingent consideration	$—	$—	$259,000	$259,000
Total liabilities	$—	$—	$259,000	$259,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Acquisition-related contingent consideration	$—	$—	$266,000	$266,000
Total liabilities	$—	$—	$266,000	$266,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2021
Balance at January 1,	$266,000
Contingent consideration earned during the period but not yet paid	(8,632)
Payments made during the period	(8,526)
Change in fair value of contingent consideration	10,158
Balance at June 30,	$259,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2021 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and six months ended June 30, 2021 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2021 and December 31, 2020, contingent consideration earned but not yet paid was $8.6 million and $9.6 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
June 30, 2021
Debt securities (government)	$283,380	$5	$283,385

December 31, 2020
Debt securities (government)	$288,199	$170	$288,369

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of June 30, 2021 and December 31, 2020, the available-for-sale debt securities were held in US-government backed funds and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 28% and 42% of the accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively. For further information relating to these collaboration and license agreements, refer to Note 9.

In November 2011, we began commercialization and distribution of JAKAFI, and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Customer A	19%	20%	18%	19%
Customer B	13%	14%	13%	13%
Customer C	18%	16%	18%	17%
Customer D	10%	11%	10%	11%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C and D comprised, in aggregate, 34% and 29% of the accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively. The concentration of credit risk relating to ICLUSIG product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of June 30, 2021 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,275	$1,275
Work-in-process	37,307	21,242
Finished goods	13,678	13,456
	52,260	35,973
Inventories-current	16,675	16,425
Inventories-noncurrent	$35,585	$19,548

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2021, $16.7 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2021, $35.6 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Office equipment	$18,190	$17,880
Manufacturing and laboratory equipment	100,599	86,021
Computer equipment	69,863	66,640
Land	10,435	10,671
Building and leasehold improvements	263,010	238,042
Operating lease right-of-use assets	26,953	26,816
Construction in progress	331,569	257,929
	820,619	703,999
Less accumulated depreciation and amortization	(159,259)	(144,374)
Property and equipment, net	$661,360	$559,625

In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. As of June 30, 2021, we have capitalized approximately $125.6 million in on site preparation, design and construction costs and currently expect the building to be completed in the first half of 2022.

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

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of June 30, 2021, we have capitalized approximately $188.8 million in costs for construction, ground preparation and architectural and engineering studies. We currently expect the facility will be operational in the first half of 2022.

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

	June 30,	December 31,
	2021	2020
Current
Operating lease liabilities	$10,995	$12,674
Finance lease liabilities	2,408	2,284
Noncurrent
Operating lease liabilities	15,501	14,188
Finance lease liabilities	31,838	32,573
Total lease liabilities	$60,742	$61,719

The cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2021 and 2020 was $6.9 million and $5.9 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the six months ended June 30, 2021 and 2020 was $1.2 million and $0.4 million, respectively, in financing cash flows.

As of June 30, 2021, our finance and operating leases had a weighted average lease term of approximately 13.8 and 4.7 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 3.9% and 6.7%, respectively.

For the three and six months ended June 30, 2021, we incurred approximately $3.7 million and $7.2 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.3 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities. For the three and six months ended June 30, 2020, we incurred approximately $2.9 million and $6.1 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.3 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities. For the three and six months ended June 30, 2021 and 2020, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at June 30, 2021			Balance at December 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$109,477	$161,523	$271,000	$98,709	$172,291

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$10,770	$21,536	$21,536	$21,536	$21,536	$64,609

Goodwill

There were no changes to the carrying amount of goodwill for the six months ended June 30, 2021.

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

Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through June 30, 2021.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and six months ended June 30, 2021, such royalties payable to Novartis on net sales within the United States totaled $25.9 million and $43.7 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2020, such royalties payable to Novartis on net sales within the United States totaled $23.2 million and $40.7 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, $118.6 million and $96.4 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the three and six months ended June 30, 2021 were net of $0.0 million and $0.1 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and six months ended June 30, 2020 were net of $0.0 million and $0.3 million, respectively, of costs reimbursed by Novartis. At June 30, 2021 and December 31, 2020, $0.1 million and $0.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2021 was $0.0 million. Milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2020 was $90.0 million.  Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2021 was $82.0 million and $147.6 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2020 was $66.2 million and $122.6 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2021 was $2.5 million and $4.5 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2020 was $0.7 million.

Lilly – Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $265.0 million for the achievement of regulatory milestones through June 30, 2021.

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

Milestone and contract revenue under the Lilly agreement for the three and six months ended June 30, 2021 and 2020 was $0.0 million. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2021 was $36.0 million and $68.3 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and six months ended June 30, 2020 was $25.8 million and $51.3 million, respectively.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. In the third quarter of 2020, we sold an aggregate of approximately 2.5 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $4.28 to $5.25, resulting in gross proceeds of approximately $12.7 million. In the first quarter of 2021, we sold approximately 0.2 million shares of Agenus Inc. common stock priced at market at $5.45, resulting in gross proceeds of approximately $1.1 million. In the second quarter of 2021, we sold approximately 1.6 million shares of

Agenus Inc. common stock priced at market, with per share pricing ranging from $4.59 to $5.41, resulting in gross proceeds of approximately $8.2 million. As of June 30, 2021, we owned approximately 6% of the outstanding shares of Agenus Inc. common stock. As a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option. We account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the three and six months ended June 30, 2021, we recorded an unrealized gain of $37.8 million and $31.9 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. For the three and six months ended June 30, 2020, we recorded an unrealized gain of $26.2 million and an unrealized loss of $2.7 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at June 30, 2021 and December 31, 2020 was $67.3 million and $44.7 million, respectively.

Research and development expenses for the three and six months ended June 30, 2021 also included $0.2 million and $0.7 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and six months ended June 30, 2020 also included $0.2 million and $0.3 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At June 30, 2021 and December 31, 2020, a total of $0.6 million and $0.5 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus at June 30, 2021 and December 31, 2020 was $74.8 million and $56.1 million, respectively.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of June 30, 2021, we owned approximately 9% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2021, we recorded an unrealized gain of $0.6 million and $10.0 million, respectively, based on the change in fair value of Merus’ common shares during these periods.  For the three and six months ended June 30, 2020, we recorded an unrealized gain of $12.7 million and $6.4 million, respectively, based on the change in fair value of Merus’ common shares during these periods.

Research and development expenses for the three and six months ended June 30, 2021 included $5.5 million and $7.8 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and six months ended June 30, 2020 included $1.9 million and $4.2 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At June 30, 2021 and December 31, 2020, a total of $2.2 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of June 30, 2021, we have paid Calithera an upfront license fee of $45.0 million and an additional $12.0 million milestone payment. In August 2020, Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera is eligible to receive $738.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158. We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price. Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at June 30, 2021 and December 31, 2020 was $3.6 million and $8.4 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2021, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2021 we recorded an unrealized loss of $0.5 million and $4.8 million, respectively, based on the change in fair value of Calithera’s common stock during these periods. For the three and six months ended June 30, 2020 we recorded an unrealized gain of $1.5 million and an unrealized loss of $0.7 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three and six months ended June 30, 2021 also included $2.0 million and $4.5 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and six months ended June 30, 2020 also included $1.9 million and $4.4 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At June 30, 2021 and December 31, 2020, a total of $0.0 million and $0.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of June 30, 2021, we have paid MacroGenics an upfront payment of $150.0 million and developmental milestones totaling $70.0 million. MacroGenics is eligible to receive up to an additional $350.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Research and development expenses for the three and six months ended June 30, 2021 also included $17.6 million and $31.2 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2020 also included $16.3 million and $32.7 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At June 30, 2021 and December 31, 2020, a total of $0.9 million and $0.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million common shares of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of June 30, 2021 and December 31, 2020 was $5.1 million and $10.2 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2021, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2021, we recorded an unrealized loss of $1.9 million and $5.1 million, respectively, based on the change in fair value of Syros’ common stock during these periods.  For the three and six months ended June 30, 2020, we recorded an unrealized gain of $4.4 million and $3.5 million, respectively, based on the change in fair value of Syros’ common stock during these periods.

Innovent

In December 2018, we entered into a research collaboration and licensing agreement with Innovent. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to our clinical-stage product candidates pemigatinib, itacitinib and parsaclisib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In January 2019, we recognized an upfront payment under this agreement of $40.0 million upon our transfer of the functional intellectual property related to the clinical-stage product candidates to Innovent, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations. The upfront milestone was recognized as revenue at a point in time upon our transfer of the licenses to Innovent for the right to use the functional intellectual property. In addition, we are eligible to receive up to an additional $94.0 million in potential development and regulatory milestones.

We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Innovent and decisions made by regulatory agencies.

In June 2021, we recognized a $10.0 million milestone for approval of PEMAZYRE in Taiwan, which was recorded in milestone and contract revenues.  In April 2020, we recognized a $5.0 million milestone for the FDA approval of pemigatinib as PEMAZYRE, which was recorded in milestone and contract revenues.

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

Research and development expenses for the three and six months ended June 30, 2021 were net of $2.3 million of costs reimbursed by Innovent. Research and development expenses for the three and six months ended June 30, 2020 were net of $2.6 million of costs reimbursed by Innovent. At June 30, 2021 and December 31, 2020, $0.9 million and $1.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

Research and development expenses for the three and six months ended June 30, 2021 were net of $0.0 million of costs reimbursed by Zai Lab. Research and development expenses for the three and six months ended June 30, 2020 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Zai Lab. At June 30, 2021 and December 31, 2020, $0.9 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense. The fair market value of our long term investment in MorphoSys as of June 30, 2021 and December 31, 2020 was $69.9 million and $102.9 million, respectively.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of June 30, 2021, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2021, we recorded an unrealized loss of $9.2 million and $32.9 million, respectively, based on the change in fair value of MorphoSys’ common stock during these periods.  For the three and six months ended June 30, 2020, we recorded an unrealized gain of $27.5 million and $17.6 million, respectively, based on the change in fair value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the three and six months ended June 30, 2021 was $9.8 million and $20.3 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations.  Our 50% share of the United States loss for the commercialization of tafasitamab for the three and six months ended June 30, 2020 was $13.3 million and $15.4 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations.  Research and development expenses for the three and six months ended June 30, 2021, includes $19.4 million and $34.3 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and six months ended June 30, 2020, includes $15.7 million and $27.3 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At June 30, 2021 and December 31, 2020, $34.2 million and $54.2 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.

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

10.     Stock compensation

We recorded $44.8 million and $92.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. We recorded $46.3 million and $88.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $28.0 million, $57.9 million, $32.5 million and $61.2 million for the three and six months ended June 30, 2021 and 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $16.4 million, $33.6 million, $13.6 million and $27.1 million for the three and six months ended June 30, 2021 and 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.4 million, $0.6 million, $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, we capitalized $0.7 million, $1.2 million, $0.1 million and $0.3 million, respectively, of stock compensation expense as part of the cost of an asset.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Average risk-free interest rates	0.75%	0.33%	0.44%	1.32%	0.25%	0.16%	0.18%	0.19%
Average expected life (in years)	5.32	5.48	4.84	4.80	0.50	0.50	0.50	0.50
Volatility	38%	39%	39%	40%	26%	38%	33%	48%
Weighted-average fair value (in dollars)	29.55	34.13	29.80	29.49	16.14	19.50	18.48	17.47

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2020	12,115,288	$88.31
Options granted	1,198,198	$88.47
Options exercised	(484,578)	$67.63
Options cancelled	(422,979)	$92.99
Balance at June 30, 2021	12,405,929	$88.98

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2020	3,284,583	$87.42
RSUs granted	549,473	$89.56
RSUs released	(276,393)	$75.88
PSUs released	(164,898)	$65.76
RSUs cancelled	(150,917)	$91.93
PSUs cancelled	(126,500)	$65.76
Balance at June 30, 2021	3,115,348	$89.76

In January 2014, we began granting RSUs and PSUs to our employees at the share price on the date of grant.   Each RSU represents the right to acquire one share of our common stock.  Each RSU granted prior to July 2016 was subject to cliff vesting after three years. In July 2016, we revised the terms of our RSU grants to provide that the awards will vest 25% annually over four years.

In June 2018, we granted 190,000 RSUs and 446,500 PSUs under long term incentive plans with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. In April 2019, we granted an additional 100,000 PSUs under one of the existing long term incentive plans with performance based milestones and cliff vesting. For one of the existing long term incentive plans, under which 106,500 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 267% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 142% based on the performance conditions being achieved as of March 31, 2019 and will continue to vest through June 2022.  For an existing long term incentive plan, under which 150,000 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 100% if all performance conditions were achieved or 0% if no performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 100% based on the performance conditions being achieved as of December 31, 2019 and will cliff vest in June 2021. For the remaining long term incentive plan, under which 290,000 PSUs were granted, the actual number of shares of our common stock into which each PSU may convert was subject to a multiplier of up to 100% based on the level at which the performance conditions were achieved. The actual number of shares of our common stock into which each PSU will convert is at a multiplier of 50% based on the performance conditions achieved as of the June 30, 2021 end of the performance period and will cliff vest in June 2022.

Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended June 30, 2021, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at June 30, 2021, no stock compensation expense was recognized.

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

In July 2020, we granted 92,347 PSUs to executives with performance milestones and cliff vesting on the third anniversary from date of grant.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 200% based on the level at which the financial and developmental performance conditions are achieved over the service period which ends December 31, 2022. Compensation expense for the performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For the period ended June 30, 2021, the stock compensation expense recorded during the period was for service-based awards and performance conditions deemed probable of achievement and/or achieved. For PSUs containing performance conditions which were not deemed probable of achievement at June 30, 2021, no stock compensation expense was recognized.

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2020	5,515,182
Additional authorization	9,500,000
Options, RSUs and PSUs granted	(2,297,144)
Options, RSUs and PSUs cancelled	705,939
Balance at June 30, 2021	13,423,977

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2021, was $65.3 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2021, was $110.7 million, which is expected to be recognized over the weighted average period of approximately 1.7 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2021, was $13.5 million, which is expected to be recognized over the weighted average period of 1.2 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Royalties	$127,216	$106,011
Clinical related costs	103,369	115,897
Sales allowances	81,729	73,204
Construction in progress	30,823	22,807
Operating lease liabilities	10,995	12,674
Other current liabilities	58,935	47,811
Total accrued and other current liabilities	$413,067	$378,404

12.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2021 was $4.3 million and $8.4 million, respectively. Defined contribution expense for the three and six months ended June 30, 2020 was $3.3 million and $6.6 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$1,997	$1,477	$3,952	$2,934
Interest cost	23	47	45	93
Expected return on plan assets	(15)	(31)	(30)	(61)
Amortization of prior service cost	54	53	108	107
Amortization of actuarial losses	288	167	576	334
Net periodic benefit cost	$2,347	$1,713	$4,651	$3,407

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $5.3 million to the pension plans in 2021 inclusive of the amounts contributed to the plan during the current period.

13.     Income taxes

For the three and six months ended June 30, 2021, we recorded income tax expense of approximately $22.2 million and $38.0 million, respectively.  For the three and six months ended June 30, 2020, we recorded income tax expense of approximately $17.0 million and $33.5 million, respectively. The tax expense for the three and six months ended June 30, 2021 and 2020 represents primarily federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

As of June 30, 2021, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of June 30, 2021. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $1.7 million during the six months ended June 30, 2021. The overall net increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a $0.1 million decrease to noncurrent other liabilities on the condensed consolidated balance sheet.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income (Loss) Per Share
Basic net income (loss)	$149,456	$290,298	$202,991	$(430,344)
Weighted average common shares outstanding	220,083	217,549	219,942	217,135

Basic net income (loss) per share	$0.68	$1.33	$0.92	$(1.98)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$149,456	$290,298	$202,991	$(430,344)
Weighted average common shares outstanding	220,083	217,549	219,942	217,135

Dilutive stock options and awards	2,167	2,885	2,119	—

Weighted average shares used to compute diluted net income (loss) per share	222,250	220,434	222,061	217,135

Diluted net income (loss) per share	$0.67	$1.32	$0.91	$(1.98)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Outstanding stock options and awards	9,238,385	4,970,884	8,982,288	14,598,523
Common shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2020	—	365,752	—	365,752
Total potential common shares excluded from diluted net income (loss) per share computation	9,238,385	5,336,636	8,982,288	14,964,275

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

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above. We filed an Answer to the Complaint on January 22, 2020 and on November 12, 2020 we filed a Motion for Summary Judgment (“Motion”).  All briefing on the Motion was completed on December 22, 2020.  While we deny that any improper claims were submitted to government payers, we agreed on May 4, 2021 to settle the matter with the DOJ Civil Division for $12.6 million, plus certain statutory fees, which was recorded in selling, general and administrative expense during the six months ended June 30, 2021.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the SEC.

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

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We also conduct commercial and clinical development operations from our European headquarters in Morges, Switzerland and our Japanese office in Tokyo.

As described in more detail below, we operate in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which is comprised of Myeloproliferative Neoplasms (MPNs) and Graft-Versus-Host Disease (GVHD), as well as solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI), which includes our newly established Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.

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

DLBCL is the most common type of non-Hodgkin lymphoma in adults worldwide, comprising 40% of all cases. DLBCL is characterized by rapidly growing masses of malignant B-cells in the lymph nodes, spleen, liver, bone marrow or other organs. It is an aggressive disease with ~40% of patients not responding to initial therapy or relapsing thereafter. We estimate that there are ~10,000 patients diagnosed in the United States each year with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL) who are not eligible for ASCT. In the EU, we estimate there are ~14,000 patients diagnosed each year with r/r DLBCL who are not eligible for ASCT.

The approval of MONJUVI was based on data from the MorphoSys-sponsored Phase II L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate (ORR) of 55% (39 out of 71 patients; primary endpoint) and a complete response (CR) rate of 37% (26 out of 71 patients). The median duration of response (mDOR) was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%). Updated three-year data from L-MIND were presented at the American Society of Clinical Oncology (ASCO) 2021.

PEMAZYRE (pemigatinib)

PEMAZYRE is the first internally discovered product to be internationally commercialized by us.

In April 2020, we announced that the FDA approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) kinase inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response (DOR).

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

In June 2021, PEMAZYRE was approved in Taiwan for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2 (FGFR2) fusion gene.

In July 2021, the UK’s National Institute for Health and Care Excellence (NICE) recommended PEMAZYRE for patients with cholangiocarcinoma with a fibroblast growth factor receptor 2 (FGFR2) fusion or rearrangement that have progressed after at least one prior line of systemic therapy. NICE’s guidance enables all eligible patients in England and Wales to have access to PEMAZYRE through the National Health Service (NHS).

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

In July 2020, we and Novartis announced that REACH3 met its primary endpoint of superior ORR at Month 6 with ruxolitinib treatment compared to best available therapy (BAT), as well as both key secondary endpoints, significantly improving patient-reported symptoms and failure-free survival. No new safety signals were observed, and the ruxolitinib safety profile in REACH3 was consistent with that seen in previously reported studies in steroid-refractory chronic GVHD. Additional data announced in December 2020 showed that best overall response (BOR) rate, defined as any response up to week 24, was achieved in a significantly higher percentage of patients with ruxolitinib therapy compared to BAT. An sNDA seeking FDA approval of ruxolitinib in steroid-refractory chronic GVHD has been accepted for Priority Review. In June 2021, we announced that the FDA extended the PDUFA action date by three months to allow time to review additional data submitted by us in response to the FDA’s information request. In July 2021, we and Novartis announced that data from REACH3 were published in the New England Journal of Medicine.

A second JAK inhibitor in development is itacitinib, which is a selective JAK1 inhibitor. Itacitinib is being evaluated in GRAVITAS-309, a pivotal Phase III trial of itacitinib in patients with steroid-naïve chronic GVHD. The FDA has granted itacitinib orphan drug status for GVHD.

As part of our ongoing LIMBER (Leadership In MPNs BEyond Ruxolitinib) clinical development initiative, which is designed to improve and expand therapeutic options for patients with myeloproliferative neoplasms, we are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) 2021 Virtual Congress in June 2021.

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

Tafasitamab

Tafasitamab is an anti-CD19 antibody and is being investigated as a therapeutic option in B cell malignancies in a number of ongoing and planned combination trials. An open-label Phase II combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL), and the ongoing Phase III B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. firstMIND is a Phase Ib safety trial of tafasitamab as a first-line therapy for patients with DLBCL, and frontMIND, a placebo-controlled Phase III trial evaluating tafasitamab in combination with lenalidomide added to rituximab plus chemotherapy (R-CHOP) as a first-line therapy for patients with DLBCL, is ongoing.

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

In June 2021, we and MorphoSys announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending the conditional marketing authorization of tafasitamab in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplantation (ASCT).

Pemigatinib

Pemigatinib is a potent and selective inhibitor of the fibroblast growth factor receptor (FGFR) isoforms 1, 2 and 3 with demonstrated activity in preclinical studies. The FGFR family of receptor tyrosine kinases can act as oncogenic drivers in a number of liquid and solid tumor types.

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with 8p11 myeloproliferative syndrome (8p11 MPN). Based on data generated from these ongoing trials, we have initiated additional trials. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that may potentially benefit from treatment with pemigatinib and intend to initiate Phase II studies in glioblastoma and non-small cell lung cancer.

Pemigatinib has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms (MLN) with FGFR1 rearrangement who have relapsed or are refractory to initial chemotherapy.

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

In March 2021, the Marketing Authorization Application (MAA) seeking approval of retifanlimab in SCAC was validated by the European Medicines Agency (EMA).The submission was based on data from the Phase II POD1UM-202 trial of retifanlimab in patients with locally advanced or metastatic SCAC who have progressed following standard platinum-based chemotherapy, preliminary results of which were presented at ESMO in September 2020. The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is underway. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal.

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

Indication and status
ruxolitinib (JAK1/JAK2)	Steroid-refractory chronic GVHD[1]: sNDA under review
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies

ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II in preparation
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II in preparation
itacitinib (JAK1)	Myelofibrosis: Phase II (second-line therapy)
ruxolitinib + CK0804[2] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND); CHMP+ opinion; NDS under review

1L DLBCL: Phase Ib (firstMIND); Phase III (frontMIND)

r/r follicular & marginal zone lymphomas: Phase III (inMIND)

r/r chronic lymphocytic leukemia: Phase II (coreMIND) in preparation

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) (topMIND) in preparation

r/r B-cell malignancies: PoC with lenalidomide and plamotamab in preparation[4]

pemigatinib (FGFR1/2/3)

CCA: Phase II (FIGHT-202), Phase III (FIGHT-302)

Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203)

Tumor agnostic: Phase II (FIGHT-207)

Glioblastoma: Phase II in preparation

NSCLC: Phase II in preparation

parsaclisib (PI3Kδ)

r/r follicular lymphoma: Phase II (CITADEL-203)

r/r marginal zone lymphoma: Phase II (CITADEL-204)

r/r mantle cell lymphoma: Phase II (CITADEL-205)

r/r follicular and marginal zone lymphoma: Phase III (CITADEL-302) in preparation

1L mantle cell lymphoma: Phase III (CITADEL-310) in preparation retifanlimab (PD-1)[5]

SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303); CRL from FDA; MAA under review

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

Inflammation and AutoImmunity (IAI)

We do not yet have any approved products in IAI.  In anticipation of the potential FDA approval of our most advanced program, ruxolitinib cream for use in mild-to-moderate atopic dermatitis (AD), we recently established Incyte Dermatology as a new commercial franchise.

Clinical Programs in Dermatology

Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis and vitiligo.

In April 2020, safety and efficacy data from the two Phase III trials in the TRuE-AD program evaluating ruxolitinib cream in mild-to-moderate atopic dermatitis (AD) were presented at the Revolutionizing Atopic Dermatitis (RAD) virtual symposium; both trials met their primary endpoints. Additional pooled analysis from the TRuE-AD program were presented at the American Academy of Dermatology (AAD) in April 2021, with results demonstrating ruxolitinib cream’s safety and efficacy across various patient subgroups. Updated 52-week data from both trials were presented at the RAD virtual symposium in June 2021.

In September 2020, we purchased a priority review voucher (PRV) from a third party, with the intent to use it in connection with our submission seeking FDA approval of ruxolitinib cream for the treatment of mild-to-moderate AD. In February 2021, we announced that the NDA seeking approval for ruxolitinib cream as a treatment for patients with mild-to-moderate AD was accepted for Priority Review by the FDA. In June 2021, the FDA extended the PDUFA action date to September 2021 to allow time to review additional subgroup analyses of data we submitted in response to the FDA’s information request.

AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed adolescent and adult patients with AD.

In May 2021, we announced positive topline results from the Phase III TRuE-V program evaluating ruxolitinib cream as a treatment for adolescent and adult patients with vitiligo. Both TRuE-V1 and TRuE-V2 studies met the primary and key secondary endpoints, including patient reported outcomes. The overall efficacy and safety profile of ruxolitinib cream was consistent with previously reported Phase II data, and no new safety signals were observed.

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

Clinical Programs in Other IAI

A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is ongoing. In June 2021, Phase II data evaluating parsaclisib in AIHA were presented at EHA. The majority of patients achieved a response with parsaclisib over the initial 12-week treatment period. Treatment with parsaclisib was generally well tolerated. Based on these results, we expect to initiate a Phase III trial. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

A Phase II trial of INCB00928 is in preparation for patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to INCB00928 as a treatment for patients with FOP.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: NDA under review; Phase III pediatric study ongoing (TRuE-AD3) Vitiligo: Phase III (TRuE-V1, TRuE-V2; primary endpoint met in both studies); sNDA in preparation
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II Vitiligo: Phase II
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase II; Phase III in preparation
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

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

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. An sNDA for baricitinib has been submitted by Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors.

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

In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine. In July 2021, we and Lilly announced that the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir. The EUA now provides for the use of baricitinib for treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (ECMO).

In April 2021, we and Lilly announced that the primary endpoint was not met in COV-BARRIER, the Phase III randomized, double-blind, placebo–controlled study to evaluate the efficacy and safety of baricitinib in hospitalized adults not on mechanical ventilation and who have COVID-19. There was, however, a 38% reduction in mortality by Day 28 in patients treated with baricitinib in addition to SoC. In August 2021, we and Lilly announced new data from an additional cohort of 101 adult patients from the COV-BARRIER trial. In this sub-study, patients with COVID-19 on mechanical ventilation or extracorporeal membrane oxygenation (ECMO) who received baricitinib plus standard of care were 46% less likely to die by Day 28 compared to patients who received placebo plus standard of care.

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

Product Revenues

Our product revenues consist of sales of JAKAFI, PEMAZYRE and ICLUSIG.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances.

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

Results of Operations

We recorded net income of $149.5 million and basic net income per share of $0.68 and diluted net income per share of $0.67 for the three months ended June 30, 2021, as compared to net income of $290.3 million and basic net income per share of $1.33 and diluted net income per share of $1.32 in the corresponding period in 2020.  We recorded net income of $203.0 million and basic net income per share of $0.92 and diluted net income per share of $0.91 for the six months ended June 30, 2021, as compared to net loss of $430.3 million and basic and diluted net loss per share of $1.98 in the corresponding period in 2020.

Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
JAKAFI revenues, net	$529.1	$473.7	$994.8	$933.2
ICLUSIG revenues, net	28.2	22.8	53.8	50.0
PEMAZYRE revenues, net	17.9	3.8	31.4	3.8
Total product revenues, net	575.2	500.3	1,080.0	987.0
JAKAVI product royalty revenues	82.0	66.2	147.6	122.6
OLUMIANT product royalty revenues	36.0	25.8	68.3	51.3
TABRECTA product royalty revenues	2.5	0.7	4.5	0.7
Total product royalty revenues	120.5	92.7	220.4	174.6
Milestone and contract revenues	10.0	95.0	10.0	95.0
Total revenues	$705.7	$688.0	$1,310.4	$1,256.6

The increase in JAKAFI product revenues for the three months ended June 30, 2021 as compared to the corresponding period in 2020 was comprised of a volume increase of $31.7 million and a price increase of $23.7 million. The increase in JAKAFI product revenues for the six months ended June 30, 2021 as compared to the corresponding period in 2020 was comprised of a volume increase of $25.8 million and a price increase of $35.8 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2021	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2021	$8,536	$66,991	$1,284	$1,568	$78,379
Allowances for current period sales	32,372	214,482	13,885	640	261,379
Allowances for prior period sales	97	(904)	—	—	(807)
Credits/payments for current period sales	(25,925)	(171,999)	(12,866)	—	(210,790)
Credits/payments for prior period sales	(6,387)	(34,349)	(407)	(283)	(41,426)
Balance at June 30, 2021	$8,693	$74,221	$1,896	$1,925	$86,735

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

Our milestone and contract revenues for the six months ended June 30, 2021, were derived from a $10.0 million milestone under the Innovent research and collaboration and licensing agreement. Our milestone and contract revenues for the six months ended June 30, 2020, were derived from a $5.0 million milestone under the Innovent research collaboration and licensing agreement and $90.0 million in milestones under the Novartis collaboration and license agreement.

Cost of Product Revenues.

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Product costs	$5.0	$3.7	$9.5	$6.9
Salary and benefits related	1.3	0.9	2.6	1.8
Stock compensation	0.4	0.2	0.6	0.5
Royalty expense	25.9	23.2	43.7	40.7
Amortization of definite-lived intangible assets	5.4	5.4	10.8	10.8
Total cost of product revenues	$38.0	$33.4	$67.2	$60.7

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

Operating Expenses.

Research and development expenses

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Salary and benefits related	$76.8	$64.9	$153.4	$133.0
Stock compensation	28.0	32.5	57.9	61.2
Clinical research and outside services	207.8	165.5	379.6	1,129.1
Occupancy and all other costs	30.9	23.7	59.5	48.6
Total research and development expenses	$343.5	$286.6	$650.4	$1,371.9

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three months ended June 30, 2021 as compared to the corresponding period in 2020 was primarily due to the progression of our pipeline including parsaclisib and our 55% share of the global and U.S. specific development costs for tafasitamab as well as product supply related costs to support the potential launch of ruxolitinib cream as a treatment for atopic dermatitis. The decrease in clinical research and outside services expense for the six months ended June 30, 2021 as compared to the corresponding period in 2020 was primarily due to upfront consideration related to our collaborative agreement with MorphoSys recorded during 2020. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $5.0 million and $16.5 million, respectively, for the three and six months ended June 30, 2021. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $3.5 million and $809.0 million, respectively, for the three and six months ended June 30, 2020. Research and development expenses for the three and six months ended June 30, 2021 and 2020 were net of $8.9 million, $12.5 million, $3.2 million and $4.9 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Salary and benefits related	$57.2	$34.9	$105.1	$71.0
Stock compensation	16.4	13.6	33.6	27.1
Other contract services and outside costs	95.3	69.5	184.0	131.0
Total selling, general and administrative expenses	$168.9	$118.0	$322.7	$229.1

The increase in salary and benefits related expense for the three and six months ended June 30, 2021 as compared to the corresponding period in 2020 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to our European operations. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three and six months ended June 30, 2021, as compared to the corresponding period in 2020, was due primarily to expenses related to the establishment of our dermatology commercial organization and expenses related to activities to support the potential launch of ruxolitinib cream for the treatment of atopic dermatitis. The six months ended June 30, 2021 also included expense recognized in connection with a legal settlement, as discussed in Note 15 of notes to our condensed consolidated financial statements.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2021 was $4.6 million and $10.2 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2020 was $6.1 million and $12.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and six months ended June 30, 2021 and 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and six months ended June 30, 2021, our 50% share of the losses for tafasitamab was $9.8 million and $20.3 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations. For the three and six months ended June 30, 2020, our 50% share of the losses for tafasitamab was $13.3 million and $15.4 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and six months ended June 30, 2021 was $4.4 million and $3.0 million, respectively. Other income (expense), net for the three and six months ended June 30, 2020 was $4.8 million and $13.5 million, respectively. The decrease in other income (expense), net for the six months ended June 30, 2021 primarily relates to a decrease in interest income.

Interest expense.  Interest expense for the three and six months ended June 30, 2021 was $0.4 million and $0.7 million, respectively.  Interest expense for the three and six months ended June 30, 2020 was $0.6 million and $1.2 million, respectively. Included in interest expense for the three and six months ended June 30, 2021 was approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities. Included in interest expense for the three and six months ended June 30, 2020 was $0.2 million and $0.4 million, respectively, of non-cash charges to amortize the discount on our convertible senior notes due November 2020 and approximately $0.3 million and $0.6 million, respectively, of interest expense on our finance lease liabilities.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Agenus	$37.8	$26.2	$31.9	$(2.7)
Calithera	(0.5)	1.5	(4.8)	(0.7)
Merus	0.6	12.7	10.0	6.4
MorphoSys	(9.2)	27.5	(32.9)	17.6
Syros	(1.9)	4.4	(5.1)	3.5
Total unrealized gain (loss) on long term investments	$26.8	$72.3	$(0.9)	$24.1

Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2021 was $22.2 million and $38.0 million, respectively. The provision for income taxes for the three and six months ended June 30, 2020 and was $17.0 million and $33.5 million, respectively. The tax expense for the three and six months ended June 30, 2021 and 2020 represents primarily federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.5 billion as of June 30, 2021. We have funded our research and development operations through sales of equity securities, the issuance of convertible notes, cash received from customers, and collaborative arrangements. At June 30, 2021, we had available cash, cash equivalents and marketable securities of $2.1 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities for the six months ended June 30, 2021 was $379.0 million and net cash used in operating activities for the six months ended June 30, 2020 was $414.0 million.  The $793.0 million increase in cash provided by operating activities was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $108.9 million for the six months ended June 30, 2021, which represented purchases of marketable securities of $102.3 million, capital expenditures of $114.4 million and purchases of long term equity investments of $8.7 million, offset in part by the sale of long term investment of $9.3 million and the sale and maturities of marketable securities of $107.1 million. Net cash used in investing activities was $151.8 million for the six months ended June 30, 2020, which represented purchases of marketable securities of $287.4 million, capital expenditures of $83.1 million, and purchases of long term equity investments of $95.5 million, offset in part by the sale of long term investment of $4.5 million and the sales and maturities of marketable securities of $309.7 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $16.5 million and $58.9 million, respectively, for the six months ended June 30, 2021 and 2020, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

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

To the extent we seek to augment our existing cash resources and cash flow from operations to satisfy our cash requirements for future acquisitions or other strategic purposes, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those that are discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2021, marketable securities were $283.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2021, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, and in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States, Europe and Japan for the treatment of certain metastatic cholangiocarcinoma  indications, and MONJUVI in the United States for the treatment of certain lymphoma indications and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	When the COVID-19 Pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to re-establish workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 Pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and may in the future be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or stay at home orders impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients.
●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience capacity constraints and delays in producing materials for our drug products and product candidates if they are required, under the U.S. Defense Production Act or similar governmental mandates, to prioritize production of raw materials, supplies, drugs or vaccines to address COVID-19. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	Any deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

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

We have invested significant resources in the development of our most advanced drug candidates. We and our collaborator MorphoSys have submitted a European Marketing Authorization Application with the EMA for tafasitamab in combination with lenalidomide for the treatment of patients with a specified type of lymphoma. We have submitted a supplemental New Drug Application (sNDA) for ruxolitinib for the treatment of patients with steroid-refractory chronic graft-versus-host disease and ruxolitinib is in other clinical trials. We have submitted an NDA for ruxolitinib cream for the treatment of patients with atopic dermatitis and ruxolitinib cream is also in Phase III clinical trials for the treatment of patients with vitiligo. Further, we have a number of drug candidates in clinical trials. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, or becomes approved for a narrower set of indications than those for which we initially conducted clinical trials, we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans.

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

Even if any of our applications receives an FDA Fast Track or priority review designation (including based on a priority review voucher, one of which we recently acquired and used in connection with our submission seeking FDA approval of ruxolitinib cream for atopic dermatitis), these designations may not result in faster review or approval for our product candidate compared to product candidates considered for approval under conventional FDA procedures and, in any event, do not assure ultimate approval of our product candidate by FDA. For example, in June 2021 we were informed by the FDA that the FDA had extended by three months the review period for the NDA for ruxolitinib cream for atopic dermatitis.  Also, in July 2021, we announced that the FDA issued a complete response letter for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal, in which the FDA stated it cannot approve the BLA and that additional data are needed.

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

If third parties institute high co-payment amounts or other benefit limits for our products, the demand for our products and, accordingly, our revenues and results of operations, could be adversely affected. Our patient assistance programs have provided support for non-profit organizations that provide financial assistance to eligible patients or in some cases, we have provided our products without charge to eligible patients who have no insurance coverage or are underinsured. Substantial support in this manner could harm our profitability in the future. Further, non-profit organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, or at all.

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

Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the organizations for which could control or significantly influence the purchase of health care services and products, as well as legislative and regulatory proposals to reform health care or address the cost of government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our products by the medical community and patients may be limited without adequate reimbursement for those products. Cost control initiatives may decrease coverage and payment levels for our products and, in turn, the price that we will be able to charge for any product. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our current and any future approved products.

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

Even if any of our drug candidates receives regulatory approval, it could be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties such as insurance companies or Medicare, will not cover it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the three month periods ended March 31, 2020, September 30, 2020 and March 31, 2021 we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Due to historical net losses, we had an accumulated deficit of $1.5 billion as of June 30, 2021. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived a substantial portion of our revenues for the year ended December 31, 2020 and the six months ended June 30, 2021 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” would affect potential future royalty and milestone and contract revenue.

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

Item 6.  Exhibits

Exhibit Number	Description of Document
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

INCYTE CORPORATION

Dated: August 3, 2021	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2021	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)