Form 10-Q
period 2021-09-30
INCYTE CORP
filed 2021-11-02
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 220,890,618 as of October 26, 2021.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2021	2020*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,999,021	$1,513,008
Marketable securities—available-for-sale (amortized cost $285,135 and $288,199 as of September 30, 2021 and December 31, 2020; allowance for credit losses $0 and $0 as of September 30, 2021 and December 31, 2020)	285,054	288,369
Accounts receivable	516,689	481,994
Inventory	21,303	16,425
Prepaid expenses and other current assets	101,730	60,098
Total current assets	2,923,797	2,359,894

Restricted cash and investments	1,682	1,757
Long term investments	192,096	222,301
Inventory	30,885	19,548
Property and equipment, net	686,718	559,625
Finance lease right-of-use assets, net	27,133	28,451
Other intangible assets, net	156,139	172,291
Goodwill	155,593	155,593
Other assets, net	24,788	41,458
Total assets	$4,198,831	$3,560,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,509	$98,767
Accrued compensation	105,705	113,340
Accrued and other current liabilities	481,879	378,404
Finance lease liabilities	2,400	2,284
Acquisition-related contingent consideration	38,219	38,400
Total current liabilities	742,712	631,195

Acquisition-related contingent consideration	213,781	227,600
Finance lease liabilities	31,376	32,573
Other liabilities	62,305	58,282
Total liabilities	1,050,174	949,650

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 220,885,119 and 219,489,329 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	221	219
Additional paid-in capital	4,508,807	4,352,864
Accumulated other comprehensive loss	(18,646)	(15,360)
Accumulated deficit	(1,341,725)	(1,726,455)
Total stockholders’ equity	3,148,657	2,611,268
Total liabilities and stockholders’ equity	$4,198,831	$3,560,918

*   The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$594,013	$522,252	$1,673,974	$1,509,269
Product royalty revenues	183,974	98,391	404,440	272,924
Milestone and contract revenues	35,000	—	45,000	95,000

Total revenues	812,987	620,643	2,123,414	1,877,193

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	39,869	34,322	107,117	95,005
Research and development	334,945	438,109	985,352	1,809,997
Selling, general and administrative	190,704	120,788	513,358	349,934
Change in fair value of acquisition-related contingent consideration	2,910	7,109	13,068	19,790
Collaboration loss sharing	9,149	14,989	29,476	30,372

Total costs and expenses	577,577	615,317	1,648,371	2,305,098

Income (loss) from operations	235,410	5,326	475,043	(427,905)
Other income (expense), net	1,948	4,917	4,931	18,396
Interest expense	(439)	(544)	(1,156)	(1,746)
Unrealized gain (loss) on long term investments	(27,450)	(13,207)	(28,394)	10,935

Income (loss) before provision for income taxes	209,469	(3,508)	450,424	(400,320)

Provision for income taxes	27,730	11,695	65,694	45,227

Net income (loss)	$181,739	$(15,203)	$384,730	$(445,547)

Net income (loss) per share:
Basic	$0.82	$(0.07)	$1.75	$(2.05)
Diluted	$0.82	$(0.07)	$1.73	$(2.05)

Shares used in computing net income (loss) per share:
Basic	220,845	218,784	220,243	217,684
Diluted	222,248	218,784	222,113	217,684

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$181,739	$(15,203)	$384,730	$(445,547)

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(629)	2,532	(4,061)	5,085
Unrealized (loss) gain on marketable securities, net of tax	(86)	(77)	(251)	48
Defined benefit pension obligations, net of tax	342	220	1,026	661
Other comprehensive income (loss)	(373)	2,675	(3,286)	5,794

Comprehensive income (loss)	$181,366	$(12,528)	$381,444	$(439,753)

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Nine Months Ended September 30, 2021
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844
Issuance of 390,001 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes and 153,082 shares of Common Stock under the ESPP	—	11,016	—	—	11,016
Issuance of 1,288 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	45,351	—	—	45,351
Other comprehensive income	—	—	2,085	—	2,085
Net income	—	—	—	149,456	149,456
Balances at June 30, 2021	$220	$4,477,378	$(18,273)	$(1,523,464)	$2,935,861
Issuance of 459,084 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes	1	(11,993)	—	—	(11,992)
Issuance of 1,466 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	43,314	—	—	43,314
Other comprehensive loss	—	—	(373)	—	(373)
Net income	—	—	—	181,739	181,739
Balances at September 30, 2021	$221	$4,508,807	$(18,646)	$(1,341,725)	$3,148,657

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited, in thousands, except number of shares)

	For the Nine Months Ended September 30, 2020
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2020	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 772,538 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	14,618	—	—	14,619
Issuance of 1,957 shares of Common Stock for services rendered	—	145	—	—	145
Stock compensation	—	42,758	—	—	42,758
Other comprehensive income	—	—	2,435	—	2,435
Net loss	—	—	—	(720,642)	(720,642)
Balances at March 31, 2020	$217	$4,102,011	$(13,107)	$(2,151,400)	$1,937,721
Issuance of 936,688 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes and 175,615 shares of Common Stock under the ESPP	1	69,193	—	—	69,194
Issuance of 1,403 shares of Common Stock for services rendered	—	139	—	—	139
Issuance of 3,187 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	162	—	—	162
Stock compensation	—	46,406	—	—	46,406
Other comprehensive income	—	—	684	—	684
Net income	—	—	—	290,298	290,298
Balances at June 30, 2020	$218	$4,217,911	$(12,423)	$(1,861,102)	$2,344,604
Issuance of 698,032 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes	1	7,782	—	—	7,783
Issuance of 1,434 shares of Common Stock for services rendered	—	131	—	—	131
Issuance of 134,413 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	6,873	—	—	6,873
Stock compensation	—	43,970	—	—	43,970
Other comprehensive income	—	—	2,675	—	2,675
Net loss	—	—	—	(15,203)	(15,203)
Balances at September 30, 2020	$219	$4,276,667	$(9,748)	$(1,876,305)	$2,390,833

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$384,730	$(445,547)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,986	38,641
Stock-based compensation	134,784	132,616
Deferred income taxes	(178)	—
Other, net	5,268	8,698
Unrealized loss (gain) on long term investments	28,394	(10,935)
Change in fair value of acquisition-related contingent consideration	13,068	19,790
Changes in operating assets and liabilities:
Accounts receivable	(34,695)	(55,656)
Prepaid expenses and other assets	(24,784)	(11,384)
Inventory	(16,215)	(9,204)
Accounts payable	15,742	38,865
Accrued and other liabilities	85,037	62,196
Net cash provided by (used in) operating activities	634,137	(231,920)
Cash flows from investing activities:
Purchase of long term investments	(8,662)	(95,468)
Sale of long term investments	10,473	17,250
Capital expenditures	(146,543)	(135,946)
Purchases of marketable securities	(228,170)	(418,698)
Sale and maturities of marketable securities	231,250	466,591
Net cash used in investing activities	(141,652)	(166,271)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans net of tax withholding	19,052	91,596
Payment of finance lease liabilities	(1,788)	(619)
Payment of contingent consideration	(20,093)	(31,140)
Net cash (used in) provided by financing activities	(2,829)	59,837
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(3,718)	5,085
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	485,938	(333,269)
Cash, cash equivalents, restricted cash and investments at beginning of period	1,514,765	1,833,707
Cash, cash equivalents, restricted cash and investments at end of period	$2,000,703	$1,500,438
Supplemental Schedule of Cash Flow Information
Interest paid	$—	$119
Income taxes paid	$45,872	$56,787
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$6,992
Unpaid purchases of property and equipment	$23,892	$12,836
Leased assets obtained in exchange for new operating lease liabilities	$9,068	$13,020
Leased assets obtained in exchange for new finance lease liabilities	$455	$2,160

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1.     Organization and business

Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA™ (ruxolitinib) cream, MINJUVI® (tafasitamab) and MONJUVI® (tafasitamab-cxix), which is co-commercialized. Our operations are treated as one operating segment.

2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2020 has been derived from our audited consolidated financial statements.

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

Current Expected Credit Losses.  Financial assets measured at amortized cost are assessed for future expected credit losses under guidance within ASC 326, Financial Instruments – Credit Losses, to determine if application of an expected credit losses reserve is necessary. On a quarterly basis, receivables that resulted from revenue transactions within the scope of ASC 606, Revenue from Contracts with Customers, and recognized on an amortized cost basis are reviewed on a customer-level basis to analyze expectations of future collections based upon past history of collections, payment, aging of receivables and viability of the customer to continue payment, as well as estimates of future economic conditions. Receivables generally consist of two types: receivables from collaborative agreements, including milestones, reimbursements for agreed-upon activities and sales royalties; and receivables from customer product sales. Collaborative agreement receivables are closely monitored relationships with select, reputable industry peers. Collection of receivables is assessed within each collaborative partnership on a quarterly basis, including evaluation of each entity’s credit quality, financial health and past history of payment. Customer product sales receivables are independently evaluated on a monthly basis, on which unusual items or aged receivables are closely monitored for signs of credit deterioration, or indications of payment refusal. Customer product sales are with specialty pharmaceutical distributors, wholesalers, and certain public and private institutions, some of which whose financial obligations are funded by various government agencies.

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

Accounts Receivable.  As of September 30, 2021 and December 31, 2020, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.

Inventory.  Inventories are determined at the lower of cost and net realizable value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. We capitalize inventory after FDA approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations.

Raw materials and work-in-process inventory are not subject to expiration and the shelf life of finished goods inventory is approximately 36 months from the start of manufacturing of the finished goods. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the condensed consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE.  As of September 30, 2021, there were no entities in which we held a variable interest which we determined to be VIEs.

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

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should continue to maintain the valuation allowance on the majority of our deferred tax assets as of September 30, 2021.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in March 2020 to provide an estimated $2.2 trillion designed to stimulate the U.S. economy during the COVID-19 pandemic. The Act includes tax relief, government loans, grants and investments for entities in affected industries, which has related accounting and financial reporting impacts.  Disclosure for certain income tax accounting measures are required in the period of enactment and disclosure for government loans, investments, grants, and revenue recognition are required in future periods as federal agencies establish rules and procedures to implement the CARES Act. During 2020, we delayed the payment of certain employer payroll tax amounts to future periods as allowed under the Act. We do not expect the CARES Act to have a material impact on our overall financial results, our income tax provision or our liquidity. We have further described the impact and risks of the COVID-19 pandemic on our business in Item 1A. Risk Factors.

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

Product Revenues

Our product revenues consist of sales of JAKAFI and PEMAZYRE in the U.S., sales of MINJUVI, PEMAZYRE and ICLUSIG in Europe, and sales of PEMAZYRE in Japan.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We sell JAKAFI and PEMAZYRE to our customers in the U.S., which include specialty pharmacies and wholesalers. We sell MINJUVI, PEMAZYRE and ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.

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

Milestone and Contract Revenues

For each collaborative research, development and/or commercialization agreement that results in revenue under the guidance of ASC 606 we identify all material performance obligations, which may include the license to intellectual property and know-how, research and development activities and/or other activities. In order to determine the transaction price, in addition to any upfront payment, we estimate the amount of variable consideration, including milestone payments, at the outset of the contract utilizing the most likely amount method. The most likely amount method is used since the milestone payments have a binary outcome (i.e., we receive all or none of the milestone payment). We constrain the estimate of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, management considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis.

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For the three and nine months ended September 30, 2021 and 2020, we had no revenues from intellectual property licenses recognized over time.

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

Cost of Product Revenues

Cost of product revenues includes all product related costs. In addition, cost of product revenues include low single-digit royalties under our collaboration and license agreement to Novartis on all future sales of JAKAFI in the United States and the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years from the date of acquisition on June 1, 2016 of all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (since renamed Incyte Biosciences Luxembourg S.à.r.l.) from ARIAD Pharmaceuticals, Inc. (“ARIAD”). Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.

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

Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the three and nine months ended September 30, 2021, advertising expenses were approximately $13.7 million and $32.0 million, respectively. For the three and nine months ended September 30, 2020, advertising expenses were approximately $6.4 million and $16.5 million, respectively.

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

Collaboration loss sharing.  Under collaboration and license agreements with shared commercialization efforts, we record our share of the losses from the co-commercialization efforts in collaboration loss sharing on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2021 and 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab-cxix) under our agreement with MorphoSys.

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

3.     Revenues

As discussed in Note 2, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
JAKAFI revenues, net	$547,373	$487,783	$1,542,138	$1,420,968
ICLUSIG revenues, net	28,522	26,380	82,356	76,426
PEMAZYRE revenues, net	17,562	8,089	48,924	11,875
MINJUVI revenues, net	556	—	556	—
Total product revenues, net	594,013	522,252	1,673,974	1,509,269
JAKAVI product royalty revenues	94,655	68,306	242,295	190,856
OLUMIANT product royalty revenues	86,572	28,647	154,875	79,924
TABRECTA product royalty revenues	2,747	1,438	7,270	2,144
Total product royalty revenues	183,974	98,391	404,440	272,924
Milestone and contract revenues	35,000	—	45,000	95,000
Total revenues	$812,987	$620,643	$2,123,414	$1,877,193

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

At September 30, 2021 and December 31, 2020, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2021.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Cash and cash equivalents	$1,999,021	$—	$—	$1,999,021
Debt securities (government)	—	285,054	—	285,054
Long term investments (Note 9)	192,096	—	—	192,096
Total assets	$2,191,117	$285,054	$—	$2,476,171

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Cash and cash equivalents	$1,513,008	$—	$—	$1,513,008
Debt securities (government)	—	288,369	—	288,369
Long term investments (Note 9)	222,301	—	—	222,301
Total assets	$1,735,309	$288,369	$—	$2,023,678

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
Acquisition-related contingent consideration	$—	$—	$252,000	$252,000
Total liabilities	$—	$—	$252,000	$252,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Acquisition-related contingent consideration	$—	$—	$266,000	$266,000
Total liabilities	$—	$—	$266,000	$266,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2021
Balance at January 1,	$266,000
Contingent consideration earned during the period but not yet paid	(9,910)
Payments made during the period	(17,158)
Change in fair value of contingent consideration	13,068
Balance at September 30,	$252,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on estimated ICLUSIG revenues in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2021 included a weighted average cost of capital of 10% and updated projections of future ICLUSIG revenues in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2021 was due primarily to the passage of time and the impact of updated projections of future ICLUSIG revenues in the European Union.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2021 and December 31, 2020, contingent consideration earned but not yet paid was $9.9 million and $9.6 million, respectively, and was included in accrued and other current liabilities.

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2021
Debt securities (government)	$285,135	$—	$(81)	$285,054

December 31, 2020
Debt securities (government)	$288,199	$170	$—	$288,369

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 2. As of September 30, 2021 and December 31, 2020, the available-for-sale debt securities were held in US-government backed funds and Treasury assets and were assessed on an individual security basis to have a de minimis risk of credit loss.

5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 37% and 42% of the accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively. For further information relating to these collaboration and license agreements, refer to Note 9.

In November 2011, we began commercialization and distribution of JAKAFI, and in April 2020, we began commercialization and distribution of PEMAZYRE to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI and PEMAZYRE product revenues is as follows:

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer A	19%	20%	19%	20%
Customer B	11%	13%	12%	13%
Customer C	17%	17%	18%	17%
Customer D	9%	10%	10%	11%
Customer E	11%	8%	11%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in aggregate, 32% and 33% of the accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively. The concentration of credit risk relating to ICLUSIG and MINJUVI product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of September 30, 2021 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

6.     Inventory

Our inventory balance consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,275	$1,275
Work-in-process	35,988	21,242
Finished goods	14,925	13,456
	52,188	35,973
Inventories-current	21,303	16,425
Inventories-noncurrent	$30,885	$19,548

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2021, $21.3 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2021, $30.9 million of inventory was classified as noncurrent on the condensed consolidated balance sheets as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

We capitalize inventory after FDA approval as the related costs are expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations. At September 30, 2021, inventory with approximately $72.1 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre commercialization inventory over the next 3 to 36 months and as a result, cost of product revenues for will reflect a lower average per unit cost of materials.

7.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Office equipment	$18,395	$17,880
Manufacturing and laboratory equipment	103,502	86,021
Computer equipment	75,105	66,640
Land	10,379	10,671
Building and leasehold improvements	277,901	238,042
Operating lease right-of-use assets	25,544	26,816
Construction in progress	343,686	257,929
	854,512	703,999
Less accumulated depreciation and amortization	(167,794)	(144,374)
Property and equipment, net	$686,718	$559,625

In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. As of September 30, 2021, we have capitalized approximately $140.7 million in on site preparation, design and construction costs and currently expect the building to be completed in the first half of 2022.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. We have capitalized approximately $19.1 million in leasehold improvements as of September 30, 2021 relating to Morges.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility.  Construction activity commenced in July 2018 and as of September 30, 2021, we have capitalized approximately $186.7 million in construction in progress for costs for construction, ground preparation and architectural and engineering studies. We currently expect the facility will be operational in the first half of 2022.

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

	September 30,	December 31,
	2021	2020
Current
Operating lease liabilities	$9,849	$12,674
Finance lease liabilities	2,400	2,284
Noncurrent
Operating lease liabilities	14,951	14,188
Finance lease liabilities	31,376	32,573
Total lease liabilities	$58,576	$61,719

The cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2021 and 2020 was $11.4 million and $8.7 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the nine months ended September 30, 2021 and 2020 was $1.8 million and $0.6 million, respectively, in financing cash flows.

As of September 30, 2021, our finance and operating leases had a weighted average lease term of approximately 13.6 and 4.7 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 4.1% and 8.8%, respectively.

For the three and nine months ended September 30, 2021, we incurred approximately $3.5 million and $10.7 million, respectively, of expense related to our operating leases, approximately $0.7 million and $2.0 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.4 million and $1.0 million, respectively, of interest expense on our finance lease liabilities. For the three and nine months ended September 30, 2020, we incurred approximately $2.9 million and $9.0 million, respectively, of expense related to our operating leases, approximately $0.7 million and $1.9 million, respectively, of amortization on our finance lease right-of-use assets and approximately $0.3 million and $0.9 million, respectively, of interest expense on our finance lease liabilities. For the three and nine months ended September 30, 2021 and 2020, the cost of our short term leases with a term less than 12 months was de minimis.

8.    Intangible assets and goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at September 30, 2021			Balance at December 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$114,861	$156,139	$271,000	$98,709	$172,291

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (in thousands):

	Remainder of
	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$5,385	$21,536	$21,536	$21,536	$21,536	$64,610

Goodwill

There were no changes to the carrying amount of goodwill for the nine months ended September 30, 2021.

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

Exclusive of the upfront payment of $150.0 million received in 2009 and the immediate milestone of $60.0 million earned in 2010, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through September 30, 2021.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Since the achievement of the $60.0 million regulatory milestone related to reimbursement of JAKAVI in Europe in September 2014, we are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the three and nine months ended September 30, 2021, such royalties payable to Novartis on net sales within the United States totaled $26.9 million and $70.6 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, such royalties payable to Novartis on net sales within the United States totaled $23.9 million and $64.6 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, $132.4 million and $96.4 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Reimbursable costs incurred after the effective date of the agreement with Novartis are recorded net against the related research and development expenses. Research and development expenses for the three and nine months ended September 30, 2021 were net of $0.0 million and $0.1 million, respectively, of costs reimbursed by Novartis. Research and development expenses for the three and nine months ended September 30, 2020 were net of $0.0 million and $0.3 million, respectively, of costs reimbursed by Novartis. At September 30, 2021 and December 31, 2020, $0.2 million and $0.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

Milestone and contract revenue under the Novartis agreement for the three and nine months ended September 30, 2020 was $0.0 million and $90.0 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2021 was $94.7 million and $242.3 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2020 was $68.3 million and $190.9 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2021 was $2.7 million and $7.3 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2020 was $1.4 million and $2.1 million, respectively.

Lilly – Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases. We received an upfront payment of $90.0 million, and were initially eligible to receive up to $665.0 million in substantive milestone payments across multiple indications upon the achievement of pre-specified events, including up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Exclusive of the upfront payment of $90.0 million received in 2009, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones and $265.0 million for the achievement of regulatory milestones through September 30, 2021.

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

Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2021 was $86.6 million and $154.9 million, respectively. Product royalty revenue related to Lilly global net sales of OLUMIANT for the three and nine months ended September 30, 2020 was $28.6 million and $79.9 million, respectively.

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

We concluded Agenus Inc. is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. After completion of our stock purchases from Agenus Inc., we held an approximate ownership interest of 18% and, under circumstances present at that time, concluded that we had the ability to exercise significant influence, but not control, over Agenus Inc., primarily due to the level of intra-entity transactions between us and Agenus related to development expenses, as well as other qualitative factors. In the second quarter of 2020, we sold an aggregate of approximately 1.2 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $3.57 to $4.21, resulting in gross proceeds of approximately $4.5 million. In the third quarter of 2020, we sold an aggregate of approximately 2.5 million shares of Agenus Inc. common stock. The sales transactions were priced at market, with per share pricing ranging from $4.28 to $5.25, resulting in gross proceeds of approximately $12.7 million. In the first quarter of 2021, we sold approximately 0.2 million shares of Agenus Inc. common stock priced at market at $5.45, resulting in gross proceeds of approximately $1.1 million. In the second quarter of 2021, we sold approximately 1.6 million shares of

Agenus Inc. common stock priced at market, with per share pricing ranging from $4.59 to $5.41, resulting in gross proceeds of approximately $8.2 million. In the third quarter of 2021, we sold approximately 0.2 million shares of Agenus Inc. common stock priced at market, with per share pricing ranging from $5.74 to $6.75, resulting in gross proceeds of approximately $1.1 million. As of September 30, 2021, we owned approximately 5% of the outstanding shares of Agenus Inc. common stock. As a result of having a less than 10% ownership interest and the recent diversification of Agenus Inc.’s development pipeline with other collaboration partners, we concluded that we no longer have significant influence over Agenus Inc. As such, we no longer account for our equity investment in Agenus Inc. as an equity method investment previously accounted for under the fair value option. We account for our investment in Agenus Inc. at fair value, whereby the investment is marked to market through earnings in each reporting period. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $2.8 million and an unrealized gain of $29.1 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. For the three and nine months ended September 30, 2020, we recorded an unrealized gain of $3.9 million and $1.2 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during these periods. The fair market value of our long term investment in Agenus Inc. at September 30, 2021 and December 31, 2020 was $63.4 million and $44.7 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2021 also included $0.2 million and $0.9 million, respectively, of development costs incurred pursuant to the Agenus arrangement. Research and development expenses for the three and nine months ended September 30, 2020 also included $0.1 million and $0.4 million, respectively, of development costs incurred pursuant to the Agenus arrangement.  At September 30, 2021 and December 31, 2020, a total of $0.8 million and $0.5 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in December 2016, we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share.  We completed the purchase of the shares on January 23, 2017 when the closing price on The Nasdaq Stock Market for Merus shares was $24.50 per share.  The shares we acquired were not registered under the Securities Act of 1933 on the purchase date and were subject to certain security specific restrictions for a period of time, and accordingly, we estimated a discount for lack of marketability on the shares on the issuance date of $5.6 million, which resulted in a net fair value of the shares on the issuance date of $72.8 million.  Of the total consideration paid of $80.0 million, $72.8 million was allocated to our stock purchase in Merus and was recorded as a long term investment and $7.2 million was allocated to research and development expense. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus at September 30, 2021 and December 31, 2020 was $78.1 million and $56.1 million, respectively.

We concluded Merus is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. As of September 30, 2021, we owned approximately 9% of the outstanding common shares of Merus and conclude that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2021, we recorded an unrealized gain of $3.3 million and $13.3 million, respectively, based on the change in fair value of Merus’ common shares during these periods.  For the three and nine months ended September 30, 2020, we recorded an unrealized loss of $13.1 million and $6.7 million, respectively, based on the change in fair value of Merus’ common shares during these periods.

Research and development expenses for the three and nine months ended September 30, 2021 included $3.1 million and $10.9 million, respectively, of additional development costs incurred pursuant to the Merus agreement. Research and development expenses for the three and nine months ended September 30, 2020 included $1.8 million and $6.0 million, respectively, of additional development costs incurred pursuant to the Merus agreement. At September 30, 2021 and December 31, 2020, a total of $1.6 million and $1.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2021, we have paid Calithera an upfront license fee of $45.0 million and an additional $12.0 million milestone payment. In August 2020, Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera is eligible to receive $720.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158. We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

In addition, in January 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million shares of common stock of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. We completed the purchase of the shares on January 30, 2017 when the closing price on The Nasdaq Stock Market was $6.75 per share. The shares we acquired were registered under the Securities Act of 1933 on the purchase date and there were no security specific restrictions for these shares, and therefore the value of the 1.7 million shares acquired by us was $11.6 million.  We paid total consideration of $53.0 million to Calithera, composed of the $45.0 million upfront license fee and the $8.0 million stock purchase price. Of the $53.0 million, $11.6 million was allocated to our stock purchase in Calithera and was recorded within long term investments and $41.4 million was allocated to research and development expense. The fair market value of our long term investment in Calithera at September 30, 2021 and December 31, 2020 was $3.8 million and $8.4 million, respectively.

We concluded Calithera is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2021, we owned approximately 2% of the outstanding shares of Calithera common stock and there are several other stockholders who hold larger positions of Calithera. As we do not hold a significant position of the voting shares of Calithera and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value, and the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2021 we recorded an unrealized gain of $0.2 million and an unrealized loss of $4.6 million, respectively, based on the change in fair value of Calithera’s common stock during these periods. For the three and nine months ended September 30, 2020 we recorded an unrealized loss of $3.2 million and $3.9 million, respectively, based on the change in fair value of Calithera’s common stock during these periods.

Research and development expenses for the three and nine months ended September 30, 2021 also included $0.3 million and $4.8 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. Research and development expenses for the three and nine months ended September 30, 2020 also included $2.0 million and $6.4 million, respectively, of additional development costs incurred pursuant to the Calithera agreement. At September 30, 2021 and December 31, 2020, a total of $0.0 million and $0.6 million, respectively, of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2021, we have paid MacroGenics an upfront payment of $150.0 million and developmental milestones totaling $70.0 million. MacroGenics is eligible to receive up to an additional $350.0 million in future contingent development and regulatory milestones, and up to $330.0 million in commercial milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Research and development expenses for the three and nine months ended September 30, 2021 also included $17.8 million and $49.0 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2020 also included $10.6 million and $43.3 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At September 30, 2021 and December 31, 2020, a total of $0.0 million and $0.1 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in January 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million shares of common stock of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  We agreed to not sell or otherwise transfer any of our Syros shares for a period, referred to as the Lock-Up Period, of 12 months after the closing date of the sale. We completed the purchase of the shares on January 8, 2018 when the closing price on The Nasdaq Stock Market was $9.77 per share. The shares we acquired were not registered on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $0.1 million, which resulted in a net fair value of the shares on the issuance date of $7.6 million. Of the $10.0 million aggregate purchase price paid, $7.6 million was allocated to our stock purchase in Syros and was recorded within long term investments and $2.4 million, representing premium paid on the purchase, was allocated to research and development expense. Also in January 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The shares were acquired in February 2018 and the $1.4 million aggregate purchase price was recorded within long term investments on the condensed consolidated balance sheets. All acquired shares were subsequently registered under the Securities Act of 1933 in February 2018. The fair market value of our long term investment in Syros as of September 30, 2021 and December 31, 2020 was $4.2 million and $10.2 million, respectively.

We concluded Syros is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2021, we owned approximately 2% of the outstanding shares of Syros common stock and there are several other stockholders who hold larger positions of Syros.  As we do not hold a significant position of the voting shares of Syros and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $0.9 million and $6.0 million, respectively, based on the change in fair value of Syros’ common stock during these periods.  For the three and nine months ended September 30, 2020, we recorded an unrealized loss of $1.7 million and an unrealized gain of $1.8 million, respectively, based on the change in fair value of Syros’ common stock during these periods.

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

Research and development expenses for the three and nine months ended September 30, 2021 were net of $0.0 million and $2.3 million of costs reimbursed by Innovent. Research and development expenses for the three and nine months ended September 30, 2020 were net of $1.7 million and $4.3 million, respectively, of costs reimbursed by Innovent. At September 30, 2021 and December 31, 2020, $2.4 million and $1.2 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

Research and development expenses for the three and nine months ended September 30, 2021 were net of $3.2 million of costs reimbursed by Zai Lab. Research and development expenses for the three and nine months ended September 30, 2020 were net of $0.0 million and $0.2 million, respectively, of costs reimbursed by Zai Lab. At September 30, 2021 and December 31, 2020, $0.8 million and $0.6 million, respectively, of reimbursable costs were included in accounts receivable on the condensed consolidated balance sheets.

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

In July 2020, we and MorphoSys announced that the FDA approved MONJUVI® (tafasitamab-cxix) in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. MONJUVI was approved under accelerated approval based on overall response rate. In August 2021, we and MorphoSys announced that the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for ASCT.

In addition, under the collaboration agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the New ADSs for an 18-month period after the closing date of the sale. We completed the purchase of the ADSs on March 3, 2020 when the closing price on The Nasdaq Stock Market was $27.65 per ADS. The New ADSs were not registered under the Securities Act of 1933 on the purchase date, and accordingly, we estimated a discount for lack of marketability on the shares of $4.9 million, which resulted in a net fair value of the shares on the issuance date of $95.5 million. Of the $150.0 million aggregate purchase price paid, $95.5 million was allocated to our stock purchase in MorphoSys and was recorded within long term investments and $54.5 million, representing the premium paid on the purchase, was allocated to research and development expense. The fair market value of our long term investment in MorphoSys as of September 30, 2021 and December 31, 2020 was $42.7 million and $102.9 million, respectively.

We concluded MorphoSys is not a VIE because it has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest.  As of September 30, 2021, we owned approximately 3% of the outstanding shares of MorphoSys common stock and there are several other stockholders who hold larger positions of MorphoSys.  As we do not hold a significant position of the voting shares of MorphoSys and lack the qualitative characteristics associated with the ability to exercise significant influence, our ownership interest does not meet the criteria to be accounted for as an equity method investment. We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value, and the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $27.3 million and $60.2 million, respectively, based on the change in fair value of MorphoSys’ common stock during these periods.  For the three and nine months ended September 30, 2020, we recorded an unrealized gain of $0.9 million and $18.5 million, respectively, based on the change in fair value of MorphoSys’ common stock during these periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2021 was $9.1 million and $29.5 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations.  Our 50% share of the United States loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2020 was $15.0 million and $30.4 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three and nine months ended September 30, 2021, includes $21.5 million and $55.8 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and nine months ended September 30, 2020, includes $23.8 million and $51.1 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At September 30, 2021 and December 31, 2020, $52.3 million and $54.2 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.

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

InnoCare

In August 2021, we entered into a Collaboration and License Agreement with Sunny Investments Limited, a wholly-owned subsidiary of InnoCare Pharma Limited (“InnoCare”). InnoCare received development and exclusive commercialization rights to tafasitamab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In September 2021, we recognized an upfront payment under this agreement of $35.0 million upon our transfer of technology related to the licensed product candidate to InnoCare, which was recorded in milestone and contract revenues on the condensed consolidated statement of operations. Under the terms of this agreement, we are eligible to receive up to an additional $45.0 million in potential development and regulatory milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of InnoCare and decisions made by regulatory agencies. In the event of commercialization, we are eligible to receive up to $37.5 million in potential sales milestones from InnoCare.  We will recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by InnoCare. We are also eligible to receive tiered royalties from the low to mid-twenties on future product sales resulting from the collaboration.

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”).  Axatilimab, currently in clinical development by Syndax, is a monoclonal antibody that blocks the colony stimulating factor-1 (CSF-1) receptor. Syndax has exclusive worldwide development and commercialization rights to axatilimab under a June 2016 license agreement with UCB Biopharma Sprl.

Under the terms of the agreement, we will receive exclusive commercialization rights outside of the United States, and Syndax and we will have co-commercialization rights in the United States, with respect to axatilimab in GVHD and potentially other indications. We will be responsible for leading the global commercialization strategy and Syndax has the option to participate in commercialization efforts in the United States. We and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs and we will be responsible for funding development activities specific to territories outside of the United States. Each company will be responsible for funding any independent development activities. All development costs related to the collaboration will be subject to a joint development plan.

The effectiveness of the agreement is conditioned upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which we expect to take place in the fourth quarter of 2021.  We have agreed to pay Syndax, upon the effectiveness of the agreement, an upfront non-refundable payment of $117.0 million. Syndax will be eligible to receive up to $220.0 million in future contingent development and regulatory milestones and $230.0 million in commercialization milestones, as well as tiered royalties in the mid-teens on net sales in Europe in Japan and low double digits on net sales in the rest of the world outside of the United States.  Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of the licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In addition, under the collaboration agreement and pursuant to a related stock purchase agreement, we agreed to purchase 1,421,523 shares of common stock of Syndax for an aggregate purchase price of $35.0 million, or $24.62 per share. We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the shares for a six month period after the closing date of the sale. Closing of the purchase of the shares is expected to occur concurrently with the effectiveness of the collaboration agreement, and is subject to customary conditions.

10.     Stock compensation

We recorded $42.7 million and $134.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. We recorded $43.8 million and $132.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $26.3 million, $84.2 million, $29.0 million and $90.2 million for the three and nine months ended September 30, 2021 and 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $15.9 million, $49.5 million, $14.6 million and $41.7 million for the three and nine months ended September 30, 2021 and 2020, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.5 million, $1.1 million, $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021 and 2020, we capitalized $0.6 million, $1.8 million, $0.2 million and $0.5 million, respectively, of stock compensation expense as part of the cost of assets.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Average risk-free interest rates	0.76%	0.28%	0.60%	0.85%	0.28%	0.13%	0.22%	0.17%
Average expected life (in years)	5.16	5.15	5.00	4.96	0.50	0.50	0.50	0.50
Volatility	38%	39%	39%	40%	25%	38%	31%	46%
Weighted-average fair value (in dollars)	28.84	36.73	29.32	32.79	18.20	22.83	18.82	19.07

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

Option activity under our 2010 Amended and Restated Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2020	12,115,288	$88.31
Options granted	2,419,885	$85.80
Options exercised	(555,102)	$67.63
Options cancelled	(855,329)	$91.81
Balance at September 30, 2021	13,124,742	$88.49

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

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2020	3,284,583	$87.42
RSUs granted	1,764,067	$85.12
PSUs granted	107,088	$83.58
RSUs released	(830,436)	$87.89
PSUs released	(200,353)	$68.08
RSUs cancelled	(324,075)	$90.23
PSUs cancelled	(166,727)	$72.60
Balance at September 30, 2021	3,634,147	$87.07

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

In July 2021, we granted 107,088 PSUs to executives with performance milestones and cliff vesting on the third anniversary from date of grant.  The shares of our common stock into which each PSU may convert is subject to a multiplier up to 150% based on the level at which the financial and developmental performance conditions are achieved over the service period which ends December 31, 2023.

Compensation expense for the above performance-based awards is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded.  For the three and nine months ended September 30, 2021 we recorded $1.7 million and $5.0 million of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020 we recorded $2.7 million and $11.4 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan:

Shares Available
for Grant
Balance at December 31, 2020	5,515,182
Additional authorization	9,500,000
Options, RSUs and PSUs granted	(6,162,583)
Options, RSUs and PSUs cancelled	1,567,041
Balance at September 30, 2021	10,419,640

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2021, was $77.3 million, which is expected to be recognized over the weighted average period of approximately 1.3 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2021, was $172.3 million, which is expected to be recognized over the weighted average period of approximately 2.0 years.  Total compensation cost of PSUs granted but not yet vested, as of September 30, 2021, was $19.2 million, which is expected to be recognized over the weighted average period of 1.6 years, should the underlying performance conditions be deemed probable of achievement.

11.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Royalties	$142,446	$106,011
Clinical related costs	125,290	115,897
Sales allowances	105,749	73,204
Construction in progress	23,892	22,807
Operating lease liabilities	9,849	12,674
Other current liabilities	74,653	47,811
Total accrued and other current liabilities	$481,879	$378,404

12.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2021 was $4.4 million and $12.8 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2020 was $3.5 million and $10.1 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$1,975	$1,523	$5,927	$4,457
Interest cost	23	49	68	142
Expected return on plan assets	(15)	(32)	(45)	(93)
Amortization of prior service cost	54	54	162	161
Amortization of actuarial losses	288	166	864	500
Net periodic benefit cost	$2,325	$1,760	$6,976	$5,167

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $5.3 million to the pension plans in 2021 inclusive of the amounts contributed to the plan during the current period.

13.     Income taxes

For the three and nine months ended September 30, 2021, we recorded income tax expense of approximately $27.7 million and $65.7 million, respectively.  For the three and nine months ended September 30, 2020, we recorded income tax expense of approximately $11.7 million and $45.2 million, respectively. The tax expense for the three and nine months ended September 30, 2021 and 2020 represents primarily federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

As of September 30, 2021, a full valuation allowance continues to be recorded against our U.S. and Swiss net deferred tax assets. Based upon our analysis of our historical operating results, as well as projections of our future taxable income (losses) during the periods in which the temporary differences will be recoverable, we believe the uncertainty regarding the realization of our U.S. and Swiss net deferred tax assets requires a full valuation allowance against such net assets as of September 30, 2021. When performing our assessment on projections of future taxable income (losses), we consider factors such as the likelihood of regulatory approval and commercial success of products currently under development, among other factors.

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $7.3 million during the nine months ended September 30, 2021. The overall net increase is primarily driven by positions taken on prior year returns in addition to tax benefits related to current year operations and research and development tax credits. After considering valuation allowance impacts, the change in unrecognized tax benefits resulted in a $5.4 million increase to noncurrent other liabilities on the condensed consolidated balance sheet.

14.    Net income (loss) per share

Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income (Loss) Per Share
Basic net income (loss)	$181,739	$(15,203)	$384,730	$(445,547)
Weighted average common shares outstanding	220,845	218,784	220,243	217,684

Basic net income (loss) per share	$0.82	$(0.07)	$1.75	$(2.05)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$181,739	$(15,203)	$384,730	$(445,547)
Weighted average common shares outstanding	220,845	218,784	220,243	217,684

Dilutive stock options and awards	1,403	—	1,870	—

Weighted average shares used to compute diluted net income (loss) per share	222,248	218,784	222,113	217,684

Diluted net income (loss) per share	$0.82	$(0.07)	$1.73	$(2.05)

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Outstanding stock options and awards	11,841,440	15,447,389	9,917,824	15,447,389
Common shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2020	—	231,339	—	231,339
Total potential common shares excluded from diluted net income (loss) per share computation	11,841,440	15,678,728	9,917,824	15,678,728

15.    Commitments and contingencies

Commitments

In August 2021, we entered into a revolving credit and guaranty agreement (the “Credit Agreement”) among the Incyte Corporation, as borrower, subsidiary Incyte Holdings Corporation, as a guarantor, the lenders from time to time party thereto (the “Lenders”), J.P. Morgan Chase Bank, N.A. as administrative agent, and the other financial institutions party thereto. Under the Credit Agreement, the Lenders have committed to provide an unsecured three-year revolving credit facility in an aggregate principal amount of up to $500.0 million. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company’s pro forma consolidated leverage ratio would not exceed 0.25 above its consolidated leverage ratio in effect immediately prior to giving effect to such increase.

Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a Eurodollar rate plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn amount range from 0.150% per annum to 0.225% per annum, based on our consolidated leverage ratio.

As of September 30, 2021, we are in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding. We capitalized approximately $1.3 million in debt issuance costs related to the execution of the Credit Agreement. The debt issuance costs are being amortized over the term of the facility.

Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above. We filed an Answer to the Complaint on January 22, 2020 and on November 12, 2020 we filed a Motion for Summary Judgment (“Motion”).  All briefing on the Motion was completed on December 22, 2020.  While we deny that any improper claims were submitted to government payers, we agreed on May 4, 2021 to settle the matter with the DOJ Civil Division for $12.6 million, plus certain statutory fees, which was recorded in selling, general and administrative expense during the nine months ended September 30, 2021.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 previously filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) /MINJUVI® (tafasitamab), and OPZELURA™ (ruxolitinib) cream;
●	our plans to further develop our operations outside of the United States;
●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize our drug products and drug candidates;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities’ approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
●	expectations with respect to reimbursement for our products;
●	the expected impact of recent accounting pronouncements and changes in tax laws;
●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation and governmental proceedings;
●	our expectations regarding competition;
●	expectations relating to the anticipated completion dates for our Delaware headquarters expansion project and our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

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

Incyte, JAKAFI and PEMAZYRE are our registered trademarks and OPZELURA is our trademark. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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

●	We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
●	If we or our collaborators are unable to obtain, or maintain at anticipated levels, reimbursement for JAKAFI/JAKAVI or our other products from government and other third-party payors, our results of operations and financial condition could be harmed.
●	A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
●	If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
●	If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
●	If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
●	If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
●	Competition for our products, in particular JAKAFI/JAKAVI, could harm our business and result in a decrease in our revenue.
●	The COVID-19 pandemic and measures to address the pandemic have adversely affected and can in the future adversely affect our business and results of operations.
●	We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
●	If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
●	Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
●	Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
●	If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
●	If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
●	Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
●	Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.

●	We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.
●	We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.
●	Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.
●	If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
●	The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
●	As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
●	If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
●	If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
●	We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
●	Risks associated with our operations outside of the United States could adversely affect our business.
●	If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
●	Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
●	We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
●	If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
●	Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
●	If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
●	Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
●	Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
●	If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
●	International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
●	Increasing use of social media could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

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

Hematology and Oncology

Our hematology and oncology franchise is comprised of four approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab), PEMAZYRE (pemigatinib) and ICLUSIG (ponatinib), as well as numerous clinical development programs.

JAKAFI (ruxolitinib)

JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis (MF), in December 2014 for the treatment of adults with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea, in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (GVHD) in adult and pediatric patients 12 years and older and in September 2021 for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. Myelofibrosis and polycythemia vera are both myeloproliferative neoplasms (MPNs), a type of rare blood cancer, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (HSCT). Under our collaboration agreement with our collaboration partner Novartis Pharmaceutical International Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.

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

In September 2021, the FDA approved JAKAFI for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. This approval was based on data from REACH3, a Phase III, randomized, open-label, multicenter study of JAKAFI in comparison to best available therapy for treatment of steroid-refractory chronic GVHD after allogeneic stem cell transplantation. The overall response rate through Cycle 7 Day 1 was 70% for Jakafi compared to 57% for best available therapy. The most common hematologic adverse reactions (incidence > 35%) were anemia and thrombocytopenia. The most common nonhematologic adverse reactions (incidence ≥ 20%) were infections (pathogen not specified) and viral infection. In addition, the FDA updated labeling for JAKAFI to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which Jakafi is not indicated. In patients with MF and PV treated with Jakafi in clinical trials, the rates of thromboembolic events were similar in Jakafi and control treated patients.

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib, which patents, including applicable extensions, expire in late 2027.

MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)

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

In August 2021, we and MorphoSys announced that the European Commission (EC) granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplant (ASCT). The conditional approval is based on the three-year results from the L-MIND study evaluating the safety and efficacy of MINJUVI in combination with lenalidomide as a treatment for patients with r/r DLBCL who are not eligible for ASCT. The results showed best objective response rate (ORR) of 56.8% (primary endpoint), including a complete response (CR) rate of 39.5% and a partial response rate (PR) of 17.3%, as assessed by an independent review committee. The median duration of response (mDOR) was 43.9 months after a minimum follow up of 35 months (secondary endpoint). MINJUVI together with lenalidomide was shown to provide a clinically meaningful response and the side effects were manageable. Warnings and precautions for MINJUVI include infusion-related reactions, myelosuppression, including neutropenia and thrombocytopenia, infections and tumour lysis syndrome.

DLBCL is the most common type of non-Hodgkin lymphoma in adults worldwide, comprising 40% of all cases. DLBCL is characterized by rapidly growing masses of malignant B-cells in the lymph nodes, spleen, liver, bone marrow or other organs. It is an aggressive disease with ~40% of patients not responding to initial therapy or relapsing thereafter. We estimate that there are ~10,000 patients diagnosed in the United States each year with r/r DLBCL who are not eligible for ASCT. In the EU, we estimate there are ~14,000 patients diagnosed each year with r/r DLBCL who are not eligible for ASCT.

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

Based on positive Phase II data, we opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), and both trials are ongoing. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are in preparation, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating both internally-discovered compounds, including itacitinib (JAK1), and candidates from collaboration partners.

Itacitinib is a selective JAK1 inhibitor being evaluated in GRAVITAS-309, a pivotal Phase III trial of itacitinib in patients with steroid-naïve chronic GVHD. The FDA has granted itacitinib orphan drug status for GVHD.

In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody, pending regulatory clearance. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. The global pivotal Phase II AGAVE-201 trial of axatilimab monotherapy in patients with chronic GVHD in the third line setting is ongoing. Additional trials of axatilimab are planned in patients with chronic GVHD, including a Phase II trial in combination with a JAK inhibitor in patients with steroid-refractory cGVHD.

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

A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing, and we are preparing to initiate a proof-of-concept study (topMIND) of tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies, a proof-of-concept study (coreMIND) of tafasitamab in combination with parsaclisib in chronic lymphocytic leukemia (CLL) and a proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL.

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

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement. Based on data generated from these ongoing trials, we have initiated additional trials. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that may potentially benefit from treatment with pemigatinib and intend to initiate Phase II studies in glioblastoma and non-small cell lung cancer.

Pemigatinib has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms (MLN) with FGFR1 rearrangement who have relapsed or are refractory to initial chemotherapy.

Parsaclisib

The PI3Kδ pathway mediates oncogenic signaling in B cell malignancies. Parsaclisib is a PI3Kδ inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate parsaclisib in non-Hodgkin lymphomas, and we are currently running Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma and Phase III trials in those indications are in preparation. The FDA has granted orphan drug designation and Fast Track designation to parsaclisib as a treatment for patients with follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

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

In October 2021, we announced the FDA acceptance of a NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The submission is based on data from several Phase 2 studies (CITADEL-203, -204 and -205) evaluating parsaclisib as a treatment for relapsed or refractory NHLs (follicular, marginal zone and mantle cell).

A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is ongoing. In June 2021, Phase II data evaluating parsaclisib in AIHA were presented at EHA. The majority of patients achieved a response with parsaclisib over the initial 12-week treatment period. Treatment with parsaclisib was generally well tolerated. Based on these results, we expect to initiate a Phase III trial in warm AIHA. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

Retifanlimab

In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Potentially registration-enabling trials in microsatellite instability-high (MSI-H) endometrial cancer and Merkel cell carcinoma are ongoing.

The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is underway. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal (SCAC). In October 2021, we announced that we withdrew the Marketing Authorization Application (MAA) seeking approval of retifanlimab in SCAC.

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

Indication and status
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II in preparation
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II in preparation
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase III (GRAVITAS-309)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Phase II (third-line therapy) (AGAVE-201)
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND)

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

1L mantle cell lymphoma: Phase III (CITADEL-310) in preparation

Autoimmune hemolytic anemia: Phase II; Phase III in preparation

retifanlimab (PD-1)[5]	SCAC: Phase II (POD1UM-202); Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)

1. Development collaboration with Cellenkos, Inc.

2. axatilimab development in collaboration with Syndax, pending regulatory clearance.

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

Modality	Candidates
Small molecules	INCB81776 (AXL/MER), epacadostat (IDO1), INCB86550 (PD-L1), INCB99280 (PD-L1), INCB99318 (PD-L1), INCB106385 (A2A/A2B)
Monoclonal antibodies[1]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3), INCA00186 (CD73)
Bispecific antibodies	MCLA-145 (PD-L1xCD137)[2]

1. Discovery collaboration with Agenus Inc.

2. MCLA-145 development in collaboration with Merus N.V.

Inflammation and AutoImmunity (IAI)

We recently established Incyte Dermatology as a new commercial franchise, which launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021, following FDA approval in September 2021.

Incyte’s IAI efforts also include numerous clinical development programs.

OPZELURA (ruxolitinib) cream

In September 2021, we announced that the FDA approved OPZELURA (ruxolitinib) cream, a novel cream formulation of Incyte’s selective JAK1/JAK2 inhibitor ruxolitinib, for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis (AD) in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable.

AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age, but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed adolescent and adult patients with AD.

The approval of OPZELURA was based on data from two randomized, double-blind, vehicle-controlled Phase III studies (TRuE-AD1 and TRuE-AD 2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with mild to moderate AD. Significantly more patients treated with OPZELURA achieved Investigator’s Global Assessment (IGA) Treatment Success at Week 8 (defined as an IGA score of 0 or 1 with at least a 2-point improvement from baseline, the primary endpoint: 53.8% in TRuE-AD1 and 51.3% in TRuE-AD2, compared to vehicle (15.1% in TRuE-AD1, 7.6% in TRuE-AD2; P<0.0001). Significantly more patients treated with OPZELURA experienced a clinically meaningful reduction in itch from baseline at Week 8, as measured by a ≥4-point reduction in the itch Numerical Rating Scale (itch NRS4): 52.2% in TRuE-AD1 and 50.7% in TRuE-AD2, compared to vehicle (15.4% in TRuE-AD1, 16.3% in TRuE-AD2; P<0.0001), among patients with an NRS score of at least 4 at baseline. The most common (≥1%) treatment-emergent adverse reactions in patients treated with OPZELURA were nasopharyngitis, diarrhea, bronchitis, ear infection, eosinophil count increased, urticaria, folliculitis, tonsillitis and rhinorrhea.

Clinical Programs in Dermatology

Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis and vitiligo.

We are currently evaluating ruxolitinib cream in a Phase III trial, TRuE-AD3, in pediatric atopic dermatitis patients ages ≥2 years to < 12 years.

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

In October 2021, data from the Week 24 analysis of the Phase III TRuE-V program were presented at the European Academy of Dermatology and Venereology Congress (EADV). Treatment with 1.5% ruxolitinib cream twice daily (BID) resulted in greater improvement versus vehicle for the primary and all key secondary endpoints in both the TRuE-V1 and TRuE-V2 studies. Results, which were consistent across both studies, showed that 29.9% of patients applying ruxolitinib cream achieved ≥75% improvement from baseline in the facial Vitiligo Area Scoring Index (F-VASI75), the primary endpoint. The overall safety profile of ruxolitinib cream in vitiligo was consistent with previous study data. In the TRuE-V studies, patients using ruxolitinib cream did not report clinically significant application site reactions. Treatment-emergent adverse events were consistent with previous studies, with no serious treatment-related adverse events reported.

In October 2021, we announced the validation of the European Marketing Authorization Application (MAA) for ruxolitinib cream as a potential treatment for adolescents and adults (age >12 years) with non-segmental vitiligo with facial involvement.

Vitiligo is a long-term skin condition characterized by patches of the skin losing their pigment. It is estimated that vitiligo affects 0.5-2% of the US population and, therefore, there are at least 1.5 million patients in the United States with this disorder. There are no FDA approved treatments for repigmentation of vitiligo lesions.

We are also developing INCB54707, which is an oral small molecule selective JAK1 inhibitor. INCB54707 is undergoing evaluation in patients with hidradenitis suppurativa (HS), a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase IIb trial of INCB54707 is underway in patients with HS. In March 2021, we initiated a Phase II trial evaluating INCB54707 in patients with vitiligo. A Phase II trial evaluating INCB54707 in patients with prurigo nodularis is ongoing.

Clinical Programs in Other IAI

A Phase II trial of INCB00928 is in preparation for patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to INCB00928 as a treatment for patients with FOP.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study ongoing (TRuE-AD3) Vitiligo: Phase III (TRuE-V1, TRuE-V2; primary endpoint met in both studies); sNDA and MAA in progress
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II Vitiligo: Phase II Prurigo nodularis: Phase II
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase III trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase III portion of BRAVE-AA1. In September 2021, we and Lilly announced detailed results from BRAVE-AA1 and BRAVE-AA2 at the European Academy of Dermatology and Venereology Congress (EADV). The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo.

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

Zai Lab

In July 2019, we entered into a Collaboration and License Agreement with a subsidiary of Zai Lab Limited. Under the terms of this agreement, Zai Lab’s subsidiary received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We retained an option to assist in the promotion of INCMGA0012 in Zai Lab’s licensed territories.

InnoCare

In August 2021, we entered into a Collaboration and License Agreement with a subsidiary of InnoCare Pharma Limited.  Under the terms of this agreement, InnoCare’s subsidiary received development and exclusive commercialization rights to tafasitamab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan.

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

MorphoSys

In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG, covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19. Under the terms of this agreement, we received exclusive commercialization rights outside of the United States, and MorphoSys and we have co-commercialization rights in the United States, with respect to tafasitamab.

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of SNDX-6352 (axatilimab), Syndax’s anti-CSF-1R monoclonal antibody. Effectiveness of this agreement is subject to termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period. Under the terms of this agreement, we will receive exclusive commercialization rights outside of the United States, and Syndax will have co-commercialization rights in the United States with respect to axatilimab.

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

Product Revenues

Our product revenues consist of sales of JAKAFI, PEMAZYRE, ICLUSIG, and MINJUVI.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances.

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

Results of Operations

We recorded net income of $181.7 million and basic and diluted net income per share of $0.82 for the three months ended September 30, 2021, as compared to net loss of $15.2 million and basic and diluted net loss per share of $0.07 in the corresponding period in 2020.  We recorded net income of $384.7 million and basic net income per share of $1.75 and diluted net income per share of $1.73 for the nine months ended September 30, 2021, as compared to net loss of $445.5 million and basic and diluted net loss per share of $2.05 in the corresponding period in 2020.

Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
JAKAFI revenues, net	$547.4	$487.8	$1,542.1	$1,421.0
ICLUSIG revenues, net	28.5	26.4	82.4	76.4
PEMAZYRE revenues, net	17.6	8.1	48.9	11.9
MINJUVI revenues, net	0.5	—	0.5	—
Total product revenues, net	594.0	522.3	1,673.9	1,509.3
JAKAVI product royalty revenues	94.7	68.3	242.3	190.9
OLUMIANT product royalty revenues	86.6	28.6	154.9	79.9
TABRECTA product royalty revenues	2.7	1.4	7.3	2.1
Total product royalty revenues	184.0	98.3	404.5	272.9
Milestone and contract revenues	35.0	—	45.0	95.0
Total revenues	$813.0	$620.6	$2,123.4	$1,877.2

The increase in JAKAFI product revenues for the three months ended September 30, 2021 as compared to the corresponding period in 2020 was comprised of a volume increase of $41.4 million and a price increase of $18.2 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 was comprised of a volume increase of $66.4 million and a price increase of $54.7 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Nine Months Ended September 30, 2021	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2021	$8,536	$66,991	$1,284	$1,568	$78,379
Allowances for current period sales	49,750	324,082	18,824	2,656	395,312
Allowances for prior period sales	91	(1,207)	—	—	(1,116)
Credits/payments for current period sales	(43,144)	(257,461)	(17,731)	—	(318,336)
Credits/payments for prior period sales	(6,387)	(35,173)	(407)	(1,404)	(43,371)
Balance at September 30, 2021	$8,846	$97,232	$1,970	$2,820	$110,868

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

Our milestone and contract revenues for the nine months ended September 30, 2021, were derived from a $10.0 million milestone under the Innovent research and collaboration and licensing agreement and a $35.0 million upfront payment under the InnoCare collaboration and license agreement. Our milestone and contract revenues for the nine months ended September 30, 2020, were derived from a $5.0 million milestone under the Innovent research collaboration and licensing agreement and $90.0 million in milestones under the Novartis collaboration and license agreement.

Cost of Product Revenues.

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Product costs	$4.8	$3.9	$14.3	$10.8
Salary and benefits related	2.3	0.9	4.9	2.7
Stock compensation	0.5	0.2	1.1	0.7
Royalty expense	26.9	23.9	70.6	64.6
Amortization of definite-lived intangible assets	5.4	5.4	16.2	16.2
Total cost of product revenues	$39.9	$34.3	$107.1	$95.0

Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years.

Operating Expenses.

Research and development expenses

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Salary and benefits related	$75.9	$73.2	$229.3	$206.2
Stock compensation	26.3	29.0	84.2	90.2
Clinical research and outside services	196.6	308.8	576.2	1,437.9
Occupancy and all other costs	36.1	27.1	95.7	75.7
Total research and development expenses	$334.9	$438.1	$985.4	$1,810.0

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense for the three months ended September 30, 2021 as compared to the corresponding period in 2020 was primarily due to expense related to the purchase of an FDA priority review voucher in the prior year that enabled OPZELURA to be the first JAK inhibitor approved in a topical formulation, and the decrease in such expense for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 was also due to upfront consideration related to our collaborative agreements recorded in the 2020 period. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $4.3 million and $20.8 million, respectively, for the three and nine months ended September 30, 2021. Research and development expenses include upfront and milestone expenses related to our collaborative agreements and the cost of purchasing a priority review voucher of $141.5 million and $950.5 million, respectively, for the three and nine months ended September 30, 2020. Research and development expenses for the three and nine months ended September 30, 2021 and 2020 were net of $3.2 million, $15.7 million, $2.1 million and $7.0 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Salary and benefits related	$58.3	$42.1	$163.4	$113.1
Stock compensation	15.9	14.6	49.5	41.7
Other contract services and outside costs	116.5	64.1	300.5	195.1
Total selling, general and administrative expenses	$190.7	$120.8	$513.4	$349.9

The increase in salary and benefits related expense for the three and nine months ended September 30, 2021 as compared to the corresponding period in 2020 was due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three and nine months ended September 30, 2021, as compared to the corresponding period in 2020, was due primarily to expenses related to the establishment of our dermatology commercial organization and expenses related to activities to support the potential launch of ruxolitinib cream for the treatment of atopic dermatitis. The nine months ended September 30, 2021 also included expense recognized in connection with a legal settlement, as discussed in Note 15 of notes to our condensed consolidated financial statements.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2021 was $2.9 million and $13.1 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2020 was $7.1 million and $19.8 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and nine months ended September 30, 2021 and 2020 was due primarily to the impact of updated projections of future ICLUSIG revenues in the European Union.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and nine months ended September 30, 2021, our 50% share of the losses for tafasitamab was $9.1 million and $29.5 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2020, our 50% share of the losses for tafasitamab was $15.0 million and $30.4 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense).

Other income (expense), net. Other income (expense), net for the three and nine months ended September 30, 2021 was $1.9 million and $4.9 million, respectively. Other income (expense), net for the three and nine months ended September 30, 2020 was $4.9 million and $18.4 million, respectively. The decrease in other income (expense), net for the nine months ended September 30, 2021 primarily relates to a decrease in interest income.

Interest expense.  Interest expense for the three and nine months ended September 30, 2021 was $0.4 million and $1.2 million, respectively.  Interest expense for the three and nine months ended September 30, 2020 was $0.5 million and $1.7 million, respectively. Included in interest expense for the three and nine months ended September 30, 2021 was approximately $0.4 million and $1.0 million, respectively, of interest expense on our finance lease liabilities. Included in interest expense for the three and nine months ended September 30, 2020 was $0.2 million and $0.6 million, respectively, of non-cash charges to amortize the discount on our convertible senior notes due November 2020 and approximately $0.3 million and $0.9 million, respectively, of interest expense on our finance lease liabilities.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Agenus	$(2.8)	$3.9	$29.1	$1.2
Calithera	0.2	(3.2)	(4.6)	(3.9)
Merus	3.3	(13.1)	13.3	(6.7)
MorphoSys	(27.3)	0.9	(60.2)	18.5
Syros	(0.9)	(1.7)	(6.0)	1.8
Total unrealized gain (loss) on long term investments	$(27.5)	$(13.2)	$(28.4)	$10.9

Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2021 was $27.7 million and $65.7 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2020 and was $11.7 million and $45.2 million, respectively. The tax expense for the three and nine months ended September 30, 2021 and 2020 represents primarily federal and state tax liabilities that are not fully sheltered by net operating losses or research and development tax credit carryforwards.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $1.3 billion as of September 30, 2021. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At September 30, 2021, we had available cash, cash equivalents and marketable securities of $2.3 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $634.1 million and net cash used in operating activities for the nine months ended September 30, 2020 was $231.9 million.  The increase in cash provided by operating activities was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used by investing activities was $141.7 million for the nine months ended September 30, 2021, which represented purchases of marketable securities of $228.2 million, capital expenditures of $146.5 million and purchases of long term equity investments of $8.7 million, offset in part by the sale of long term investment of $10.5 million and the sale and maturities of marketable securities of $231.3 million. Net cash used in investing activities was $166.3 million for the nine months ended September 30, 2020, which represented purchases of marketable securities of $418.7 million, capital expenditures of $135.9 million, and purchases of long term equity investments of $95.5 million, offset in part by the sale of long term investment of $17.3 million and the sales and maturities of marketable securities of $466.6 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2021 and net cash provided by financing activities was $59.8 million for the nine months ended September 30, 2020, primarily representing proceeds from the issuance of common stock under our stock plans net of tax withholding, offset by cash paid to ARIAD/Takeda for contingent consideration.

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

In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility. We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities and funds available under our revolving credit facility, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 9 of notes to our condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2021, marketable securities were $285.1 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2021, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older and in September 2021 for the treatment of steroid-refractory chronic graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States, Europe and Japan for the treatment of certain metastatic cholangiocarcinoma  indications, MONJUVI in the United States and MINJUVI in the European Union for the treatment of certain lymphoma indications, and OPZELURA in the Unites States for the treatment of certain indications of atopic dermatitis, and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non small-cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries the product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months.  Risks related to pricing and reimbursement are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. Our ability to generate revenues will be diminished if we or our collaborators are unable to obtain an adequate level of reimbursement from private insurers, government insurance programs or other third party payors of health care costs, which could be affected by current and potential healthcare reform legislation, and diminished revenues will harm our operating results and financial condition and could adversely affect our ability to conduct our research and development operations.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments due to budgetary constraints relating to the COVID-19 Pandemic, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

We depend upon a limited number of specialty pharmacies and wholesalers for a significant portion of any revenues from JAKAFI and most of our other drug products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could adversely affect our operations and financial condition.

We sell JAKAFI and our other drug products other than OPZELURA primarily to specialty pharmacies and wholesalers. Specialty pharmacies dispense JAKAFI and our other drug products to patients in fulfillment of prescriptions and wholesalers sell JAKAFI and our other drug products to hospitals and physician offices. We do not promote JAKAFI or our other drug products to specialty pharmacies or wholesalers, and they do not set or determine demand for JAKAFI or our other drug products. Our ability to successfully commercialize JAKAFI and our other drug products will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI and our other drug products to patients. Although we have contracted with a number of specialty pharmacies and wholesalers, they are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for the product does not increase. Further, it is possible that these specialty pharmacies and wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI and our other drug products, or lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI or our other drug products on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy or wholesaler. The loss of any large specialty pharmacy or wholesaler as part of our distribution network, a significant reduction in sales we make to specialty pharmacies or wholesalers, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We are working to establish and maintain sales, marketing and distribution capabilities for OPZELURA that will generally be separate from our existing capabilities for oncology indications, and we have no prior experience in commercializing products for dermatology indications. Successful commercialization of our drug candidates for dermatology indications requires us to establish new physician and payor relationships, reimbursement strategies and governmental interactions. Our inability to commercialize successfully products in indications outside of oncology could harm our business and operating results.

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

The commercialization of our products is subject to post-regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.  For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency, or EMA, of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications.  The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG. In addition, in September 2021, the FDA updated labeling for JAKAFI and other JAK-inhibitor drugs to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. We cannot predict the effects on sales of JAKAFI as a result of the labeling change, but it is possible that future sales of JAKAFI can be negatively affected by the updated labeling, which could have a material and adverse effect on our business, results of operations and prospects.

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

The testing of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA, the manufacturing, marketing and sale of JAKAFI, PEMAZYRE and OPZELURA and the marketing and sale of ICLUSIG and MONJUVI/MINJUVI expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:

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

Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or acute graft-versus-host disease and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA.

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

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and acute graft-versus-host disease and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute improper promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters. Similar risks exist for our marketing of PEMAZYRE and OPZELURA and our collaborator MorphoSys’s marketing of MONJUVI.

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

MONJUVI/MINJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors and potential competitors for PEMAZYRE include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors for OPZELURA include existing over-the-counter topical treatments as well as oral and injectable therapies.

OTHER RISKS RELATING TO OUR BUSINESS

Public health epidemics, such as the COVID-19 Pandemic, have and could adversely affect our business, results of operations, and financial condition.

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

As a result of the COVID-19 Pandemic, we may experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	When the COVID-19 Pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance or - direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to re-establish workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by the work from home orders and travel restrictions. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 Pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and will likely continue to be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 Pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients, the potential unwillingness of patients to enroll or continue in clinical trials for fear of exposure to COVID-19 at sites, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients. Also, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the COVID-19 Pandemic has affected and may continue to affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.
●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 Pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience

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

We have invested significant resources in the development of our most advanced drug candidates. We have a number of drug candidates in Phase III clinical trials as monotherapies or in combination with other drugs and drug candidates, including itacitinib, parsaclisib, pemigatinib and ruxolitinib cream. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, or becomes approved for a narrower set of indications than those for which we initially conducted clinical trials, we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans.

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

In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. For example, a provision in the American Rescue Plan Act of 2021 that is expected to be implemented in 2024 will have the effect of increasing the Medicaid rebate liability for some medicines that increase prices in excess of inflation. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce payments from Medicare and Medicaid. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in significant legislative activity and proposals from the prior and current Administrations relating to prescription drug prices and reimbursement, any of which, if enacted, could limit the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been ongoing federal congressional inquiries and proposed and enacted federal and state legislation, executive orders and administrative agency rules designed to, among other things, bring more transparency to drug pricing and to make drug prices more affordable and equitable, reform government program reimbursement methodologies for prescription drugs, allow importation of drugs into the United States from other countries and limit allowable prices for drugs to a function of an average international reference price that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including by our revenue potentially being materially adversely affected and our research and development efforts potentially being materially curtailed or, in some cases, ceasing. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

Third-party payors are increasingly challenging the prices charged for medical products and services. Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. In this regard, we are in the process of negotiating agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for OPZELURA, but we cannot guarantee that we will be able to agree to coverage terms with these PBMs and other third party payors. Payors could decide to exclude OPZELURA from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for OPZELURA, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for OPZELURA and cause some patients to determine not to use OPZELURA. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize OPZELURA. If we are unsuccessful in maintaining broad coverage for OPZELURA, our anticipated revenue from and growth prospects for  OPZELURA could be negatively affected.

In addition, the trend toward managed health care in the United States, the organizations for which could control or significantly influence the purchase of health care services and products, as well as legislative and regulatory proposals to reform health care or address the cost of government insurance programs, may all result in lower prices for or rejection of our products. Adoption of our products by the medical community and patients may be limited without adequate reimbursement for those products. Cost control initiatives may decrease coverage and payment levels for our products and, in turn, the price that we will be able to charge for any product. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our current and any future approved products.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to Innovent, Zai Lab and InnoCare certain Asian rights to some of our clinical stage compounds.  Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent, Zai Lab and InnoCare collaborations, we have entered into clinical study relationships with respect to several of our programs, including epacadostat, and are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., MorphoSys, and Syros Pharmaceuticals, Inc. and pending collaboration with Syndax Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, we may make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.

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

Even if we or our collaborators are successful in gaining regulatory approval of any of our or our collaborators’ drug candidates in addition to JAKAFI, OLUMIANT, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA or acquire rights to approved drug products in addition to ICLUSIG, we may not generate significant product revenues if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our or our collaborators’ drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our or our collaborators’ drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our or our collaborators’ drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our or our collaborators’ competitors in marketing their products.

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

In September 2021, the FDA updated labeling for JAKAFI and other JAK-inhibitor drugs to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. The label for OPZELURA contains similar warnings seen with JAK inhibitors for inflammatory conditions. We cannot predict the effects on sales of JAKAFI as a result of the labeling change or OPZELURA as a result of warning included in its label, but it is possible that future sales of JAKAFI and the commercial success of OPZELURA can be negatively affected by the updated labeling, which could have a material and adverse effect on our business, results of operations and prospects.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE, OPZELURA and our other drug candidates or for ICLUSIG or MONJUVI/MINJUVI. We currently hire third parties to manufacture the raw materials, API and finished drug product of JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA and our other drug candidates for clinical trials and our collaborator MorphoSys is currently responsible for sourcing manufacturing of MONJUVI/MINJUVI.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

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

Due to historical net losses, we had an accumulated deficit of $1.3 billion as of September 30, 2021. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well.  Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.

The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate substantial revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, and OPZELURA, for several years, if ever.

We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed under “Risks Relating to Commercialization of our Products” and in the above paragraphs and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, and OPZELURA, we may incur losses if our drug products do not generate significant revenues.

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

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. The Administration and Congress are considering significant changes to existing U.S. tax law, including an increase in the corporate tax rate and the effective tax rate on foreign earnings.  These changes could substantially increase U.S. taxation of our operations. In addition, the Organisation for Economic Co-Operation and Development (OECD) in October 2021 announced an agreement on an outline for new tax rules that would align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries.  If enacted by member countries, this agreement could result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence.  These initiatives not only could significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.

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

We derived a substantial portion of our revenues for the year ended December 31, 2020 and the nine months ended September 30, 2021 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
10.1*

Revolving Credit and Guaranty Agreement, dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

INCYTE CORPORATION

Dated: November 2, 2021	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2021	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)