Form 10-K
period 2021-12-31
INCYTE CORP
filed 2022-02-08
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2021) was approximately $16.0 billion.

As of February 1, 2022 there were 221,325,189 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders to be held on June 15, 2022.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) /MINJUVI® (tafasitamab), and OPZELURA™ (ruxolitinib) cream;
●	our plans to further develop our operations outside of the United States;
●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize our drug products and drug candidates;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international health authorities’ approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
●	expectations with respect to reimbursement for our products;
●	the expected impact of recent accounting pronouncements and changes in tax laws;
●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;
●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation and governmental proceedings;
●	our expectations regarding competition;

●	expectations relating to the anticipated completion and GMP approval dates for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize our drug products and drug candidates;
●	our ability to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities;
●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
●	our ability to maintain regulatory approvals to market our products;
●	our ability to achieve a significant market share in order to achieve or maintain profitability;
●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;
●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;

●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans or regulatory agency interactions relating to our large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	risks relating to our ability to sustain profitability;
●	risks related to public health pandemics such as the COVID-19 pandemic; and
●	the risks set forth under “Risk Factors.”

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

●	We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
●	If we or our collaborators are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government and other third-party payors, our results of operations and financial condition could be harmed.
●	A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI and most of our other products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
●	If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
●	If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
●	If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
●	If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
●	Competition for our products could harm our business and result in a decrease in our revenue.
●	The COVID-19 pandemic and measures to address the pandemic have adversely affected and could in the future adversely affect our business and results of operations.
●	We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
●	If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
●	Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
●	Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
●	If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
●	If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
●	Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
●	Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.
●	We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.

●	We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.
●	Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.
●	If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
●	The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
●	As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
●	If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
●	If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
●	We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
●	Risks associated with our operations outside of the United States could adversely affect our business.
●	If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
●	Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
●	We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
●	If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
●	Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
●	If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
●	Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
●	Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
●	If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
●	International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
●	Increasing use of social media could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

Item 1.  Business

Overview

Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We also conduct clinical development and commercial operations from our country offices across Europe, including our European headquarters in Morges, Switzerland, our Japanese office in Tokyo and our Canadian headquarters in Montreal.

As described in more detail below, we operate in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which is comprised of Myeloproliferative Neoplasms (MPNs), Graft-Versus-Host Disease (GVHD), as well as solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI), which includes our newly established Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.

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

JAKAFI is marketed in the United States through our own specialty sales force and commercial team. JAKAFI was the first FDA-approved JAK inhibitor for any indication, was the first FDA-approved product in MF, PV and steroid-refractory acute GVHD, and was recently approved in steroid-refractory chronic GVHD. JAKAFI remains the first-line standard of care in MF and remains the only FDA-approved product for steroid-refractory acute GVHD. The FDA has granted JAKAFI orphan drug status for MF, PV and GVHD.

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

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib, which patents, including applicable extensions, expire in mid-2028.

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

In July 2020, we and MorphoSys announced that the FDA approved MONJUVI (tafasitamab-cxix), which is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate from the MorphoSys-sponsored Phase II L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate (ORR) of 55% (39 out of 71 patients; primary endpoint) and a complete response (CR) rate of 37% (26 out of 71 patients). The median duration of response (mDOR) was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%). Updated three-year data from L-MIND were presented at the American Society of Clinical Oncology (ASCO) 2021.

In August 2020, we and MorphoSys announced that MONJUVI in combination with lenalidomide had been included in the latest National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for B-cell Lymphomas.

In August 2021, we and MorphoSys announced that the European Commission (EC) granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplant (ASCT). The conditional approval was based on the three-year results from the L-MIND study evaluating the safety and efficacy of MINJUVI in combination with lenalidomide as a treatment for patients with r/r DLBCL who are not eligible for ASCT. The results showed best objective response rate (ORR) of 56.8% (primary endpoint), including a complete response (CR) rate of 39.5% and a partial response rate (PR) of 17.3%, as assessed by an independent review committee. The median duration of response (mDOR) was 43.9 months after a minimum follow up of 35 months (secondary endpoint). MINJUVI together with lenalidomide was shown to provide a clinically meaningful response and the side effects were manageable. Warnings and precautions for MINJUVI include infusion-related reactions, myelosuppression, including neutropenia and thrombocytopenia, infections and tumour lysis syndrome.

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

Itacitinib is a selective JAK1 inhibitor being evaluated in GRAVITAS-309, a Phase II/III trial of itacitinib in patients with steroid-naïve chronic GVHD. The FDA has granted itacitinib orphan drug status for GVHD.

In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December, updated positive data were presented at ASH from the Phase I/II trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. Additional trials of axatilimab are planned in patients with chronic GVHD, including a Phase II trial in combination with a JAK inhibitor in patients with steroid-refractory cGVHD.

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

A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing, as is a proof-of-concept study (topMIND) evaluating tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies. We are also preparing to initiate a proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL.

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

Parsaclisib

The PI3Kδ pathway mediates oncogenic signaling in B cell malignancies. Parsaclisib is a PI3Kδ inhibitor that has demonstrated potency and selectivity in preclinical studies and has potential therapeutic utility in the treatment of patients with lymphoma. We initiated the CITADEL clinical program to evaluate parsaclisib in non-Hodgkin lymphomas, including Phase II trials in follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The FDA granted orphan drug designation and Fast Track designation to parsaclisib as a treatment for patients with follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma.

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

In October 2021, we announced the FDA acceptance of a NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The submission was based on data from several Phase 2 studies (CITADEL-203, -204 and -205) evaluating parsaclisib as a treatment for relapsed or refractory NHLs (follicular, marginal zone and mantle cell). In January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the three indications in NHL. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory studies that we determined cannot be completed within a reasonable time period to support an accelerated approval. We have an ongoing EMA submission under review for MZL.

A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is ongoing. In June 2021, data from the Phase II trial were presented at EHA. The majority of patients achieved a response with parsaclisib over the initial 12-week treatment period and treatment with parsaclisib was generally well tolerated. Based on these results, we initiated a Phase III trial in warm AIHA. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

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

Indication and status
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II in preparation
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II in preparation
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase II/III (GRAVITAS-309)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND)

1L DLBCL: Phase III (frontMIND)

r/r follicular & marginal zone lymphomas: Phase III (inMIND)

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) (topMIND)

r/r B-cell malignancies: PoC with lenalidomide and plamotamab in preparation[4]

pemigatinib (FGFR1/2/3)	CCA: Phase III (FIGHT-302) Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203) Glioblastoma: Phase II in preparation NSCLC: Phase II in preparation
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase III (PATHWAY)
retifanlimab (PD-1)[5]	SCAC: Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)

1. Development collaboration with Cellenkos, Inc.

2. axatilimab development in collaboration with Syndax.

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

1. Discovery collaboration with Agenus Inc.

Inflammation and AutoImmunity (IAI)

Incyte Dermatology launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021, following FDA approval in September 2021.

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

Clinical Programs in Dermatology

Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis, vitiligo and chronic hand eczema.

We are currently evaluating ruxolitinib cream in a Phase III trial, TRuE-AD3, in pediatric atopic dermatitis patients ages ≥2 years to < 12 years. A Phase III trial evaluating ruxolitinib cream in chronic hand eczema is in preparation.

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

In October 2021, we announced the validation of the European Marketing Authorization Application (MAA) for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥12 years) with non-segmental vitiligo with facial involvement. In December 2021, we announced that the U.S. FDA accepted for Priority Review the sNDA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥ 12 years) with vitiligo. The Prescription Drug User Fee Act (PDUFA) target action date is April 18, 2022.

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

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)

Atopic dermatitis: Phase III pediatric study (TRuE-AD3)

Chronic hand eczema: Phase III in preparation

Vitiligo: Phase III (TRuE-V1, TRuE-V2; primary endpoint met in both studies); sNDA under Priority Review and MAA under review

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

Indication and status
INCB00928 (ALK2)	Fibrodysplasia ossificans progressiva: Phase II in preparation

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

In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. An sNDA for baricitinib has been submitted by

Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors. In January 2022, Lilly provided a regulatory update on the sNDA based on ongoing discussions with the FDA. Lilly announced that alignment with the FDA on the indicated population had not yet been reached and given the FDA’s position, there would be the possibility of a Complete Response Letter (CRL).

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

In January 2022, Lilly announced the discontinuation of the Phase III development program for baricitinib in SLE based on top-line efficacy results from two pivotal Phase III trials (SLE-BRAVE-I and –II). The primary endpoint of SRI-4 response was reached in SLE-BRAVE-I but was not reached in SLE-BRAVE-II and key secondary endpoints were not met in either study.

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase III trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase III portion of BRAVE-AA1. In September 2021, we and Lilly announced detailed results from BRAVE-AA1 and BRAVE-AA2 at the European Academy of Dermatology and Venereology Congress (EADV). The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo. Regulatory applications for baricitinib as a treatment for alopecia areata have been submitted in the U.S., Europe and Japan.

COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19.  In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine. In July 2021, we and Lilly announced that the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir. The EUA now provides for the use of baricitinib for treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (ECMO).

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

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD); approved in European Union and Japan Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2); submissions in U.S., EU, and Japan
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in United States and Japan; MAA under review
ruxolitinib (JAK1/JAK2)[3]	Acute and chronic GVHD: MAA and J-NDA under review

1. baricitinib licensed to Lilly.

2. capmatinib licensed to Novartis.

3. ruxolitinib licensed to Novartis ex-US for use in hematology and oncology excluding topical administration.

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 6 of notes to the consolidated financial statements included in Item 8 of this report.

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

Zai Lab

In July 2019, we entered into a Collaboration and License Agreement with a subsidiary of Zai Lab Limited. Under the terms of this agreement, Zai Lab’s subsidiary received development and exclusive commercialization rights to retifanlimab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. We retained an option to assist in the promotion of retifanlimab in Zai Lab’s licensed territories.

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

In January 2022, we decided to opt-out of the continued development of MCLA-145, a bispecific antibody targeting PD-L1 and CD137. We continue to collaborate with Merus and leverage the Merus platform to develop a pipeline of novel agents, as we continue to hold worldwide exclusive development and commercialization rights to up to ten additional programs.

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

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of SNDX-6352 (axatilimab), Syndax’s anti-CSF-1R monoclonal antibody. In March 2021, axatilimab was granted Orphan Drug Designation by the FDA for the treatment of chronic GVHD and a second designation in April 2021 for treatment of idiopathic pulmonary fibrosis. The Agreement became effective in December 2021 with the expiration of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Under the terms of this agreement, we received exclusive commercialization rights outside of the United States, and Syndax has co-commercialization rights in the United States with respect to axatilimab.

COVID-19

In December 2019, coronavirus disease of 2019, or COVID-19, was first reported in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic.  We and our collaboration partners Lilly and Novartis initiated a number of clinical trials to address COVID-19.

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

To succeed in our objective to discover and advance novel therapeutics that address serious unmet medical needs, we have established a broad range of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, pharmacological and translational sciences, ADME (absorption, distribution, metabolism and excretion) and toxicology assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.

In addition to our small molecules expertise, we have added a biologics discovery capability in-house and have expanded our discovery scope to include bispecific antibodies through a collaboration with Merus. We are complementing these collaborations by establishing in-house pharmacology, ADME and CMC capabilities.

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

Incyte’s Commercial Strategy

Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that a company of our size can successfully compete. We currently commercialize four compounds in the United States, three in Europe and one in Japan.

In November 2011, we received regulatory approval of JAKAFI (ruxolitinib) in the United States for the treatment of intermediate or high-risk myelofibrosis. In December 2014, JAKAFI was approved for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea. In May 2019, JAKAFI was approved for the treatment of steroid‐refractory acute GVHD in adult and pediatric patients 12 years and older. In September 2021, JAKAFI was approved for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older.  As a result of these approvals, we have focused on increasing utilization of JAKAFI in these patient populations.

In April 2020, we received regulatory approval of PEMAZYRE (pemigatinib) in the United States for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma (CCA) with an FGFR2 fusion or other rearrangement. We are focused on increasing the utilization of molecular profiling in CCA to support identification of appropriate patients for PEMAZYRE. In March 2021, PEMAZYRE was approved by the Japanese Ministry of Health, Labour and Welfare for the treatment of patients with unresectable biliary tract cancer with an FGFR2 fusion gene, worsening after cancer chemotherapy. Also in March 2021, PEMAZYRE was approved by the European Commission for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy.

In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys' proprietary anti-CD19 antibody tafasitamab globally. In July of 2020, MONJUVI (tafasitamab-cxix), in combination with lenalidomide, was FDA approved for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. MONJUVI is being co-commercialized by us and MorphoSys in the United States. In August 2021, the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplant.

In September 2021, we received regulatory approval of OPZELURA (ruxolitinib) cream in the United States for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable.

We established Incyte Dermatology as a new commercial franchise, which includes the marketing, medical, sales and operational infrastructure, to support the commercialization of OPZELURA in the United States.

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

Drug/Drug Candidate (Target)	Status of U.S. Composition of Matter Patent Estate (Earliest Anticipated Expiration Including PTE Extensions where granted)[3]	Status of EU Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]	Status of Japan Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]
ruxolitinib (JAK)[1,2]	Granted and pending (2027)[9]	Granted and pending (2027) [9]	Granted and pending (2028) [9]
baricitinib (JAK)	Granted and pending (2030)[5]	Granted and pending (2032)	Granted and pending (2033)
itacitinib (JAK)	Granted and pending (2032)[4]	Granted and pending (2031)[4]	Granted and pending (2031)[4]
capmatinib (MET)	Granted and pending (2027)[5]	Granted and pending (2027)[4]	Granted and pending (2027)[4]
parsaclisib (PI3Kδ)	Granted and pending (2033)[4]	Granted and pending (2032)[4]	Granted and pending (2032)[4]
pemigatinib (FGFR)	Granted and pending (2035)[5]	Granted and pending (2033)[4]	Granted and pending (2033)[4]
ponatinib (BCRABL)		Granted and pending (2026)
retifanlimab (PD-1)[6]	Granted and pending (2036)[4]	Granted and pending (2036)[4]	Granted and pending (2036)[4]
tafasitamab (CD19)[7]	Granted and pending (2029)[5]	Granted (2027)[4]	Granted (2027)[4]
axatilimab (CSF-1R)[8]	Granted (2034)[4]	Granted and pending (2034)[4]	Granted and pending (2034)[4]

1. Ruxolitinib cream formulation patents are issued in the United States, European Union and Japan with anticipated expiration dates of 2031 respectively, not including patent term extensions that will be sought upon regulatory approval.

2. Once-a-day (QD) ruxolitinib formulation patents are issued in the United States and the European Union, but pending in Japan with anticipated expiration dates of 2033 respectively, not including patent term extensions that will be sought upon regulatory approval.

3. Subject to the payment of maintenance fees.

4. Respective patent term extension/supplementary protection certificate (SPC) will be sought upon approval by the respective regulatory agency.

5. Patent term extension has been applied for and being sought.

6. Retifanlimab licensed from MacroGenics.

7. Tafasitamab licensed from MorphoSys.

8. Axatilimab licensed from Syndax.

9.  Ruxolitinib phosphate salt patents are issued in the United States, European Union and Japan with anticipated expiration dates of mid-2028, not including patent term extensions.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, Calithera, MacroGenics, MorphoSys, Merus, and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

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

Competition

Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and our drug candidates.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA or our drug candidates.

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

FDA Review and Approval Process

The regulatory review and approval process is lengthy, expensive and uncertain. The steps generally required before a drug may be marketed in the United States include:

●	preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;

●	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;
●	performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;
●	submission of an NDA or Biologics License Application (BLA) to the FDA for review;
●	random inspections of clinical sites to ensure validity of clinical safety and efficacy data;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;
●	FDA approval of the NDA or BLA; and
●	payment of user and program fees, if applicable.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and in accordance with Good Clinical Practice regulations covering the protection of human subjects. These regulations require all research subjects to provide informed consent. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an institutional review board (IRB) before it can begin.

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

The FDA’s fast track, breakthrough therapy, accelerated approval, and priority review designation programs are intended to facilitate the development and expedite the review and approval of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time. The FDA, however, can mandate, and has mandated, post-approval requirements that could include lengthy and extensive confirmatory clinical trials.  The FDA has recently increased its focus on accelerated approvals for oncology drugs and the confirmatory trials required for those drugs.

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

Sponsors submit the results of preclinical studies and clinical trials to the FDA as part of an NDA or BLA. NDAs and BLAs must also contain extensive product manufacturing information and proposed labeling. Upon receipt, the FDA initially reviews the NDA or BLA to determine whether it is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA or BLA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for review (then deemed a “filing”), the FDA typically completes the NDA or BLA review within a pre-determined time frame. Under the Prescription Drug User Fee Act, the FDA agrees to review NDAs and BLAs under either a standard review or priority review. FDA procedures provide for priority review of NDAs and BLAs submitted for drugs that, compared to currently marketed products, if any, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs and BLAs that are granted priority status more quickly than NDAs and BLAs given standard review status. The FDA’s stated policy is to act on 90% of priority NDAs and BLAs within eight months of receipt (or six months after filing, which occurs within 60 days after NDA or BLA submission). Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. NDA and BLA review often extends beyond anticipated completion dates due to FDA requests for additional data or clarification, the submission of a major amendment by the Sponsor, the FDA’s decision to have an advisory committee review, and difficulties in scheduling an advisory committee meeting. The recommendations of an advisory committee are not binding on the FDA.

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

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation or conditions affecting 200,000 or more people in the United States where the disease or condition occurs so infrequently that there is no reasonable expectation that the costs of drug development and marketing will be recovered in future sales of the drug in the United States. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the United States for the orphan drug indication. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period.

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

We and our third-party manufacturers are subject to current Good Manufacturing Practices, or GMP, which are extensive regulations governing manufacturing processes, including but not limited to stability testing, record keeping and quality standards as defined by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, FDA and the European Medicines Agency. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities and are subject to manufacturing licenses where applicable. These facilities, whether our own or our contract manufacturers, must be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers may not be able to comply with applicable GMP and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing license, seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable GMP will require continual expenditure of time, money and effort on the part of us or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

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

Foreign Regulation

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the competent regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-US countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application, or CTA, much like an IND prior to the commencement of human clinical trials. In Europe, a CTA must be submitted for each trial to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country and are conducted in accordance with GCP and other applicable regulatory requirements.

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

Manufacturing

Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA and MONJUVI/MINJUVI or our drug candidates. As such, we expect to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.

In July 2018, we purchased land located in Yverdon, Switzerland for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018 and we currently expect the facility to be GMP approved in the second half of 2022, after the inspection and approval from the competent authorities.

Manufacturing of our Products

Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.

We contract with third parties to manufacture JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA and our drug candidates for clinical and commercial purposes. Our collaborator MorphoSys is currently responsible for sourcing manufacturing of MONJUVI/MINJUVI. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI and OPZELURA, we have two qualified third-party contract manufacturers from which we can source drug substance. The manufacturing of ponatinib, the API for ICLUSIG, is the sole responsibility of Takeda, the intellectual property holder. We procure API from Takeda, which outsources the API manufacturing to a third party.  For pemigatinib, the API for PEMAZYRE, we have one qualified third-party contract manufacturer from which we can source drug substance.

We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI and ICLUSIG, we have two qualified third-party manufacturers from which we can source commercial drug product.  Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes. For PEMAZYRE, we have one qualified third-party manufacturer from which we can source commercial drug product. For OPZELURA, we have one qualified third-party manufacturer from which we can source commercial drug product.

We may not be able to obtain sufficient quantities of any of our raw materials, drug candidates, API, or finished goods if our designated manufacturers do not have the capacity or capability to manufacture our products according to our schedule and specifications. If any of these single source suppliers were to become unable or unwilling to supply us with API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply which could have a material adverse effect on our business. Similar risks apply to our supply of MONJUVI/MINJUVI under our collaboration with MorphoSys.

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

While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture API and distribute finished goods, and that supply of materials that cannot be second sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain for ruxolitinib phosphate, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.  Our strategy is to maintain 18 to 24 months of safety stock of API to be able to respond to changes in demand to provide on-time supply of drug product as well as at least 6 months of semi-finished goods inventory.

Access to Supplies and Materials

Our third-party manufacturers need access to certain supplies and products to manufacture our products and drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture our products and drug candidates, they may be unable to ship our products for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI and OPZELURA, are supplied by

Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results.

Human Capital

Our human capital management philosophy is committed to promoting an environment where our colleagues are fulfilled and valued. We promote a company culture based on scientific excellence as we seek to create new treatments; we are creative in our development strategies; and we seek positive collaboration with each other. Working collaboratively is of the utmost importance as we aim to change the treatment landscape for patients with cancer and inflammatory and autoimmune diseases. It is our goal to conduct business in a manner that does not compromise the health of people nor the state of the environment. It is our policy to comply with all applicable environmental, health and safety (EHS) regulatory requirements and seek to continually improve our EHS management systems. A strong safety culture is a fundamental part of how we work, and our philosophy is that everyone at Incyte has a responsibility to create and maintain a safe and healthy workplace with a goal to reduce risk and prevent injuries.

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

We believe that creative solutions are best achieved by diverse teams working together, and inclusion is therefore essential to Incyte. Diversity of thoughts, backgrounds, perceptions and ideas help us create the medical solutions that patients require, and represent the lifeblood of organizations such as ours. We have an Inclusion Committee, which is co-chaired by our Chief Executive Officer and Chief Human Resources Officer, to bring forth actionable plans across multiple focus areas. We have continued to expand our recruitment searches to include organizations and websites dedicated to Black candidates. We have partnered with Jopwell, to aid connections with Black and other underrepresented candidates for non-science jobs and we are participating in the reputable Scientific Mentoring & Diversity Program (SMDP) mentoring program that pairs primarily Black and Brown students, who are post baccalaureate and graduate students with mentors who work at biopharmaceutical companies. We additionally post all of our open positions on the Historically Black Colleges and Universities career pages and participate in diversity career fairs with national organizations such as National Black MBA Association and National Sales Network in order to expand our recruitment reach.

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

As of December 31, 2021, we had 2,094 employees representing an 18% increase over our 1,773 employees as of the end of the prior year. This growth is largely as result of preparations for the commercial launch of OPZELURA

(ruxolitinib) cream in the second half of 2021.  Among our employees, 989 are in research and development, 187 in medical affairs, 638 in sales and marketing and 280 in operations support, finance and administrative positions. Geographically, 75% of our employees were based in the United States and Canada, 22% in Europe and 3% employees were based in Asia. In terms of gender diversity, 51% are female and 49% are male. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

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

In addition, revenues from our other products and our receipt of royalties under our collaboration agreements with Novartis for sales of JAKAVI outside the United States and TABRECTA globally and with Eli Lilly and Company for worldwide sales of OLUMIANT will depend on factors similar to those listed above, with similar regulatory, pricing and reimbursement issues driven by applicable regulatory authorities and governmental and third-party payors affecting jurisdictions outside the United States.

If we are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected and our product sales, results of operations and financial condition could be harmed.

Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for these products and the extent to which adequate coverage and reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations in the United States and abroad.  We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient.

Governments and other third-party payors continue to pursue initiatives to manage drug costs.  Pricing and reimbursement for our products may be adversely affected by a number of factors, including;

●	actions of federal, state and foreign governments and other third-party payors to implement or modify laws, regulations or policies addressing payment and reimbursement for drugs;

●	pressure by employers on private health insurance plans to reduce costs or moderate cost increases, as well as continued public scrutiny of the price of drugs and other healthcare costs; and
●	consolidation of third-party payors and continued initiatives of government and other third-party payors to reduce costs by seeking price discounts or rebates, reducing reimbursement rates or imposing restrictions on access to or coverage of particular drugs based on perceived value.

In many markets outside of the United States, including countries of the EU, drug pricing and reimbursement are subject to government control, and government authorities are making greater efforts to limit or regulate the price of drug products. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries a drug product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months. Some countries set prices by reference to prices in other countries, and countries may refuse to reimburse or may restrict the reimbursed population for a drug product based on their national health technology assessments and cost effectiveness thresholds.  In addition, governmental authorities in many countries may reduce prices for approved drug products from previously established prices.

Third-party payors are increasingly challenging the prices charged for medical products and services, and payors and employers are adopting benefit plan changes that shift a greater portion of prescription drug costs to patients. Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. There has been significant consolidation in the health insurance industry, resulting in large insurers and PBMs exerting greater pressure and leverage in pricing and usage negotiations with drug manufacturers. In this regard, we are in the process of negotiating agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for OPZELURA, but we cannot guarantee that we will be able to agree to coverage terms with these PBMs and other third party payors. Payors could decide to exclude OPZELURA from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for OPZELURA, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for OPZELURA and cause some patients to determine not to use OPZELURA. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize OPZELURA. If we are unsuccessful in obtaining and maintaining broad coverage and reimbursement for OPZELURA, our anticipated revenue from and growth prospects for OPZELURA could be negatively affected.

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

Risks related to proposed changes in government regulations and health care reform measures are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. ” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments due to budgetary constraints relating to the COVID-19 pandemic, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.  Our collaborators Novartis and Eli Lilly are affected by similar considerations for the drugs that they market and for which we may receive royalties.

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

The commercialization of our products is subject to post-regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity.  For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency, or EMA, of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications.  The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG. In addition, in September 2021, the FDA approved a labeling update for JAKAFI, adding warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. As part of the FDA labeling update for oral JAK inhibitors in treating inflammatory conditions, class “boxed” warnings were also included in the OPZELURA label.  We cannot predict the effects on sales of JAKAFI with the updated warnings or OPZELURA as a result of the “boxed” warnings, but it is possible that future sales of JAKAFI and OPZELURA can be negatively affected, which could have a material and adverse effect on our business, results of operations and prospects.

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

Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business —Competition” in this Annual Report on Form 10-K for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Present and potential competitors for JAKAFI could include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.  For example, in August 2019, Celgene Corporation, now a subsidiary of Bristol-Myers Squibb Company, announced that the FDA had approved INREBIC (fedratinib) for the treatment of myelofibrosis. See “—Other Risks Relating to our Business— We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated” for a description of risks relating to this type of competition.  In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board (PTAB) of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs and the PTAB subsequently denied the petitioner’s request for rehearing in May 2018. Nevertheless, the petitioner still has the right separately to challenge the validity of our patent in federal court.  There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a competitive drug product from another company or a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

MONJUVI/MINJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors and potential competitors for PEMAZYRE include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors for OPZELURA include existing over-the-counter topical treatments, prescription topical treatments, including generic versions, such as tacrolimus, pimecrolimus, topical steroids, and EUCRISA (crisaborole) from Pfizer Inc., as well as oral and injectable therapies such as prednisone and other oral steroids and injectable DUPIXENT (dupilimab) from Sanofi and Regeneron Pharmaceuticals, Inc.

OTHER RISKS RELATING TO OUR BUSINESS

Public health epidemics, such as the COVID-19 pandemic, have adversely affected and could in the future adversely affect our business, results of operations, and financial condition.

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

As a result of the COVID-19 pandemic, we have experienced and may in the future experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	When the COVID-19 pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance of – direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to re-establish workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space or access may be limited, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by government or employer imposed work from home orders and travel and workplace visitor restrictions resulting from measures to address the COVID-19 pandemic, as well as employee-initiated remote work and travel limitations resulting from, among other things, the spread of the COVID-19 variants. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and will likely continue to be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients, the potential unwillingness of patients to enroll or continue in clinical trials for fear of exposure to COVID-19 at sites, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients. Also, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the COVID-19 pandemic has affected and may continue to affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.
●	Health regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug

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

Our long-term success, revenue growth and diversification of revenues depends on our ability to obtain regulatory approval for new drug products and additional indications for our existing drug products.  Our ability to discover and develop drug candidates and to commercialize additional drug products and indications will depend on our ability to:

●	hire and retain key employees;
●	identify high quality therapeutic targets;
●	identify potential drug candidates;
●	develop products internally or license or acquire drug candidates from others;
●	identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;
●	complete laboratory testing;
●	commence, conduct and complete safe and effective clinical trials on humans;
●	obtain and maintain necessary intellectual property rights to our products;
●	obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;
●	enter into arrangements with third parties to provide services or to manufacture our products on our behalf;
●	deploy sales, marketing, distribution and manufacturing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws;
●	obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third-party payors;
●	lease facilities at reasonable rates to support our growth; and

●	enter into arrangements with third parties to license and commercialize our products.

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

We have invested significant resources in the development of our most advanced drug candidates. We have a number of drug candidates in Phase III clinical trials as monotherapies or in combination with other drugs and drug candidates, including itacitinib, parsaclisib, pemigatinib, ruxolitinib, ruxolitinib cream and tafasitamab. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, or becomes approved for a narrower set of indications than those for which we initially conducted clinical trials, we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans.

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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application, or NDA, of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies.  The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval. In addition, in January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory clinical trials that we determined cannot be completed within the time period to support the investment.

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

Even if any of our applications receives an FDA Fast Track or priority review designation (including based on a priority review voucher, one of which we recently acquired and used in connection with our submission seeking FDA approval of ruxolitinib cream for atopic dermatitis), these designations may not result in faster review or approval for our product candidate compared to product candidates considered for approval under conventional FDA procedures and, in any event, do not assure ultimate approval of our product candidate by FDA. For example, in June 2021 we were informed by the FDA that the FDA had extended by three months the review period for the NDA for ruxolitinib cream for atopic dermatitis.  Also, in July 2021, we announced that the FDA issued a complete response letter for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal, in which the FDA stated it cannot approve the BLA and that additional data are needed. In addition, while the FDA had granted orphan drug designation and Fast Track designation to parsaclisib as a treatment for patients with follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma, as discussed above we withdrew our NDA seeking approval for treatment of patients with those lymphomas. The FDA has recently increased its attention on mandated confirmatory trials for oncology drug candidates with accelerated approvals, and the logistics, cost and timing required for confirmatory trials may conflict with the investment thesis for drug candidates, resulting in withdrawal of approval applications.

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

In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in significant legislative activity and proposals from the prior and current Administrations relating to prescription drug prices and reimbursement, any of which, if enacted, could impose downward pressure on the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been ongoing federal congressional inquiries and proposed and enacted federal and state legislation, executive orders and administrative agency rules designed to, among other things, bring more transparency to drug pricing, reduce drug prices, reform government program reimbursement methodologies for prescription drugs, expand access to government-mandated discounted pricing (known as 340B pricing) through broader contract pharmacy arrangements, allow importation of drugs into the United States from other countries, and limit allowable prices for drugs through reference to an average price from foreign markets that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the health care reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including by our revenue potentially being materially adversely affected and our research and development efforts potentially being materially curtailed or, in some cases, ceasing. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts have from time to time occurred, and may in the future arise, relating to, among other things, disputes about the achievement and payment of milestone amounts and royalties owed, the ownership of intellectual property that is developed during the course of a collaborative relationship or the operation or interpretation of other provisions in our collaboration agreements.  These disputes have led and could in the future lead to litigation or arbitration, which could be costly and divert the efforts of our management and scientific staff, and could diminish the expected effectiveness of the collaboration.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., MorphoSys, and Syros Pharmaceuticals, Inc. and Syndax Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.

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

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products.  Any such recall could also harm our sales efforts and our reputation. To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 pandemic, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 pandemic and measures to address the COVID-19 pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.

A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we intend to continue to use third-party contract manufacturing organizations for the manufacture of antibodies even after we finalize the qualification of our manufacturing facility in Switzerland. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling up the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.  We may encounter delays and difficulties in scaling up production at our new facility, once completed.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies and have instituted pricing disclosure and other requirements for companies selling pharmaceuticals. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. In December 2018, we received a civil investigative demand from the U.S. Department of Justice, or DOJ, for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients and in November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed, at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above. While we deny that any improper claims were submitted to government payers, we agreed in May 2021 to settle the matter with the DOJ Civil Division for $12.6 million, plus certain statutory fees. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to damages, fines and penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by health care payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business, and any settlement of these proceedings could result in significant payments by us. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in the three month periods ended March 31, 2020, September 30, 2020, March 31, 2021 and September 31, 2021 we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan and have opened an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
●	difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
●	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
●	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
●	financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	general political and economic conditions in the countries in which we operate, including terrorism and political unrest, curtailment of trade and other business restrictions, and uncertainties associated with the implementation of the relationship between the United Kingdom and the European Union;
●	public health risks, such as the effects of the COVID-19 pandemic, and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.

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

Due to historical net losses, we had an accumulated deficit of $0.8 billion as of December 31, 2021. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived a substantial portion of our revenues for the year ended December 31, 2021 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our planned manufacturing operations. In particular, we are currently in the process of implementing a new enterprise resource planning system. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We own three buildings comprising approximately 544,000 square feet of laboratory and office space at this site.  Also in October 2019, we entered into an agreement to purchase additional adjacent property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania and approximately 84,000 square feet of additional laboratory and office space in Wilmington, Delaware.

We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our Japanese office in Tokyo.  In July 2018, we purchased land in Yverdon, Switzerland upon which we are building a large molecule production facility. Construction commenced in July 2018 and we currently expect the facility will be operational in the second half of 2022. Our Canadian office is in Montreal.

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

Information about our Executive Officers

Our executive officers are as follows:

Hervé Hoppenot, age 62, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School. Mr. Hoppenot is also a director of Cellectis S.A.

Dashyant Dhanak, age 61, joined Incyte in December 2018 as Executive Vice President, Chief Scientific Officer.  Prior to joining Incyte, Dr. Dhanak served as Vice President and Head of Discovery Sciences of Janssen Research & Development, LLC, a wholly-owned subsidiary of Johnson & Johnson, a pharmaceutical company, from 2013 until November 2018.  Prior to his tenure at Janssen, Dr. Dhanak spent 25 years at GlaxoSmithKline, a pharmaceutical company, in positions of increased responsibility across multiple disease areas, including his last position as Vice President and Head of the Cancer Epigenetics Discovery Performance Unit.  Dr. Dhanak received a B.S. in Chemistry from the University of Manchester Institute of Science and Technology and his Ph.D. from the University of London.  He completed his postdoctoral research in natural product synthesis at Northwestern University.

Jonathan E. Dickinson, age 54, has served as Executive Vice President and General Manager, Europe since June 2019 and joined Incyte as Senior Vice President and General Manager, Europe in June 2016. Mr. Dickinson joined Incyte from ARIAD Pharmaceuticals (Luxembourg) S.à.r.l, the parent company of ARIAD Pharmaceuticals, Inc.’s European subsidiaries responsible for the development and commercialization of Iclusig in the European Union and other countries, where he most recently held the position of Senior Vice President and General Manager, Europe. Prior to joining ARIAD in February 2013, Mr. Dickinson served as European oncology brand lead at Bristol-Myers Squibb, a pharmaceutical company, and before that, he held several key leadership positions, including lifecycle leader, during his 13-year tenure at Hoffmann-La Roche, a pharmaceutical company. At Roche, he had assignments both in the United States and Switzerland that included leadership roles for Roche’s three leading oncology medicines. Mr. Dickinson began his career at Novartis, where he held commercial roles in its oncology and endocrinology businesses, including medical sales, product manager and business director in the United Kingdom. Mr. Dickinson received a B.S. in Genetics and an M.B.A. from the University of Nottingham.

Barry P. Flannelly, age 64, has served as Executive Vice President and General Manager, North America since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start-up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar

Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

Vijay Iyengar, age 49, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development.  Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company.  From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.

Michael Morrissey, age 58, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations.  He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.

Maria E. Pasquale, age 56, joined Incyte in April 2018 as Executive Vice President and General Counsel.  Prior to joining Incyte, Ms. Pasquale joined Incyte from Celgene Corporation, a biopharmaceutical company, where for 17 years she held positions of increasing levels of responsibility, including Chief Counsel; Senior Vice President, Legal and Deputy General Counsel and Assistant Corporate Secretary, and, most recently, Executive Vice President and Global Chief Compliance Officer.  Prior to her tenure at Celgene, Ms. Pasquale spent a decade supporting pharmaceutical clients as a global patent and litigation attorney at Pennie & Edmonds LLP in New York (now part of Jones Day).  Before her career in law, Ms. Pasquale was an Assistant Research Scientist at the Institute for Basic Research and the Cold Spring Harbor Laboratory.  Ms. Pasquale holds a J.D. from Brooklyn Law School and a B.S. in biochemistry from the State University of New York at Stony Brook.

Christiana Stamoulis, age 51, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer.  Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company.  From January 2014 until she joined Unum, Ms. Stamoulis was an independent advisor to biopharmaceutical companies. From 2009 until December 2013, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries.  She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two B.S. degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.

Steven Stein, age 55, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals.  From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline.  Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.

Paula J. Swain, age 64, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2021, our common stock was held by 120 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

A discussion of our financial performance for the year ended December 31, 2021 as compared to the year ended December 31, 2020 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financial-information/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.

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

Effects of the COVID-19 Pandemic on Our Business

In December 2019, coronavirus disease of 2019, or COVID-19, was first reported in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and certain governments, including the State of Delaware where our primary offices and laboratory spaces are located, enacted stay-at-home orders and sweeping restrictions to travel and business activity were initiated by corporations and governments.

We took aggressive, proactive actions early on to protect the health of our employees, and their families, including voluntarily requiring almost all personnel across our global enterprise to work remotely and restricting access to our sites to personnel who were required to perform critical business continuity activities.  In May 2020, we initiated a return to full laboratory work at our facilities in Wilmington, Delaware, as well as a gradual return to office-based working, where allowed under local guidelines, at our offices in North America, Europe and Asia. However, the spread of the Omicron variant beginning late in 2021 has led to renewed restrictions in some jurisdictions and a voluntary reduction in travel and in-person meetings even where restrictions were not imposed.

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

To date, we have not experienced a material effect on the results of our commercial operations, or our manufacturing supply chain. New patient starts for treatment decreased as a result of shelter in place and other protective measures, and if decreases in new patient starts occur in future periods, our revenues in future periods could be adversely affected. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs. For example, while we expect ongoing monitoring of already-enrolled patients to continue, difficulties in monitoring may result as a consequence of shelter in place orders and other protective measures implemented by governmental authorities or clinical trial sites.  In addition, new patient recruitment in certain clinical trials has been and may in the future be impacted, in particular with respect to our earlier stage clinical trials. We also expect the conduct of clinical trials may continue to vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Until our return to full laboratory work, our discovery laboratories were staffed by essential personnel, and hence certain discovery programs experienced delays. Still, we caution that the duration and severity of the continuing COVID-19 pandemic remains uncertain and we may not yet be able to assess its consequences accurately or fully at this time.

Regulatory Achievements

In March 2021, PEMAZYRE (pemigatinib) was approved by the Japanese Ministry of Health, Labour and Welfare for the treatment of patients with unresectable biliary tract cancer with an FGFR2 fusion gene, worsening after cancer chemotherapy. Also in March 2021, PEMAZYRE was approved by the European Commission for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy. PEMAZYRE was approved by the Food and Drug Administration (FDA) in April 2020 for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. We have retained all rights to PEMAZYRE globally, other than those granted to Innovent Biologics, Inc. to develop and commercialize pemigatinib in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan.

In August 2021, under our collaboration and license agreement with MorphoSys AG, the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplant.  MONJUVI (tafasitamab-cxix) was approved by the FDA in July 2020 in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant. We have rights to co-commercialize tafasitamab in the United States with MorphoSys, and we have exclusive development and commercialization rights outside of the United States.

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

In September 2021, the FDA approved OPZELURA (ruxolitinib) cream, a novel cream formulation of our selective JAK1/JAK2 inhibitor ruxolitinib, for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable.

License Agreements and Business Relationships

We establish business relationships, including collaborative arrangements with other companies and medical research institutions to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also establish business relationships with other companies and medical research institutions to acquire products or rights to products and technologies that are complementary to our business. Summarized below are the significant achievements under our existing collaboration and license agreements and additional agreements we entered into during the year ended December 31, 2021.

Innovent

In June 2021, we recognized a $10.0 million milestone for approval of PEMAZYRE in Taiwan, which was recorded in milestone and contract revenues.

InnoCare

In August 2021, we entered into a Collaboration and License Agreement with a subsidiary of InnoCare Pharma Limited.  Under the terms of this agreement, InnoCare’s subsidiary received development and exclusive commercialization rights to tafasitamab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In September 2021, we recognized an upfront payment under this agreement of $35.0 million upon our transfer of technology related to the licensed product candidate to InnoCare which was recorded in milestone and contract revenues. Under the terms of this agreement, we are eligible to receive up to an additional $45.0 million in potential development and regulatory milestones and up to $37.5 million in potential sales milestones from InnoCare. We are also eligible to receive tiered royalties from the low to mid-twenties on future product sales resulting from the collaboration.

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of SNDX-6352 (axatilimab), Syndax’s anti-CSF-1R monoclonal antibody. The Agreement became effective in December 2021 with the expiration of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Under the terms of this agreement, we received exclusive commercialization rights outside of the United States, and Syndax has co-commercialization rights in the United States with respect to axatilimab. We paid Syndax an upfront payment of $117.0 million upon effectiveness of the agreement. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States.

Lilly

In December 2021, we recognized a $50.0 million sales milestone for Lilly achieving annual net sales of a licensed product of $1.0 billion.

Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 6 of Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements. See Note 1 of Notes to the Consolidated Financial Statements for a complete list of our significant accounting policies.

Revenue Recognition. We recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation, which for the Company is at a point in time. We also assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenues

Our product revenues consist of sales of JAKAFI, OPZELURA, PEMAZYRE, ICLUSIG, and MINJUVI.  Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below.  Estimates are assessed as of the end of each reporting period and are updated to reflect current information.  We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. As of December 31, 2021, a 5% change in our sales allowance and accruals would have had an approximate $29.2 million impact on our income before taxes.

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

Product Royalty Revenues

Royalty revenues on commercial sales for JAKAVI and TABRECTA by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. We recognize royalty revenues in the period the sales occur. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue and receivable in the period of adjustment.  Historically, adjustments to these estimates to reflect actual royalty revenues have not been material to our financial results and have been less than 1% of royalty revenues.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. For the years ending December 31, 2021 and 2020, our Black-Scholes assumptions have remained unchanged with a weighted-average stock price volatility of 39% to 40%, average expected option life of approximately five years and an estimated annualized forfeiture rate of 5%.

The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement. We assess the probability of achievement of performance conditions, including projected product revenues and clinical development milestones, as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period.

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

We believe our estimates for the valuation allowances against certain deferred tax assets and the amount of benefits associated with uncertain tax positions recognized in our financial statements are appropriate based upon our assessment of the factors mentioned above. As a result of releasing the valuation allowance on the majority of our U.S. deferred tax assets in 2021, we expect that our reported income tax expense (current plus deferred) for future periods will be higher than that recorded for prior periods.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The assumptions used to determine the fair value of the acquisition-related contingent consideration include projected future net revenues of ICLUSIG and a discount rate which, require significant judgement and are analyzed on a quarterly basis. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.

The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2021 and 2020 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment.

While we use the best available information to prepare our projections of  future net revenues of ICLUSIG and discount rate assumptions, actual ICLUSIG revenues and/or market conditions could differ significantly. Changes to one or multiple inputs could have a material impact on the amount of acquisition-related contingent consideration expense recorded during the reporting period.

Results of Operations

Years Ended December 31, 2021 and 2020

We recorded net income for the year ended December 31, 2021 of $948.6 million and net loss for the year ended December 31, 2020 of $295.7 million. On a per share basis, basic net income was $4.30 and diluted net income was $4.27 for the year ended December 31, 2021. On a per share basis, basic and diluted net loss was $1.36 for the year ended December 31, 2020. For the year ended December 31, 2021, we recorded a benefit from income taxes of $569.0 million when we released the valuation allowance on the majority of our U.S. deferred tax assets. This benefit increased net income by $2.58 per basic and $2.56 per diluted share for the year ended December 31, 2021.

Revenues

	For the Year Ended,
	December 31,
	2021	2020

	(in millions)
JAKAFI revenues, net	$2,134.5	$1,937.8
ICLUSIG revenues, net	109.4	105.0
PEMAZYRE revenues, net	68.5	25.9
MINJUVI revenues, net	4.9	—
OPZELURA revenues, net	4.7	—
Total product revenues, net	2,322.0	2,068.7
JAKAVI product royalty revenues	338.0	277.9
OLUMIANT product royalty revenues	220.9	110.9
TABRECTA product royalty revenues	10.4	4.2
Total product royalty revenues	569.3	393.0
Milestone and contract revenues	95.0	205.0
Total revenues	$2,986.3	$2,666.7

The increase in JAKAFI product revenues from 2020 to 2021 was comprised of a volume increase of $110.1 million and a price increase of $86.6 million. Our product revenues may fluctuate from period to period due to our customers’ purchasing patterns over the course of a year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Year Ended December 31, 2021	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2021	$8,536	$66,991	$1,284	$1,568	$78,379
Allowances for current period sales	74,688	434,800	69,056	4,740	583,284
Allowances for prior period sales	91	(889)	—	609	(189)
Credits/payments for current period sales	(62,250)	(359,936)	(45,859)	—	(468,045)
Credits/payments for prior period sales	(6,387)	(41,662)	(407)	(2,177)	(50,633)
Balance at December 31, 2021	$14,678	$99,304	$24,074	$4,740	$142,796

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

Our milestone and contract revenues were $95.0 million and $205.0 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, our milestone and contract revenues were derived from a $50.0 million sales milestone under the Lilly license, development and commercialization agreement, a $10.0 million milestone under the Innovent research collaboration and licensing agreement and a $35.0 million upfront payment under the InnoCare collaboration and license agreement. During the year ended December 31, 2020, our milestone and contract revenues were derived from a $5.0 million milestone under the Innovent agreement, $170.0 million in milestones under the Novartis agreement and $30.0 million in milestones under the Lilly agreement.

Cost of Product Revenues

	For the Year Ended,
	December 31,
	2021	2020

	(in millions)
Product costs	$21.0	$15.3
Salary and benefits related	7.2	3.6
Stock compensation	1.7	1.0
Royalty expense	99.6	89.9
Amortization of definite-lived intangible assets	21.5	21.5
Total cost of product revenues	$151.0	$131.3

Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, low single-digit royalties to Novartis on all sales of JAKAFI in the United States and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. Cost of product revenues increased from 2020 to 2021 due primarily to increased royalties to Novartis on all JAKAFI sales in the United States.

Operating Expenses

Research and development expenses

	For the Years Ended,
	December 31,
	2021	2020

	(in millions)
Salary and benefits related	$306.0	$285.8
Stock compensation	114.3	120.4
Clinical research and outside services	902.3	1,701.3
Occupancy and all other costs	135.6	108.4
Total research and development expenses	$1,458.2	$2,215.9

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2020 to 2021 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense from 2020 to 2021 was primarily due to expense related to the purchase of an FDA priority review voucher in the prior year that enabled OPZELURA to be the first JAK inhibitor approved in a topical formulation and due to upfront consideration related to our collaborative agreements recorded in the prior year. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $149.0 million and $976.1 million for the years ended December 31, 2021 and 2020, respectively. Research and development expenses for the years ended December 31, 2021 and 2020 were net of $29.6 million and $8.5 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Years Ended,
	December 31,
	2021	2020

	(in millions)
Salary and benefits related	$222.4	$158.2
Stock compensation	67.0	56.6
Other contract services and outside costs	450.2	302.1
Total selling, general and administrative expenses	$739.6	$516.9

Salary and benefits related expense increased from 2020 to 2021 due primarily to increased headcount. This increased headcount was due primarily to the ongoing commercialization efforts related to JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and GVHD as well as increased headcount related to the establishment of our dermatology commercial organization and activities to support the launch of OPZELURA for the treatment of atopic dermatitis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to the establishment of our dermatology commercial organization, expenses related to activities to support the launch of OPZELURA and expense recognized in connection with a legal settlement, as discussed in Note 15 of Notes to the Consolidated Financial Statements.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2021 and 2020 was expense of $14.7 million and $23.4 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The change in fair value of the contingent consideration for the year ended December 31, 2021 was due primarily to the impact of updated projections of future net revenues of ICLUSIG in the European Union and the passage of time. The change in fair value of the contingent consideration for the year ended December 31, 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the period.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the year ended December 31, 2021 and 2020, our 50% share of the costs for tafasitamab was $37.0 million and $42.8 million, respectively, as recorded in collaboration loss sharing on the consolidated statement of operations.

Other income (expense)

Other income (expense), net.  Other income (expense), net, for the years ended December 31, 2021 and 2020 was $10.6 million and $23.2 million, respectively. The decrease in other income (expense), net primarily relates to a decrease in interest income earned from our investments in marketable securities and money market accounts.

Interest expense.  Interest expense for the years ended December 31, 2021 and 2020, was $1.9 million and $2.2 million, respectively. Included in interest expense for the years ended December 31, 2021 and 2020 was approximately $1.3 million and $1.2 million, respectively, of interest expense on our finance lease liabilities. Also included in interest expense for the year ended December 31, 2020 was $0.7 million of non-cash charges to amortize the discount on our convertible senior notes that matured in November 2020.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Years Ended,
	December 31,
	2021	2020

	(in millions)
Agenus	$4.6	$(10.3)
Calithera	(7.3)	(1.4)
Merus	48.1	11.0
MorphoSys	(68.7)	7.4
Syndax	6.3	—
Syros	(7.1)	3.7
Total unrealized (loss) gain on long term investments	$(24.1)	$10.4

(Benefit) provision for income taxes. The (benefit) provision for income taxes for the years ended December 31, 2021 and 2020 was a benefit of $378.1 million and a provision of $63.5 million, respectively. The benefit for income taxes in 2021 is primarily driven by the release of the valuation allowance on the majority of our U.S. deferred tax assets in the fourth quarter. This benefit is partially offset by higher tax expense from U.S. operations. Further information on the release of the valuation allowance and significant judgments related to its release can be found in Note 12 of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

	2021	2020

	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$2,348.2	$1,801.4
Working capital	$2,264.4	$1,728.7
Year ended December 31:
Cash provided by (used in):
Operating activities	$749.5	$(124.6)
Investing activities	$(207.7)	$(269.0)
Financing activities	$6.2	$71.7
Capital expenditures (included in investing activities above)	$(181.0)	$(187.4)

Sources and Uses of Cash.

Due to historical net losses, we had an accumulated deficit of $0.8 billion as of December 31, 2021. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At December 31, 2021, we had available cash, cash equivalents and marketable securities of $2.3 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Cash provided by (used in) operating activities. The increase in cash provided by operating activities from 2020 to 2021 was due primarily to cash outflows in March 2020 related to our collaboration and license agreement with MorphoSys and changes in working capital.

Cash used in investing activities.  Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2021, net cash used in investing activities was $207.7 million, which represents purchases of marketable securities of $235.2 million, capital expenditures of $181.0 million and purchase of long term equity investments of $33.5 million, offset in part by the sale and maturity of marketable securities of $231.5 million and the sale of long term investment of $10.5 million. During 2020, net cash used in investing activities was $269.0 million, which represents purchases of marketable securities of $516.9 million, capital expenditures of $187.4 million and purchase of long term equity investments of $95.5 million, offset in part by the sale and maturity of marketable securities of $513.5 million and the sale of long term investment of $17.3 million.

Cash provided by financing activities.  During 2021 and 2020, net cash provided by financing activities was $6.2 million and $71.7 million, respectively, consisting primarily of proceeds from the issuance of common stock under our stock plans net of tax withholdings, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 7 of Notes to the Consolidated Financial Statements. In addition, in October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of December 31, 2021, we had no outstanding borrowings and were in compliance with all covenants under this facility.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities and funds available under our revolving credit facility, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 6 of Notes to the Consolidated Financial Statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2021, marketable securities were $290.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2021, the decline in fair value would not be material.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2022 expressed an unqualified opinion thereon.

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

Allowances for rebates and discounts owed to governmental entities
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $136.5 million as of December 31, 2021.

Auditing the allowances for rebates and discounts owed to governmental entities, including the Medicaid Drug Rebate Program in the U.S. and Medicare Part D Coverage Gap, was complex and highly judgmental due to the significant estimation uncertainty involved in management’s assumptions, including the levels of expected utilization of these rebates and discounts based on the amount of drugs sold to eligible patients, as well as the complexity of the government mandated calculations. The allowances for rebates and discounts owed to governmental entities are sensitive to these significant assumptions and calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowances for rebates and discounts owed to governmental entities. For example, we tested controls over management’s review of the significant assumptions, such as the utilization of these rebates and discounts as well as controls over management’s review of the application of the government mandated calculations.

To test the allowances for rebates and discounts owed to governmental entities, we performed audit procedures that included, among others, evaluating the methodologies used and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results. We also tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments. In addition, we involved our governmental pricing specialists to assist in evaluating management’s methodology and calculations used to measure certain estimated rebates and discounts.

Valuation of acquisition-related contingent consideration liability
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company’s acquisition-related contingent consideration liability, which consists of certain future royalty obligations on future net revenues of ICLUSIG, is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2021, the acquisition-related contingent consideration liability was $244.0 million.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate and projected future net revenues of ICLUSIG, which are affected by expectations about future industry, market or economic conditions, and are forward-looking and inherently uncertain.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the acquisition-related contingent consideration liability. For example, we tested the Company's controls over management’s review of the valuation model, including controls over the significant assumptions utilized in the calculation, such as the discount rate and the projected future net revenues of ICLUSIG.

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

Realizability of deferred tax assets
Description of the Matter

As discussed in Note 12 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets related to deductible temporary differences and tax credit carryforwards of $507.9 million, net of a $408.2 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During the fiscal year ended December 31, 2021, the Company concluded that certain of its deferred tax assets were more likely than not to be realized in the future and released the valuation allowance on a portion of its U.S. deferred tax assets resulting in a tax benefit.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate of future taxable income is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions and the Company’s performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the realizability of deferred tax assets. For example, we tested controls over management’s review of the significant assumptions used in estimating the projections of future taxable income, exclusive of reversing temporary differences, as well as controls over management’s review of the scheduling of the future reversals of existing temporary differences.

To test the realizability of deferred tax assets, we performed audit procedures that included, among others, evaluating the assumptions used by the Company to develop projections of future taxable income, exclusive of reversing temporary differences, and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections with other forecasted financial information prepared by the Company. Additionally, we performed sensitivity analyses over the forecasted financial information. We also tested the scheduling of the future reversals of existing temporary differences.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1991.

Philadelphia, Pennsylvania

February 8, 2022

INCYTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,057,440	$1,513,008
Marketable securities—available-for-sale (amortized cost $291,871 and $288,199 as of December 31, 2021 and 2020, respectively; allowance for credit losses $0 as of December 31, 2021 and 2020)	290,752	288,369
Accounts receivable	616,300	481,994
Inventory	27,904	16,425
Prepaid expenses and other current assets	126,278	60,098
Total current assets	3,118,674	2,359,894

Restricted cash and investments	1,720	1,757
Long term investments	221,266	222,301
Inventory	29,034	19,548
Property and equipment, net	723,920	559,625
Finance lease right-of-use assets, net	27,548	28,451
Other intangible assets, net	150,755	172,291
Goodwill	155,593	155,593
Deferred income tax asset	467,538	2,054
Other assets, net	37,304	39,404
Total assets	$4,933,352	$3,560,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,110	$98,767
Accrued compensation	108,962	113,340
Accrued and other current liabilities	533,595	378,404
Finance lease liabilities	2,635	2,284
Acquisition-related contingent consideration	37,006	38,400
Total current liabilities	854,308	631,195

Acquisition-related contingent consideration	206,994	227,600
Finance lease liabilities	31,632	32,573
Other liabilities	70,414	58,282
Total liabilities	1,163,348	949,650

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 221,084,433 and 219,489,329 shares issued and outstanding as of December 31, 2021 and 2020, respectively	221	219
Additional paid-in capital	4,567,111	4,352,864
Accumulated other comprehensive loss	(19,454)	(15,360)
Accumulated deficit	(777,874)	(1,726,455)
Total stockholders’ equity	3,770,004	2,611,268
Total liabilities and stockholders’ equity	$4,933,352	$3,560,918

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenues, net	$2,322,012	$2,068,736	$1,774,922
Product royalty revenues	569,255	392,966	306,337
Milestone and contract revenues	95,000	205,000	77,500

Total revenues	2,986,267	2,666,702	2,158,759

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	150,991	131,328	114,249
Research and development	1,458,179	2,215,942	1,154,111
Selling, general and administrative	739,560	516,922	468,711
Change in fair value of acquisition-related contingent consideration	14,741	23,385	19,682
Collaboration loss sharing	37,019	42,801	—

Total costs and expenses	2,400,490	2,930,378	1,756,753

Income (loss) from operations	585,777	(263,676)	402,006
Other income (expense), net	10,647	23,206	52,182
Interest expense	(1,908)	(2,174)	(1,855)
Unrealized (loss) gain on long term investments	(24,072)	10,426	34,458

Income (loss) before (benefit) provision for income taxes	570,444	(232,218)	486,791

(Benefit) provision for income taxes	(378,137)	63,479	39,885

Net income (loss)	$948,581	$(295,697)	$446,906

Net income (loss) per share:
Basic	$4.30	$(1.36)	$2.08
Diluted	$4.27	$(1.36)	$2.05

Shares used in computing net income (loss) per share:
Basic	220,428	218,073	214,913
Diluted	222,074	218,073	217,657

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$948,581	$(295,697)	$446,906

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2,959)	8,450	(192)
Unrealized (loss) gain on marketable securities, net of tax	(1,289)	95	1,137
Defined benefit pension gain (loss), net of tax	154	(8,363)	(6,322)
Other comprehensive income (loss)	(4,094)	182	(5,377)

Comprehensive income (loss)	$944,487	$(295,515)	$441,529

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Stock	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	$213	$3,813,678	$(10,165)	$(1,877,759)	$1,925,967
Issuance of 2,657,892 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 239,590 shares of Common Stock under the ESPP	3	63,296	—	—	63,299
Issuance of 5,688 shares of Common Stock for services rendered	—	487	—	—	487
Stock compensation	—	167,029	—	—	167,029
Other comprehensive loss	—	—	(5,377)	—	(5,377)
Adoption of ASU No. 2016-02	—	—	—	95	95
Net income	—	—	—	446,906	446,906
Balances at December 31, 2019	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 2,677,810 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 258,453 shares of Common Stock under the ESPP	3	110,302	—	—	110,305
Issuance of 6,350 shares of Common Stock for services rendered	—	546	—	—	546
Issuance of 368,886 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	18,999	—	—	18,999
Stock compensation	—	178,527	—	—	178,527
Other comprehensive income	—	—	182	—	182
Net loss	—	—	—	(295,697)	(295,697)
Balances at December 31, 2020	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 1,324,926 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 264,503 shares of Common Stock under the ESPP	2	28,684	—	—	28,686
Issuance of 5,675 shares of Common Stock for services rendered	—	434	—	—	434
Stock compensation	—	185,129	—	—	185,129
Other comprehensive loss	—	—	(4,094)	—	(4,094)
Net income	—	—	—	948,581	948,581
Balances at December 31, 2021	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004

See accompanying notes.

INCYTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$948,581	$(295,697)	$446,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,844	51,807	54,533
Stock-based compensation	183,006	177,877	166,589
Deferred income taxes (including benefit from valuation allowance release)	(465,604)	(350)	(377)
Other, net	1,417	546	486
Unrealized loss (gain) on long term investments	24,072	(10,426)	(34,458)
Change in fair value of acquisition-related contingent consideration	14,741	23,385	19,682
Changes in operating assets and liabilities:
Accounts receivable	(134,306)	(173,185)	(1,211)
Prepaid expenses and other assets	(64,080)	(8,050)	5,744
Inventory	(20,965)	(19,468)	(6,100)
Accounts payable	73,343	15,120	(20,180)
Accrued and other liabilities	131,439	113,842	79,042
Net cash provided by (used in) operating activities	749,488	(124,599)	710,656
Cash flows from investing activities:
Purchase of long term investments	(33,510)	(95,468)	—
Sale of long term investments	10,473	17,250	—
Capital expenditures	(181,006)	(187,379)	(78,064)
Purchases of marketable securities	(235,167)	(516,874)	(374,809)
Sale and maturities of marketable securities	231,511	513,470	365,419
Net cash used in investing activities	(207,699)	(269,001)	(87,454)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	58,626	133,064	80,050
Tax withholdings related to restricted and performance share vesting	(29,940)	(22,759)	(16,751)
Payment of finance lease liabilities	(2,417)	(836)	(822)
Payment of contingent consideration	(20,093)	(37,760)	(16,766)
Net cash provided by financing activities	6,176	71,709	45,711
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(3,570)	2,949	(192)
Net increase (decrease) in cash, cash equivalents, restricted cash and investments	544,395	(318,942)	668,721
Cash, cash equivalents, restricted cash and investments at beginning of period	1,514,765	1,833,707	1,164,986
Cash, cash equivalents, restricted cash and investments at end of period	$2,059,160	$1,514,765	$1,833,707
Supplemental Schedule of Cash Flow Information
Interest paid	$396	$194	$239
Income taxes paid	$67,731	$70,712	$33,553
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$18,999	$—
Unpaid purchases of property and equipment	$27,098	$22,807	$12,732
Leased assets obtained in exchange for new operating lease liabilities	$14,416	$19,908	$7,607
Leased assets obtained in exchange for new finance lease liabilities	$1,513	$2,160	$29,889

See accompanying notes.

INCYTE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business.  Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA™ (ruxolitinib cream), MINJUVI® (tafasitamab) and MONJUVI® (tafasitamab-cxix), which is co-commercialized. Our operations are treated as one operating segment.

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

Accounts Receivable.  As of December 31, 2021 and 2020, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.

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

Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2021, there were no entities in which we held a variable interest which we determined to be VIEs.

Long Term Investments. Our long term investments consist of equity investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements. We classify all of our equity investments in common stock of publicly-held companies as long term investments on the consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on the consolidated balance sheets. All changes in fair value are reported in the consolidated statements of operations as an unrealized gain (loss) on long term investments.

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

Goodwill.  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.  Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts.  A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2021 and determined that the carrying value of our goodwill was not impaired.

Income Taxes.  We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Upon evaluating and weighting both positive and negative evidence, we concluded that we should release the valuation allowance on the majority of our U.S. deferred tax assets as of December 31, 2021.

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

Product Revenues

Our product revenues consist of sales of JAKAFI, OPZELURA and PEMAZYRE in the U.S., sales of MINJUVI, PEMAZYRE and ICLUSIG in Europe, and sales of PEMAZYRE in Japan. Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We sell JAKAFI, OPZELURA and PEMAZYRE to our customers in the U.S., which include specialty pharmacies, specialty distributors and wholesalers. We sell MINJUVI, PEMAZYRE and ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.

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

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2021, we had no revenues from intellectual property licenses recognized over time.

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

Research and Development Costs.  Our policy is to expense research and development costs as incurred, including amounts funded by research and development collaborations. Research and development expenses are comprised of costs we incur in performing research and development activities, including salary and benefits; stock-based compensation expense; outsourced services and other direct expenses, including clinical trial and pharmaceutical development costs; collaboration payments; expenses associated with drug supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense. If a collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as research and development expense in the period when our collaborator incurs development expenses, our portion of the co-development expenses that we are obligated to reimburse.  Costs incurred under the collaboration arrangement that are reimbursable to us are recorded net against the related research and development expenses.

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

Stock Compensation.  Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates.  The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting.  The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method.  The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which we assess as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period.

Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2021, 2020, and 2019, advertising expenses were approximately $66.0 million, $28.9 million, and $15.3 million, respectively.

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

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration consists of our future royalty obligations on future net revenues of ICLUSIG owed to Takeda Pharmaceutical Company Limited, which acquired ARIAD (“Takeda”). Acquisition-related contingent consideration was recorded on the acquisition date of June 1, 2016 at the estimated fair value of the obligation, in accordance with the acquisition method of accounting.  The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.

Collaboration loss sharing.  For the year ended December 31, 2021 and 2020, collaboration loss sharing represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab-cxix) under our agreement with MorphoSys, which is described in Note 6 below.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance applies to all entities and aims to reduce the complexity of tax accounting standards while enhancing reporting disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. We adopted this guidance for the period beginning January 1, 2021. Upon adoption, ASU No. 2019-12 had an immaterial impact on the consolidated financial statements.

As of December 31, 2021, there were no other recently issued accounting standards that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.

Note 2. Revenues

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended,
	December 31,
	2021	2020	2019
JAKAFI revenues, net	$2,134,508	$1,937,850	$1,684,968
ICLUSIG revenues, net	109,395	105,002	89,954
PEMAZYRE revenues, net	68,531	25,884	—
MINJUVI revenues, net	4,910	—	—
OPZELURA revenues, net	4,668	—	—
Total product revenues, net	2,322,012	2,068,736	1,774,922
JAKAVI product royalty revenues	337,991	277,902	225,913
OLUMIANT product royalty revenues	220,875	110,920	80,424
TABRECTA product royalty revenues	10,389	4,144	—
Total product royalty revenues	569,255	392,966	306,337
Milestone and contract revenues	95,000	205,000	77,500
Total revenues	$2,986,267	$2,666,702	$2,158,759

For further information on our revenue-generating contracts, refer to Note 6.

Note 3. Fair Value of Financial Instruments

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net	Net
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2021
Debt securities (government)	$291,871	$—	$(1,119)	$290,752

December 31, 2020
Debt securities (government)	$288,199	$170	$—	$288,369

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2021 and 2020, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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

At December 31, 2021 and 2020, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments.  Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2021 and 2020.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash and cash equivalents	$2,057,440	$—	$—	$2,057,440
Debt securities (government)	—	290,752	—	290,752
Long term investments (Note 6)	221,266	—	—	221,266
Total assets	$2,278,706	$290,752	$—	$2,569,458

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Cash and cash equivalents	$1,513,008	$—	$—	$1,513,008
Debt securities (government)	—	288,369	—	288,369
Long term investments (Note 6)	222,301	—	—	222,301
Total assets	$1,735,309	$288,369	$—	$2,023,678

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Acquisition-related contingent consideration	$—	$—	$244,000	$244,000
Total liabilities	$—	$—	$244,000	$244,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Acquisition-related contingent consideration	$—	$—	$266,000	$266,000
Total liabilities	$—	$—	$266,000	$266,000

The following is a roll forward of our Level 3 liabilities (in thousands):

	2021	2020
Balance at January 1,	$266,000	$277,000
Contingent consideration earned during the period but not yet paid	(19,583)	(9,595)
Payments made during the period	(17,158)	(24,790)
Change in fair value of contingent consideration	14,741	23,385
Balance at December 31,	$244,000	$266,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of  ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2021 and 2020 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the year ended December 31, 2021 was due primarily to the impact of updated projections of future net revenues of ICLUSIG in the European Union and the passage of time. The change in fair value of the contingent consideration during the year ended December 31, 2020 was due primarily to the passage of time as there were no other significant changes in the key assumptions.

We make payments to Takeda quarterly based on the royalties or any additional milestone payments earned in the previous quarter. As of December 31, 2021 and 2020, contingent consideration earned but not yet paid was $19.6 million and $9.6 million, respectively, and was included in accrued and other current liabilities.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2021 and 2020, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.

Note 4. Concentrations of Credit Risk and Current Expected Credit Losses

In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 36% and 42% of the accounts receivable balance as of December 31, 2021 and 2020, respectively. For further information relating to these collaboration and license agreements, refer to Note 6.

In November 2011, we began commercialization and distribution of JAKAFI, in April 2020, we began commercialization and distribution of PEMAZYRE and in October 2021, we began commercialization and distribution of OPZELURA to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI, PEMAZYRE and OPZELURA product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Years Ended,
	December 31,
	2021	2020	2019
Customer A	18%	20%	20%
Customer B	12%	13%	13%
Customer C	18%	17%	16%
Customer D	9%	11%	11%
Customer E	11%	10%	8%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in the aggregate, 31% and 33% of the accounts receivable balance as of December 31, 2021 and 2020, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of December 31, 2021 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.

Note 5. Inventory

Our inventory balance consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,275	$1,275
Work-in-process	39,895	21,242
Finished goods	15,768	13,456
Total inventory	$56,938	$35,973

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work-in-process and finished goods. At December 31, 2021, $27.9 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2021, $29.0 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

We capitalize inventory after FDA approval as the related costs are expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations. At December 31, 2021, inventory with approximately $71.9 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre commercialization inventory over the next 36 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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

Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to GVHD. We have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through December 31, 2021.

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

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. During the years ended December 31, 2021, 2020 and 2019, such royalties payable to Novartis on net sales within the United States totaled $99.6 million, $89.9 million and $77.6 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2021 and 2020, $148.1 million and $96.4 million, respectively, of accrued royalties payable to Novartis were included in accrued and other current liabilities on the consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

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

Milestone and contract revenue under the Novartis agreement was $0.0 million, $170.0 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, for the years ended December 31, 2021, 2020 and 2019, we recorded $338.0 million, $277.9 million and $225.9 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the years ended December 31, 2021 and 2020 we recorded $10.4 million and $4.1 million, respectively, of product royalty revenues related to Novartis net sales of TABRECTA worldwide.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. We have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $265.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones through December 31, 2021.

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

In 2021, we recognized a $50.0 million sales milestone for Lilly achieving annual net sales of a licensed product of $1.0 billion. In 2020, we recognized a $20.0 million regulatory milestone for the European Commission approval of OLUMIANT and a $10.0 million regulatory milestone for the MHLW approval of OLUMIANT for the treatment of moderate-to-severe atopic dermatitis in adult patients who are candidates for systemic therapy.

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

Milestone and contract revenue under the Lilly agreement was $50.0 million, $30.0 million and $0.0 million, respectively, for the years ended December 31, 2021, 2020 and 2019. In addition, for the years ended December 31, 2021, 2020 and 2019, we recorded $220.9 million, $110.9 million and $80.4 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.

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

Agenus

In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, which was amended in February 2017, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. Under the terms of the amended agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3 as well as two undisclosed targets. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities.   There are currently no profit-share programs. For each royalty-bearing product other than GITR, OX40 and one undisclosed target, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%.  For GITR, OX40 and one undisclosed target, Agenus will be eligible to receive 15% royalties on global net sales. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach.

As of December 31, 2021, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.

In addition, in 2017 we also agreed to purchase 10.0 million shares of Agenus common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share. The fair market value of our long term investment in Agenus as of December 31, 2021 and 2020 was $38.9 million and $44.7 million, respectively. In 2020, we sold an aggregate of approximately 3.7 million shares of Agenus common stock resulting in gross proceeds of approximately $17.2 million. In 2021, we sold an aggregate of approximately 2.0 million shares of Agenus common stock resulting in gross proceeds of approximately $10.5 million. As of December 31, 2021, we owned less than 5% of the outstanding shares of Agenus common stock.

We intend to hold the investment in Agenus for the foreseeable future and therefore, are accounting for our shares held in Agenus at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, we recorded an unrealized gain of $4.6 million, an unrealized loss of $10.3 million and an unrealized gain of $30.0 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.

Merus

In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform.  The collaboration encompasses up to ten independent programs.

In January 2022, we decided to opt-out of the continued development of MCLA-145, a bispecific antibody targeting PD-L1 and CD137. We continue to collaborate with Merus and leverage the Merus platform to develop a pipeline of novel agents, as we continue to hold worldwide exclusive development and commercialization rights to up to ten additional programs. Of these ten additional programs, Merus retained the option, subject to certain conditions, to co-fund development of up to two such programs. If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise.  Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs. All costs related to the co-funded collaboration programs are subject to joint research and development plans and overseen by a joint development committee, but we will have final determination as to such plans in cases of dispute. We will be responsible for all research, development and commercialization costs relating to all other programs.

For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. As of December 31, 2021, we have paid Merus milestones totaling $2.0 million.

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

In addition, in 2016 we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. The fair market value of our total long term investment in Merus as of December 31, 2021 and 2020 was $112.9 million and $56.1 million, respectively. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. As of December 31, 2021, we owned approximately 8% of the outstanding common shares of Merus.

We have concluded that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2021, 2020 and 2019, we recorded an unrealized gain of $48.1 million, $11.0 million, and $0.3 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.

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

As of December 31, 2021, we have paid Calithera milestones totaling $12.0 million. Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera is eligible to receive $720.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158. We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

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

In addition, in 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. The fair market value of our long term investment in Calithera as of December 31, 2021 and 2020 was $1.1 million and $8.4 million, respectively. As of December 31, 2021, we owned approximately 2% of the outstanding shares of Calithera common stock.

We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, we recorded an unrealized loss of $7.3 million, an unrealized loss of $1.4 million, and an unrealized gain of $2.9 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods.

MacroGenics

In October 2017, we entered into a Global Collaboration and License Agreement with MacroGenics, Inc. (“MacroGenics”). Under this agreement, we received exclusive development and commercialization rights worldwide to MacroGenics’ INCMGA0012 (formerly MGA012), an investigational monoclonal antibody that inhibits PD-1. Except as set forth in the succeeding sentence, we have sole authority over and bear all costs and expenses in connection with the development and commercialization of INCMGA0012 in all indications, whether as a monotherapy or as part of a combination regimen. MacroGenics has retained the right to develop and commercialize, at its cost and expense, its pipeline assets in combination with INCMGA0012.  In addition, MacroGenics has the right to manufacture a portion of both companies’ global clinical and commercial supply needs of INCMGA0012.

As of December 31, 2021, we have paid MacroGenics developmental milestones totaling $70.0 million.  MacroGenics is eligible to receive up to an additional $350.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

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

Research and development expenses for the years ended December 31, 2021, 2020 and 2019, also included $72.3 million, $59.0 million and $51.1 million, respectively, of additional development costs incurred pursuant to the MacroGenics agreement. At December 31, 2021 and 2020, a total of $0.7 million and $0.1 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

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

In addition, in 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million shares of common stock of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  Subsequently in 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share.  The fair market value of our long term investment in Syros as of December 31, 2021 and 2020 was $3.1 million and $10.2 million, respectively. As of December 31, 2021, we owned approximately 2% of the outstanding shares of Syros common stock.

We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, we recorded an unrealized loss of $7.1 million, an unrealized gain of $3.7 million and an unrealized gain of $1.3 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.

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

In 2021, we recognized a $10.0 million milestone for approval of PEMAZYRE (pemigatinib) in Taiwan. In 2020, we recognized a $5.0 million milestone for the FDA approval of PEMAZYRE. In 2019, we recognized a $20.0 million milestone for the first related IND filing in China.

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

Zai Lab

In July 2019, we entered into a Collaboration and License Agreement with Zai Lab. Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In 2019, we recognized an upfront payment under this agreement of $17.5 million upon our transfer of the functional intellectual property related to the clinical-stage product candidates to Zai Lab, which was recorded in milestone and contract revenues on the consolidated statement of operations for the year ended December 31, 2019.

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

In 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million. MorphoSys is eligible to receive up to $740.0 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In addition, under the terms of the agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). The fair market value of our long term investment in MorphoSys as of December 31, 2021 and 2020 was $34.2 million and $102.9 million, respectively. As of December 31, 2021, we owned approximately 3% of the outstanding shares of MorphoSys common stock.

We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the year ended December 31, 2021 and 2020, we recorded an unrealized loss of $68.7 million and an unrealized gain of $7.4 million, respectively, based on the change in fair value of MorphoSys’ common stock during the respective periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the years ended December 31, 2021 and 2020 was $37.0 million and $42.8 million, respectively, and is recorded as collaboration loss sharing on the consolidated statement of operations.  Research and development expenses for the year ended December 31, 2021 and 2020, included $77.0 million and $88.2 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At December 31, 2021 and 2020, $21.5 million and $54.2 million, respectively, was included in accrued and other liabilities on the consolidated balance sheet for amounts due to MorphoSys under the agreement.

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

InnoCare

In August 2021, we entered into a Collaboration and License Agreement with Sunny Investments Limited, a wholly-owned subsidiary of InnoCare Pharma Limited (“InnoCare”). InnoCare received development and exclusive commercialization rights to tafasitamab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In September 2021, we recognized an upfront payment under this agreement of $35.0 million upon our transfer of technology related to the licensed product candidate to InnoCare, which was recorded in milestone and contract revenues on the consolidated statement of operations for the year ended December 31, 2021. Under the terms of this agreement, we are eligible to receive up to an additional $45.0 million in potential development and regulatory milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of InnoCare and decisions made by regulatory agencies. In the event of commercialization, we are eligible to receive up to $37.5 million in potential sales milestones from InnoCare.  We will recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by InnoCare. We are also eligible to receive tiered royalties from the low to mid-twenties on future product sales resulting from the collaboration.

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”).  Axatilimab, currently in clinical development by Syndax, is a monoclonal antibody that blocks the colony stimulating factor-1 (CSF-1) receptor. Syndax has exclusive worldwide development and commercialization rights to axatilimab under a June 2016 license agreement with UCB Biopharma Sprl. The agreement became effective in December 2021 with the expiration of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Under the terms of the agreement, we received exclusive commercialization rights outside of the United States, and Syndax and we have co-commercialization rights in the United States, with respect to axatilimab. We will be responsible for leading the commercialization strategy and booking all revenue from sales of tafasitamab globally, and Syndax will have the option to co-commercialization axatilimab with Incyte in the United States. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs.  Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan.

In December 2021, we paid Syndax an upfront, non-refundable (except in the event of termination of the agreement as described below) payment of $117.0 million, which was recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2021. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

We have the sole right to terminate the agreement beginning March 23, 2022 in the event of any formal action by a relevant governmental authority to challenge the transactions under this agreement that occurs prior to that date. If triggered, our right to terminate will expire on September 23, 2022. Exercise of this termination right would require Syndax to refund all payments under the agreement, including the $117.0 million upfront payment and any payments for development costs.

In addition, under the terms of the agreement and pursuant to a related stock purchase agreement, we agreed to purchase approximately 1.4 million shares of common stock of Syndax for an aggregate purchase price of $35.0 million, or $24.62 per share. We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the shares for a six month period after the closing date of the sale. We completed the purchase of the shares on December 9, 2021 when the closing price on The Nasdaq Stock Market was $17.48 per share. Of the $35.0 million aggregate purchase price paid, $24.8 million was allocated to our stock purchase and was recorded within long term investments and $10.2 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2021. The fair market value of our long term investment in Syndax as of December 31, 2021 was $31.1 million. As of December 31, 2021, we owned approximately 3% of the outstanding shares of Syndax common stock.

We intend to hold the investment in Syndax for the foreseeable future and therefore, are accounting for our shares held in Syndax at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the year ended December 31, 2021, we recorded an unrealized gain of $6.3 million based on the change in fair value of Syndax’s common stock during the period.

Note 7. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Office equipment	$22,554	$17,880
Laboratory equipment	105,040	86,021
Computer equipment	79,871	66,640
Land	10,494	10,671
Building and leasehold improvements	434,321	238,042
Operating lease right-of-use assets	27,308	26,816
Construction in progress	220,052	257,929
	899,640	703,999
Less accumulated depreciation and amortization	(175,720)	(144,374)
Property and equipment, net	$723,920	$559,625

Depreciation expense, including amortization expense of leasehold improvements, was $36.3 million, $29.6 million and $32.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. The certificate of occupancy was received in December 2021 and we capitalized approximately $158.2 million in building and office equipment that was previously included in construction in progress as of December 31, 2021.

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. We have capitalized approximately $19.5 million in leasehold improvements as of December 31, 2021 relating to Morges.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of December 31, 2021, we have capitalized approximately $197.4 million in costs for construction, ground preparation and architectural and engineering studies. We currently expect the facility will be operational in the second half of 2022.

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

Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,
	2021	2020
Current
Operating lease liabilities	$10,554	$12,674
Finance lease liabilities	2,635	2,284
Noncurrent
Operating lease liabilities	15,608	14,188
Finance lease liabilities	31,632	32,573
Total lease liabilities	$60,429	$61,719

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2022	$11,887	$4,020
2023	8,664	3,908
2024	4,599	3,291
2025	1,418	3,020
2026	953	2,828
After 2026	5,814	26,492
Total lease cash payments	$33,335	$43,559
Less: discount	7,173	9,292
Present value of lease liabilities	$26,162	$34,267

The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2021 and 2020 was $14.3 million and $12.1 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2021 and 2020 was $2.4 million and $0.8 million, respectively, in financing cash flows.

As of December 31, 2021, our finance and operating leases had a weighted average lease term of approximately 13.4 and 4.9 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases is approximately 4.1% and 4.8%, respectively. As of December 31, 2020, our finance and operating leases had a weighted average lease term of approximately 14.2 and 4.7 years, respectively. The weighted average discount rate of our finance and operating leases is approximately 3.7% and 4.7%, respectively.

For the year ended December 31, 2021, we incurred approximately $14.2 million of expense related to our operating leases, approximately $2.7 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2020, we incurred approximately $12.5 million of expense related to our operating leases, approximately $2.6 million of amortization on our finance lease right-of-use assets and approximately $1.2 million of interest expense on our finance lease liabilities. For the years ended December 31, 2021 and 2020, the cost of our short term leases with a term less than 12 months was approximately $0.8 million and $1.9 million, respectively.

Note 8. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2021			Balance at December 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$120,245	$150,755	$271,000	$98,709	$172,291

Amortization expense was $21.5 million for the years ended December 31, 2021, 2020 and 2019 and is recorded in cost of product revenues on the consolidated statement of operations.  Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$43,075

Goodwill

There were no changes to the carrying amount of goodwill for the years ended December 31, 2021 and 2020.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Royalties	$168,412	$106,011
Clinical related costs	109,486	115,897
Sales allowances	136,541	73,204
Sales and marketing	35,750	12,699
Construction in progress	27,098	22,807
Operating lease liabilities	10,554	12,674
Other current liabilities	45,754	35,112
Total accrued and other current liabilities	$533,595	$378,404

Note 10. Stockholders’ Equity

Preferred Stock.  We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2021 and 2020. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

Common Stock.  We are authorized to issue 400,000,000 shares of common stock.

Stock Compensation Plans.  As of December 31, 2021, we had a total of 10,794,273 shares of our common stock available for future issuance related to our stock plans as described below.

2010 Stock Incentive Plan.  In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended and restated in May 2021, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options are granted to employees, consultants, and scientific advisors under the 2010 Stock Plan, pursuant to a formula determined by our Board of Directors. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after ten years.

In May 2021, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 44,453,475 to 53,953,475.

Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2020	12,115,288	$88.31
Options granted	2,540,313	$84.92
Options exercised	(622,944)	$66.44
Options cancelled	(1,269,197)	$91.44
Balance at December 31, 2021	12,763,460	$88.39

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

Options to purchase a total of 8,024,951, 6,732,942 and 6,896,492 shares as of December 31, 2021, 2020 and 2019, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31,

2021, 2020 and 2019 were $12.7 million, $87.5 million and $113.8 million, respectively. At December 31, 2021, the aggregate intrinsic value of options outstanding and vested options are $13.5 million and $13.4 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2021 under the 2010 Stock Plan:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$22.05 - $68.62	1,304,595	6.05	$64.71	1,048,050	$64.04
$68.82 - $69.35	89,030	8.35	69.15	31,252	68.95
$72.27 - $72.27	1,470,150	6.88	72.27	770,726	72.27
$72.58 - $80.50	1,614,398	5.77	77.49	1,131,015	76.77
$80.56 - $83.58	1,338,974	9.26	83.34	72,885	81.68
$83.83 - $85.01	1,371,805	6.14	84.52	1,008,722	84.42
$85.34 - $94.63	1,655,056	7.63	91.18	927,332	92.12
$95.34 - $101.79	1,293,897	3.88	96.28	876,609	96.33
$102.65 - $113.64	1,853,430	6.11	109.99	1,386,235	111.21
$115.19 - $138.52	772,125	4.93	128.71	772,125	128.71
	12,763,460			8,024,951

Restricted Stock Units and Performance Shares

In 2014, we began granting restricted stock units (“RSUs”) and performance shares (“PSUs”) to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. Each RSU granted in connection with our annual equity awards will vest 25% annually over four years, while each RSU granted as outstanding merit awards or as part of retention award programs will vest in a single installment at the end of four years.

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the years ended December 31, 2021, 2020 and 2019, we recorded $8.3 million, $13.9 million and $9.9 million, respectively, of stock compensation expense for PSUs on our consolidated statements of operations.

RSU and PSU award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2020	3,284,583	$87.42
RSUs granted	2,102,386	$82.39
PSUs granted	214,449	$74.26
RSUs released	(857,367)	$87.82
PSUs released	(200,353)	$68.08
RSUs cancelled	(409,333)	$89.17
PSUs cancelled	(167,477)	$72.48
Balance at December 31, 2021	3,966,888	$84.91

The following table summarizes our shares available for grant under the 2010 Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available
for Grant
Balance at December 31, 2020	5,515,182
Additional authorization	9,500,000
Options, RSUs and PSUs granted	(7,174,371)
Options, RSUs and PSUs cancelled	2,272,487
Balance at December 31, 2021	10,113,298

Employee Stock Purchase Plan.  On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in April 2020 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 264,503, 258,453 and 239,590 shares under the ESPP in 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, we recorded stock compensation expense of $4.6 million, $4.6 million and $3.4 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2021, 680,975 shares remain available for issuance under the ESPP.

Note 11. Stock Compensation

We recorded $183.0 million, $177.9 million and $166.6 million, respectively, of stock compensation expense for the years ended December 31, 2021, 2020 and 2019. Stock compensation expense within the consolidated statements of operations included research and development expense for the years ended December 31, 2021, 2020 and 2019 of $114.3 million, $120.4 million and $114.0 million, respectively. Stock compensation expense within the consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2021, 2020 and 2019 of $67.0 million, $56.6 million and $51.9 million, respectively. Stock compensation expense within the consolidated statements of operations also included cost of product revenues for the years ended December 31, 2021, 2020 and 2019 of $1.7 million, $1.0 million and $0.7 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we capitalized $2.1 million, $0.6 million and $0.4 million, respectively, of stock compensation expense as part of the cost of assets.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	For the year ended December 31,			For the year ended December 31,
	2021	2020	2019	2021	2020	2019
Average risk-free interest rates	0.62%	0.80%	2.27%	0.40%	0.17%	1.82%
Average expected life (in years)	5.01	4.98	5.27	0.50	0.50	0.50
Volatility	39%	40%	45%	33%	45%	31%
Weighted-average fair value (in dollars)	29.03	32.65	32.38	18.02	19.13	14.04

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

Total compensation cost of options granted but not yet vested as of December 31, 2021, was $62.2 million, which is expected to be recognized over the weighted average period of 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2021, was $162.9 million, which is expected to be recognized over the weighted average period of 1.9 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2021, was $24.3 million, which is expected to be recognized over the weighted average period of 1.9 years, should the underlying performance conditions be deemed probable of achievement.

Note 12. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. The (benefit) provision for income taxes is based on income (loss) before (benefit) provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$991,873	$(16,609)	$712,486
Non-U.S.	(421,429)	(215,609)	(225,695)
Income (loss) before (benefit) provision for income taxes	$570,444	$(232,218)	$486,791

On a periodic basis, we reassess the valuation allowance on our deferred income tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the fourth quarter of 2021, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated and U.S. income over the three years ended December 31, 2021, consistent growth in product revenues, and expectations regarding future profitability. We also assessed negative evidence, including the potential impact of competition, clinical failures and patent expirations on our projections. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that the majority of our U.S. deferred tax assets would be realized in the future and released the associated valuation allowance as of December 31, 2021. This resulted in a benefit of $569.0 million. As of December 31, 2021, we maintained a valuation allowance of $408.2 million against a portion of our remaining U.S. deferred tax assets as well as select state and foreign deferred tax assets.

Our (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$50,565	$43,595	$23,526
State	32,505	18,881	11,553
Foreign	4,397	1,353	5,183
	87,467	63,829	40,262
Deferred:
Federal	(407,852)	—	—
State	(57,677)	—	(205)
Foreign	(75)	(350)	(172)
	(465,604)	(350)	(377)
Total (benefit) provision for income taxes	$(378,137)	$63,479	$39,885

A reconciliation of income taxes at the U.S. federal statutory rate to the (benefit) provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision (benefit) at U.S. federal statutory rate	$119,793	$(48,766)	$102,226
State and local income taxes	34,461	(21,637)	15,109
Foreign tax rate differential	55,171	30,839	57,351
Income tax credits	(55,139)	(38,221)	(60,072)
Change in valuation allowance	(523,279)	158,815	(70,264)
Foreign-derived intangible income	(28,259)	(22,830)	(9,153)
Stock based compensation	15,497	2,802	(414)
Other	3,618	2,477	5,102
(Benefit) provision for income taxes	$(378,137)	$63,479	$39,885

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate of 21%.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$137,935	$128,088
Federal and state research credits	206,184	305,099
Capitalized research and development	59,247	43,806
Deferred revenue and accruals	42,326	27,467
Non-cash compensation	83,002	75,867
Acquisition-related contingent consideration	31,450	32,658
Intangibles, net	305,228	289,848
Long term investments	34,733	25,968
Other	15,991	26,422
Total gross deferred tax assets	916,096	955,223
Less valuation allowance for deferred tax assets	(408,180)	(930,209)
Net deferred tax assets	$507,916	$25,014

Deferred tax liabilities:
Property and equipment	$(33,259)	$(19,880)
Other	(7,119)	(3,080)
Total gross deferred tax liabilities	(40,378)	(22,960)
Net deferred tax assets	$467,538	$2,054

The valuation allowance for deferred tax assets decreased by approximately $522.0 million during the year ended December 31, 2021, increased by approximately $159.7 million during the year ended December 31, 2020 and decreased by approximately $66.5 million during the year ended December 31, 2019.  The net valuation allowance decrease during 2021 was primarily due to the valuation allowance release on the majority of our U.S. deferred tax assets mentioned above.

As of December 31, 2021, we had net operating loss (“NOL”) carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
State	$296,112	2022 through 2041; indefinite
Foreign	1,422,407	2022 through 2028
Research and development credit carryforwards
Federal	114,595	2037 through 2041
State	21,062	2021 through 2040; indefinite
Orphan drug tax credit carryforwards	121,389	2036 through 2041

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized, we would recognize a tax benefit of $50.1 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$31,597	$24,251
Additions related to prior periods tax positions	28,488	3,953
Reductions related to prior periods tax positions	(311)	(216)
Additions related to current period tax positions	3,042	4,119
Settlements	(95)	(201)
Reductions due to lapse of applicable statute of limitations	(288)	(397)
Currency translation adjustment	(74)	88
Balance at end of year	$62,359	$31,597

Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the year ending December 31, 2021, we recorded interest and penalties as a component of income tax expense of $0.6 million and during the year ended December 31, 2020, we recorded a negligible reduction to interest and penalties as a component of income tax expense. We do not anticipate any significant changes to our unrecognized tax benefits during the next twelve months.

We file U.S. federal, state and local income tax returns and income tax returns in various foreign jurisdictions, with statutes of limitation generally ranging from three to five years during which such tax returns may be audited by the relevant tax authorities. Those statutes could be extended due to NOL or tax credit carryforwards generated during these periods that are subsequently utilized in open tax periods.  In general, tax authorities have the ability to adjust the NOL carryforward or tax credits for three years after utilization of that year’s tax attribute carryforward.

Note 13. Net Income (Loss) Per Share

Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs, PSUs and common shares issuable upon conversion of the 1.25% convertible senior notes that matured in November 2020 (the “2020 Notes”) using the if-converted method. Common shares issuable upon conversion of the 2020 Notes were excluded from the diluted net income (loss) per share computation for 2019 as their share effect was anti-dilutive.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Basic Net Income (Loss) Per Share
Basic net income (loss)	$948,581	$(295,697)	$446,906
Weighted average common shares outstanding	220,428	218,073	214,913

Basic net income (loss) per share	$4.30	$(1.36)	$2.08

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$948,581	$(295,697)	$446,906
Weighted average common shares outstanding	220,428	218,073	214,913

Dilutive stock options and awards	1,646	—	2,744

Weighted average shares used to compute diluted net income (loss) per share	222,074	218,073	217,657

Diluted net income (loss) per share	$4.27	$(1.36)	$2.05

The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2021	2020	2019
Outstanding stock options and awards	10,106,837	15,274,871	9,349,889
Common shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2020	—	—	368,939
Total potential common shares excluded from diluted net income (loss) per share computation	10,106,837	15,274,871	9,718,828

Note 14. Employee Benefit Plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $16.7 million, $13.4 million and $11.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Included in the 2021, 2020 and 2019 defined contribution expense was $2.4 million, $1.7 million and $1.6 million, respectively, of expense related to matching contributions under the non-U.S. defined contribution plans.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2021 for the plans was determined using a discount rate of 0.20% and rate of compensation increase of 2.00%. The 2021 net periodic benefit cost for the plans was determined using discount rates of 0.10%, rates of compensation increase of 2.00% and long-term expected return on plan assets of 0.10%. The benefit obligation at December 31, 2020 for the plans was determined using a discount rate of 0.10% and rate of compensation increase of 2.00%. The 2020 net periodic benefit cost for the plans was determined using discount rates of 0.30%, rates of compensation increase of 2.25% and long-term expected return on plan assets of 0.30%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Benefit obligation, beginning of year	$97,959	$62,770
Employer service cost	7,977	6,047
Interest cost	92	193
Plan participants' contributions	2,795	2,237
Actuarial loss	7,618	9,372
Plan change	5,595	—
Transfer of benefits net of payments from fund	12,834	11,057
Expenses paid from assets	(117)	(88)
Translation (gain) loss	(2,787)	6,371
Benefit obligation, end of year	131,966	97,959

Fair value of plan assets, beginning of year	61,265	38,662
Actual return on plan assets	12,396	260
Employer contributions	6,858	5,413
Plan participants' contributions	2,795	2,237
Transfer of benefits net of payments from fund	12,834	11,057
Expenses paid from assets	(117)	(88)
Translation gain	(2,036)	3,724
Fair value of plan assets, end of year	93,995	61,265

Unfunded liability, end of year	$37,971	$36,694

The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2021 and 2020. The accumulated benefit obligation is $120.9 million and $83.2 million as of December 31, 2021 and 2020, respectively.

The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost	$7,977	$6,047	$5,195
Interest cost	92	193	345
Expected return on plan assets	(60)	(126)	(241)
Amortization of prior service cost	217	216	214
Amortization of actuarial losses	1,154	667	247
Net periodic benefit cost	$9,380	$6,997	$5,760

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive loss were as follows, net of tax (in thousands):

	Year Ended December 31,
	2021	2020	2019
Pension liability, beginning of year	$23,831	$15,468	$9,146
Plan amendment	6,017	—	—
Net prior service costs	(217)	(216)	(214)
Net (gain) loss	(5,954)	8,579	6,536
Pension liability, end of year	$23,677	$23,831	$15,468

We expect to contribute a total of $6.4 million to the pension plans in 2022. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2022	$4,582
2023	4,688
2024	4,760
2025	5,308
2026	5,107
2027-2031	33,815
Total	$58,260

Note 15. Commitments and Contingencies

Commitments

In August 2021, we entered into a revolving credit and guaranty agreement (the “Credit Agreement”) among the Incyte Corporation, as borrower, subsidiary Incyte Holdings Corporation, as a guarantor, a group of lenders (the “Lenders”), and J.P. Morgan Chase Bank, N.A. as administrative agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured three-year revolving credit facility in an aggregate principal amount of up to $500.0 million. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company’s pro forma consolidated leverage ratio would not exceed 0.25 above its consolidated leverage ratio in effect immediately prior to giving effect to such increase.

Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate plus an applicable rate per annum varying from 0.125% to 0.875% depending on the consolidated leverage ratio or (b) a Eurodollar rate plus an applicable rate per annum varying from 1.125% to 1.875% depending on the consolidated leverage ratio. Commitment fees payable on the undrawn amount range from 0.150% per annum to 0.225% per annum, based on our consolidated leverage ratio.

As of December 31, 2021, we are in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding. We capitalized approximately $1.3 million in debt issuance costs related to the execution of the Credit Agreement. The debt issuance costs are being amortized over the term of the facility.

Contingencies

In December 2018, we received a civil investigative demand from the U.S. Department of Justice (“DOJ”) for documents and information relating to our speaker programs and patient assistance programs, including our support of non-profit organizations that provide financial assistance to eligible patients. In November 2019, the qui tam complaint underlying the DOJ inquiry was unsealed (“Complaint”), at which time we learned that a former employee whom we had terminated had made certain allegations relating to the programs described above. We filed an Answer to the Complaint on January 22, 2020 and on November 12, 2020 we filed a Motion for Summary Judgment (“Motion”).  All briefing on the Motion was completed on December 22, 2020.  While we deny that any improper claims were submitted to government payers, we agreed on May 4, 2021 to settle the matter with the DOJ Civil Division for $12.6 million, plus certain statutory fees, which was recorded in selling, general and administrative expense during the year ended December 31, 2021.

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

Note 16. Segment Information

We currently operate in one operating business segment focused on the global discovery, development and commercialization of proprietary therapeutics. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. We do not operate in any material separate lines of business or separate business entities with respect to our products or product development.

During the year ended December 31, 2021, total revenues generated by subsidiaries in the United States was approximately $2.9 billion and total revenues generated from subsidiaries in Europe was approximately $124.1 million.  During the year ended December 31, 2020, total revenues generated by subsidiaries in the United States was approximately $2.6 billion and total revenues generated from subsidiaries in Europe was approximately $105.0 million. During the year ended December 31, 2019, total revenues generated by subsidiaries in the United States was approximately $2.1 billion and total revenues generated from subsidiaries in Europe was approximately $90.0 million.

As of December 31, 2021, property and equipment, net was approximately $434.2 million in the United States, approximately $286.8 million in Europe and approximately $2.9 million in Japan. As of December 31, 2020, property and equipment, net was approximately $336.9 million in the United States and approximately $218.0 million in Europe and approximately $4.7 million in Japan.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Incyte Corporation

Opinion on Internal Control over Financial Reporting

We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Incyte Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 8, 2022 expressed an unqualified opinion thereon.

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

February 8, 2022

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders to be held on June 15, 2022 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

3(ii)	Bylaws of the Company, as amended as of February 18, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 19, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to the Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.2

Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1#

Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended and restated May 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2021).

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
10.8#

1997 Employee Stock Purchase Plan of Incyte Corporation, as amended and restated effective November 17, 2020 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.10#

Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Paula J. Swain (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.19.1††

First Amendment, dated as of July 17, 2020, to Collaboration and License Agreement entered into as of January 12, 2020 by and among the Company, MorphoSys AG and MorphoSys US Inc. (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.19.2

Second Amendment, dated as of January 8, 2021, to Collaboration and License Agreement entered into as of January 12, 2020 by and among the Company, MorphoSys AG and MorphoSys US Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.20

Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.21

Revolving Credit and Guaranty Agreement, dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Exhibit Number	Description of Document
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
101	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
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

Date: February 8, 2022

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

Signature	Title	Date
/s/ Hervé Hoppenot	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 8, 2022
Hervé Hoppenot

/s/ Christiana Stamoulis	Chief Financial Officer (Principal Financial Officer)	February 8, 2022
Christiana Stamoulis

/s/ Paul Trower	Division VP, Finance (Principal Accounting Officer)	February 8, 2022
Paul Trower

/s/ Julian C. Baker	Director	February 8, 2022
Julian C. Baker

/s/ Jean-Jacques Bienaimé	Director	February 8, 2022
Jean-Jacques Bienaimé

/s/ Otis W. Brawley	Director	February 8, 2022
Otis W. Brawley

/s/ Paul J. Clancy	Director	February 8, 2022
Paul J. Clancy

/s/ Wendy L. Dixon	Director	February 8, 2022
Wendy L. Dixon

/s/ Jacqualyn A. Fouse	Director	February 8, 2022
Jacqualyn A. Fouse

/s/ Edmund P. Harrigan	Director	February 8, 2022
Edmund P. Harrigan

/s/ Katherine A. High	Director	February 8, 2022
Katherine A. High