Form 10-Q
period 2022-03-31
INCYTE CORP
filed 2022-05-03
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 221,505,011 as of April 26, 2022.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	March 31,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,256,759	$2,057,440
Marketable securities—available-for-sale (amortized cost $291,613 and $291,871 as of March 31, 2022 and December 31, 2021, respectively; allowance for credit losses $0 as of March 31, 2022 and December 31, 2021)	287,401	290,752
Accounts receivable	562,344	616,300
Inventory	35,457	27,904
Prepaid expenses and other current assets	146,130	126,278
Total current assets	3,288,091	3,118,674

Restricted cash and investments	1,700	1,720
Long term investments	174,681	221,266
Inventory	35,384	29,034
Property and equipment, net	729,217	723,920
Finance lease right-of-use assets, net	27,392	27,548
Other intangible assets, net	145,371	150,755
Goodwill	155,593	155,593
Deferred income tax asset	465,369	467,538
Other assets, net	31,423	37,304
Total assets	$5,054,221	$4,933,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,547	$172,110
Accrued compensation	83,657	108,962
Accrued and other current liabilities	609,290	533,595
Finance lease liabilities	2,796	2,635
Acquisition-related contingent consideration	37,873	37,006
Total current liabilities	886,163	854,308

Acquisition-related contingent consideration	204,127	206,994
Finance lease liabilities	31,385	31,632
Other liabilities	69,474	70,414
Total liabilities	1,191,149	1,163,348

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 221,409,550 and 221,084,433 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	221	221
Additional paid-in capital	4,625,780	4,567,111
Accumulated other comprehensive loss	(23,047)	(19,454)
Accumulated deficit	(739,882)	(777,874)
Total stockholders’ equity	3,863,072	3,770,004
Total liabilities and stockholders’ equity	$5,054,221	$4,933,352

*   The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product revenues, net	$605,821	$504,811
Product royalty revenues	122,414	99,907
Milestone and contract revenues	5,000	—

Total revenues	733,235	604,718

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	42,614	29,220
Research and development	353,373	306,896
Selling, general and administrative	209,584	153,795
Change in fair value of acquisition-related contingent consideration	6,382	5,526
Collaboration loss sharing	4,742	10,484

Total costs and expenses	616,695	505,921

Income from operations	116,540	98,797
Other income (expense), net	1,260	(1,407)
Interest expense	(680)	(359)
Unrealized loss on long term investments	(46,585)	(27,709)

Income before provision for income taxes	70,535	69,322

Provision for income taxes	32,543	15,787

Net income	$37,992	$53,535

Net income per share:
Basic	$0.17	$0.24
Diluted	$0.17	$0.24

Shares used in computing net income per share:
Basic	221,326	219,801
Diluted	222,950	221,867

See accompanying notes.

INCYTE CORPORATION

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$37,992	$53,535

Other comprehensive loss:
Foreign currency translation loss	(782)	(5,308)
Unrealized loss on marketable securities, net of tax	(3,093)	(32)
Defined benefit pension gain, net of tax	282	342
Other comprehensive loss	(3,593)	(4,998)

Comprehensive income	$34,399	$48,537

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

	For the Three Months Ended March 31, 2021
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844

	For the Three Months Ended March 31, 2022
					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balances at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$37,992	$53,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,438	13,838
Stock-based compensation	43,841	47,358
Deferred income taxes	2,106	70
Other, net	2,091	4,622
Unrealized loss on long term investments	46,585	27,709
Change in fair value of acquisition-related contingent consideration	6,382	5,526
Changes in operating assets and liabilities:
Accounts receivable	53,956	84,637
Prepaid expenses and other assets	(13,971)	(10,777)
Inventory	(13,903)	(4,406)
Accounts payable	(19,563)	(13,709)
Accrued and other liabilities	53,787	(2,308)
Net cash provided by operating activities	215,741	206,095
Cash flows from investing activities:
Purchase of long term investments	—	(8,662)
Sale of long term investments	—	1,080
Capital expenditures	(17,006)	(48,083)
Purchases of marketable securities	—	(39,301)
Sale and maturities of marketable securities	258	35,213
Net cash used in investing activities	(16,748)	(59,753)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	16,398	22,376
Tax withholdings related to restricted and performance share vesting	(2,161)	(2,348)
Payment of finance lease liabilities	(668)	(573)
Payment of contingent consideration	(13,473)	(6,620)
Net cash provided by financing activities	96	12,835
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	210	(2,331)
Net increase in cash, cash equivalents, restricted cash and investments	199,299	156,846
Cash, cash equivalents, restricted cash and investments at beginning of period	2,059,160	1,514,765
Cash, cash equivalents, restricted cash and investments at end of period	$2,258,459	$1,671,611
Supplemental Schedule of Cash Flow Information
Income taxes paid	$3,472	$339
Unpaid purchases of property and equipment	$15,764	$21,262
Leased assets obtained in exchange for new operating lease liabilities	$1,618	$1,898
Leased assets obtained in exchange for new finance lease liabilities	$584	$68

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1.     Organization and business

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

Note 2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed consolidated balance sheet at December 31, 2021 has been derived from our audited consolidated financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Note 3.     Revenues

Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
JAKAFI revenues, net	$544,464	$465,710
ICLUSIG revenues, net	26,069	25,645
PEMAZYRE revenues, net	18,032	13,456
MINJUVI revenues, net	4,502	—
OPZELURA revenues, net	12,754	—
Total product revenues, net	605,821	504,811
JAKAVI product royalty revenues	70,867	65,602
OLUMIANT product royalty revenues	48,064	32,258
TABRECTA product royalty revenues	3,483	2,047
Total product royalty revenues	122,414	99,907
Milestone and contract revenues	5,000	—
Total revenues	$733,235	$604,718

For further information on our revenue-generating contracts, refer to Note 7.

Note 4.     Fair value of financial instruments

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
March 31, 2022
Debt securities (government)	$291,613	$(4,212)	$287,401

December 31, 2021
Debt securities (government)	$291,871	$(1,119)	$290,752

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of March 31, 2022 and December 31, 2021, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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

At March 31, 2022 and December 31, 2021, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2022.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2022
Cash and cash equivalents	$2,256,759	$—	$—	$2,256,759
Debt securities (government)	—	287,401	—	287,401
Long term investments (Note 7)	174,681	—	—	174,681
Total assets	$2,431,440	$287,401	$—	$2,718,841

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash and cash equivalents	$2,057,440	$—	$—	$2,057,440
Debt securities (government)	—	290,752	—	290,752
Long term investments (Note 7)	221,266	—	—	221,266
Total assets	$2,278,706	$290,752	$—	$2,569,458

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2022
Acquisition-related contingent consideration	$—	$—	$242,000	$242,000
Total liabilities	$—	$—	$242,000	$242,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Acquisition-related contingent consideration	$—	$—	$244,000	$244,000
Total liabilities	$—	$—	$244,000	$244,000

The following is a roll forward of our Level 3 liabilities (in thousands):

2022
Balance at January 1,	$244,000
Contingent consideration earned during the period but not yet paid	(8,382)
Change in fair value of contingent consideration	6,382
Balance at March 31,	$242,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2022 and December 31, 2021 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three months ended March 31, 2022 was due primarily to the passage of time.

We make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2022 and December 31, 2021, contingent consideration earned but not yet paid was $8.4 million and $19.6 million, respectively, and was included in accrued and other current liabilities.

Note 5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 24% and 36% of the accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.  For further information relating to these collaboration and license agreements, refer to Note 7.

In November 2011, we began commercialization and distribution of JAKAFI, in April 2020, we began commercialization and distribution of PEMAZYRE, and in October 2021, we began commercialization and distribution of OPZELURA to a number of customers. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI, PEMAZYRE and OPZELURA product revenues is as follows:

	Percentage of Total Net
	Product Revenues for the
	Three Months Ended
	March 31,
	2022	2021
Customer A	19%	18%
Customer B	12%	13%
Customer C	18%	17%
Customer D	6%	10%
Customer E	10%	—%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in aggregate, 36% and 31% of the accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of March 31, 2022 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of March 31, 2022 and December 31, 2021, we had no allowance for doubtful accounts.

Note 6.     Inventory

Our inventory balance consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$14,717	$1,275
Work-in-process	37,267	39,895
Finished goods	18,857	15,768
Total inventory	$70,841	$56,938

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2022, $35.5 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2022, $35.4 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

We capitalize inventory after FDA approval as the related costs are expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations. At March 31, 2022, inventory with approximately $69.9 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre commercialization inventory over the next 31 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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

Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). We have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $280.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through March 31, 2022.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three months ended March 31, 2022 and 2021, such royalties on net sales within the United States totaled $21.7 million and $17.8 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, $162.1 million and $148.1 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

For the three months ended March 31, 2022 and 2021, we recorded $70.8 million and $65.6 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the three months ended March 31, 2022 and 2021, we recorded $3.5 million and $2.0 million, respectively, of product royalty revenues related to Novartis net sales of TABRECTA worldwide.

Lilly - Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. We have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $265.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones through March 31, 2022.

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

Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three months ended March 31, 2022 and 2021 was $48.0 million and $32.3 million, respectively.

Lilly - Ruxolitinib

In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. Lilly is eligible to receive up to $40.0 million in regulatory milestone payments relating to ruxolitinib in the GVHD field. In May 2019, the approval of JAKAFI in steroid-refractory acute GVHD triggered a $20.0 million milestone payment to Lilly. In March 2022, the positive recommendation from the European Medicines Agency for regulatory approval of ruxolitinib in the GVHD field triggered an additional $20.0 million milestone payment to Lilly, which was recorded as research and development expense in our condensed consolidated statements of operations.

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

As of March 31, 2022, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.

In addition, in 2017 we also agreed to purchase 10.0 million shares of Agenus common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share. The fair market value of our long term investment in Agenus as of March 31, 2022 and December 31, 2021 was $29.7 million and $38.9 million, respectively. In 2020, we sold an aggregate of approximately 3.7 million shares of Agenus common stock resulting in gross proceeds of approximately $17.2 million. In 2021, we sold an aggregate of approximately 2.0 million shares of Agenus common stock resulting in gross proceeds of approximately $10.5 million. As of March 31, 2022, we owned less than 5% of the outstanding shares of Agenus common stock.

We intend to hold the investment in Agenus for the foreseeable future and therefore, are accounting for our shares held in Agenus at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, we recorded an unrealized loss of $9.2 million and $5.9 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.

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

For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States.  If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. As of March 31, 2022, we have paid Merus milestones totaling $2.0 million.

In addition, in 2016 we entered into a Share Subscription Agreement with Merus, pursuant to which we agreed to purchase 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. The fair market value of our total long term investment in Merus as of March 31, 2022 and December 31, 2021 was $93.9 million and $112.9 million, respectively. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. As of March 31, 2022, we owned approximately 8% of the outstanding common shares of Merus.

We have concluded that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three months ended March 31, 2022 and 2021 we recorded an unrealized loss of $19.0 million and an unrealized gain of $9.4 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.

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

As of March 31, 2022, we have paid Calithera milestones totaling $12.0 million. Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020.  As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera is eligible to receive $720.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158. We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

In addition, in 2017, we entered into a Stock Purchase Agreement with Calithera for the purchase of 1.7 million common shares of Calithera for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. The fair market value of our long term investment in Calithera at March 31, 2022 and December 31, 2021 was $0.7 million and $1.1 million, respectively. As of March 31, 2022, we owned approximately 2% of the outstanding shares of Calithera common stock.

We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021 we recorded an unrealized loss of $0.5 million and $4.3 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods.

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

As of March 31, 2022, we have paid MacroGenics developmental milestones totaling $70.0 million.  MacroGenics is eligible to receive up to an additional $365.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

Research and development expenses for the three months ended March 31, 2022 and 2021 also included $13.5 million and $13.6 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At March 31, 2022 and December 31, 2021, a total of $0.4 million and $0.7 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in 2018, we entered into a Stock Purchase Agreement with Syros for the purchase of 0.8 million shares of common stock of Syros for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  Subsequently in 2018, we entered into an Amended Stock Purchase Agreement with Syros for the purchase of an additional 0.1 million common shares of Syros for an aggregate purchase price of $1.4 million in cash, or $9.55 per share. The fair market value of our long term investment in Syros as of March 31, 2022 and December 31, 2021 was $1.1 million and $3.1 million, respectively. As of March 31, 2022, we owned less than 2% of the outstanding shares of Syros common stock.

We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets.  For the three months ended March 31, 2022 and 2021, we recorded an unrealized loss of $1.9 million and $3.2 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.

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

We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of Innovent and decisions made by regulatory agencies. In March 2022, we recognized a $5.0 million milestone for approval of PEMAZYRE (pemigatinib) in China.

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

In addition, under the terms of the agreement and pursuant to a related purchase agreement, we agreed to purchase American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). The fair market value of our long term investment in MorphoSys as of March 31, 2022 and December 31, 2021, was $24.6 million and $34.2 million, respectively. As of March 31, 2022, we owned approximately 3% of the outstanding shares of MorphoSys common stock.

We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, we recorded an unrealized loss of $9.6 million and $23.7 million, respectively, based on the change in fair  value of MorphoSys’ common stock during the respective periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the three months ended March 31, 2022 and 2021 was $4.7 million and $10.5 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three months ended March 31, 2022 and 2021, includes $21.0 million and $14.9 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At March 31, 2022 and December 31, 2021, $41.5 million and $21.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to MorphoSys under the agreement.

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

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”).  Axatilimab, currently in clinical development by Syndax, is a monoclonal antibody that blocks the colony stimulating factor-1 (CSF-1) receptor. Syndax has exclusive worldwide development and commercialization rights to axatilimab under a June 2016 license agreement with UCB Biopharma Sprl. The agreement became effective in December 2021.

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

In December 2021, we paid Syndax an upfront, non-refundable payment of $117.0 million, which was recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2021. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In addition, under the terms of the agreement and pursuant to a related stock purchase agreement, we agreed to purchase approximately 1.4 million shares of common stock of Syndax for an aggregate purchase price of $35.0 million, or $24.62 per share. We agreed, subject to limited exceptions, not to sell or otherwise transfer any of the shares for a six month period after the closing date of the sale. We completed the purchase of the shares on December 9, 2021 when the closing price on The Nasdaq Stock Market was $17.48 per share. Of the $35.0 million aggregate purchase price paid, $24.8 million was allocated to our stock purchase and was recorded within long term investments and $10.2 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2021. The fair market value of our long term investment in Syndax as of March 31, 2022 and December 31, 2021 was $24.7 million and $31.1 million. As of March 31, 2022, we owned approximately 3% of the outstanding shares of Syndax common stock.

We intend to hold the investment in Syndax for the foreseeable future and therefore, are accounting for our shares held in Syndax at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022, we recorded an unrealized loss of $6.4 million based on the change in fair value of Syndax’s common stock during the period.

Note 8.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Office equipment	$22,409	$22,554
Laboratory equipment	107,206	105,040
Computer equipment	85,328	79,871
Land	10,435	10,494
Building and leasehold improvements	435,770	434,321
Operating lease right-of-use assets	26,540	27,308
Construction in progress	227,340	220,052
	915,028	899,640
Less accumulated depreciation and amortization	(185,811)	(175,720)
Property and equipment, net	$729,217	$723,920

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

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. We have capitalized approximately $19.5 million in leasehold improvements as of March 31, 2022 relating to Morges.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of March 31, 2022, we have capitalized approximately $198.9 million in costs for construction, ground preparation and architectural and engineering studies. Inspection from competent authorities was finalized in March 2022, and we currently expect the facility to be GMP approved in the second half of 2022.

Note 9.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Royalties	$171,957	$168,412
Clinical related costs	137,241	109,486
Sales allowances	162,997	136,541
Sales and marketing	37,134	35,750
Construction in progress	15,763	27,098
Operating lease liabilities	9,904	10,554
Other current liabilities	74,294	45,754
Total accrued and other current liabilities	$609,290	$533,595

Note 10.     Stock compensation

We recorded $43.8 million and $47.3 million, respectively, of stock compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 included research and development expense of $26.3 million and $29.9 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 also included selling, general and administrative expense of $16.9 million and $17.2 million, respectively. Stock compensation expense included within our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 also included cost of product revenues of $0.6 million and $0.2 million, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted for options, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan

	For the Three Months Ended March 31,
	2022	2021	2022	2021
Average risk-free interest rates	1.47%	0.34%	2.28%	0.16%
Average expected life (in years)	4.66	4.68	0.24	0.25
Volatility	38%	39%	24%	39%
Weighted-average fair value (in dollars)	25.15	29.88	13.76	19.08

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

Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2021	12,763,460	$88.39
Options granted	1,088,674	$74.67
Options exercised	(240,894)	$68.07
Options cancelled	(433,634)	$84.35
Balance at March 31, 2022	13,177,606	$87.76

Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2021	3,966,888	$84.91
RSUs granted	302,153	$74.30
RSUs released	(113,019)	$83.95
RSUs cancelled	(99,567)	$86.46
PSUs cancelled	(1,063)	$65.76
Balance at March 31, 2022	4,055,392	$84.11

RSUs and PSUs are granted to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. Each RSU granted in connection with our annual equity awards will vest 25% annually over four years, while each RSU granted as outstanding merit awards or as part of retention award programs will vest in a single installment at the end of four years.

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three months ended March 31, 2022 and 2021, we recorded $1.8 million and $2.6 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available
for Grant
Balance at December 31, 2021	10,113,298
Options, RSUs and PSUs granted	(1,692,980)
Options, RSUs and PSUs cancelled	628,567
Balance at March 31, 2022	9,048,885

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of March 31, 2022, was $68.0 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2022, was $153.8 million, which is expected to be recognized over the weighted average period of approximately 1.9 years.  Total compensation cost of PSUs granted but not yet vested, as of March 31, 2022, was $25.1 million, which is expected to be recognized over the weighted average period of 1.6 years, should the underlying performance conditions be deemed probable of achievement.

Note 11.     Income taxes

For the three months ended March 31, 2022 and 2021, we recorded income tax expense of approximately $32.5 million and $15.8 million, respectively.  The tax expense for the three months ended March 31, 2022 increased as compared to that for the prior year period due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.

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

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $6.3 million during the three months ended March 31, 2022, resulting in movements to other liabilities and deferred income tax asset on the condensed consolidated balance sheet. The overall increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.

Note 12.    Net income per share

Net income per share was calculated as follows for the periods indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Basic net income	$37,992	$53,535

Weighted average common shares outstanding	221,326	219,801

Basic net income per share	$0.17	$0.24

Diluted net income	$37,992	$53,535

Weighted average common shares outstanding	221,326	219,801
Dilutive stock options and awards	1,624	2,066
Weighted average shares used to compute diluted net income per share	222,950	221,867

Diluted net income per share	$0.17	$0.24

The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended
	March 31,
	2022	2021
Outstanding stock options and awards	11,116,177	8,871,744

Note 13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2022 and 2021 was $4.9 million and $4.1 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Service cost	$2,522	$1,955
Interest cost	64	22
Expected return on plan assets	(1,071)	(15)
Amortization of prior service cost	194	54
Amortization of actuarial losses	88	288
Net periodic benefit cost	$1,797	$2,304

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $6.4 million to the pension plans in 2022 inclusive of the amounts contributed to the plan during the current period.

Note 14.    Contingencies

We have entered into the collaboration agreements described in Note 7, as well as various other collaboration agreements that are not individually, or in the aggregate, significant to our operating results or financial condition at this time. We may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these agreements, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:

●	the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) /MINJUVI® (tafasitamab), and OPZELURA™ (ruxolitinib) cream;
●	our plans to further develop our operations outside of the United States;
●	conducting clinical trials internally, with collaborators, or with clinical research organizations;
●	our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
●	our licensing, investment and commercialization strategies, including our plans to commercialize our drug products and drug candidates;
●	the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international regulatory authorities’ approval for our products in the United States and abroad;
●	the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
●	the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
●	our ability to manage expansion of our drug discovery and development operations;
●	future required expertise relating to clinical trials, manufacturing, sales and marketing;
●	obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
●	the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
●	plans to develop and commercialize products on our own;
●	plans to use third-party manufacturers;
●	plans for our manufacturing operations;
●	expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;
●	expectations with respect to reimbursement for our products;
●	the expected impact of recent accounting pronouncements and changes in tax laws;
●	expected losses; fluctuation of losses; currency translation impact associated with collaboration royalties;

●	our profitability; the adequacy of our capital resources to continue operations;
●	the need to raise additional capital;
●	the costs associated with resolving matters in litigation and governmental proceedings;
●	our expectations regarding competition;
●	expectations relating to the anticipated completion and GMP approval dates for our large molecule production facility;
●	our investments, including anticipated expenditures, losses and expenses;
●	our patent prosecution and maintenance efforts; and
●	the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize our drug products and drug candidates;
●	our ability to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities;
●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
●	our ability to maintain regulatory approvals to market our products;
●	our ability to achieve a significant market share in order to achieve or maintain profitability;
●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;

●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated construction, other delays or changes in plans or regulatory agency interactions relating to our large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	risks relating to our ability to sustain profitability;
●	risks related to public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine; and
●	the risks set forth under “Risk Factors.”

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

●	We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
●	If we or our collaborators are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government and other third-party payors, our results of operations and financial condition could be harmed.
●	A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI and most of our other products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
●	If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
●	If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
●	If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
●	If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
●	Competition for our products could harm our business and result in a decrease in our revenue.
●	The COVID-19 pandemic and measures to address the pandemic, as well as other geopolitical events, have adversely affected and could in the future adversely affect our business and results of operations.
●	We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
●	If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
●	Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
●	Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
●	If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
●	If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
●	Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
●	Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.
●	We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.
●	We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.

●	Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.
●	If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
●	The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
●	As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
●	If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
●	If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
●	We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
●	Risks associated with our operations outside of the United States could adversely affect our business.
●	If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
●	Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
●	We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
●	If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
●	Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
●	If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
●	Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
●	Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
●	If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
●	International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
●	Increasing use of social media could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

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

In March 2022, PEMAZYRE was approved by the National Medical Products Administration (NMPA) for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with a fibroblast growth receptor 2 (FGFR2) fusion or rearrangement as confirmed by a validated diagnostic test that have progressed after at least one prior line of systemic therapy.

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

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement. Based on data generated from these ongoing trials, we have initiated additional trials. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that may potentially benefit from treatment with pemigatinib and are initiating two Phase II trials – FIGHT-209 in patients with glioblastoma and FIGHT-210 in patients with non-small cell lung cancer.

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

In October 2021, we announced the FDA acceptance of a NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The submission was based on data from several Phase II studies (CITADEL-203, -204 and -205) evaluating parsaclisib as a treatment for relapsed or refractory NHLs (follicular, marginal zone and mantle cell). In January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the three indications in NHL. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory studies that we determined cannot be completed within a reasonable time period to support an accelerated approval. We have an ongoing EMA submission under review for MZL.

A Phase II trial of parsaclisib in patients with autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder, is ongoing. In June 2021, data from the Phase II trial were presented at EHA. The majority of patients achieved a response with parsaclisib over the initial 12-week treatment period and treatment with parsaclisib was generally well tolerated. Based on these results, we initiated a Phase III trial (PATHWAY) in warm AIHA. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.

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

Indication and status
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC in preparation
itacitinib (JAK1)	Treatment-naïve chronic GVHD: Phase II/III (GRAVITAS-309)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND)

1L DLBCL: Phase III (frontMIND)

r/r follicular & marginal zone lymphomas: Phase III (inMIND)

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) (topMIND)

r/r B-cell malignancies: PoC with lenalidomide and plamotamab being initiated[4]

pemigatinib (FGFR1/2/3)	CCA: Phase III (FIGHT-302) Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203) Glioblastoma: Phase II (FIGHT-209) being initiated NSCLC: Phase II (FIGHT-210) being initiated
parsaclisib (PI3Kδ)	Autoimmune hemolytic anemia: Phase III (PATHWAY)
retifanlimab (PD-1)[5]	SCAC: Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)

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

Earlier-Stage Development Programs in Hematology and Oncology

Oral PD-L1

In November 2021, we highlighted Phase I clinical safety and efficacy data for our oral PD-L1 program which included three compounds, INCB86550, INCB99280 and INCB99318. Tumor shrinkage was observed for all three oral PD-L1 inhibitors. With regards to safety, both INCB99280 and INCB99318 did not show peripheral neuropathy seen with INCB86550. In May 2022, the decision was made to prioritize the development of INCB99280 and INCB99318 based on positive therapeutic ratios.

INCB123667 (CDK2)

In the cell cycle, the serine threonine kinase, CDK2, regulates the transition from the G1 phase (cell growth) to the S-phase (DNA replication). INCB123667 is a novel, potent and selective oral small molecule inhibitor of CDK2 which has been shown to suppress tumor growth as monotherapy and in combination with standard of care, in Cyclin E amplified tumor models, in vivo. A Phase I dose-escalation and dose-expansion study of INCB123667 in adults with selected advanced or metastatic solid tumors is being initiated.

We also have a number of other earlier-stage clinical programs in hematology and oncology, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB81776 (AXL/MER), epacadostat (IDO1), INCB99280 (PD-L1), INCB99318 (PD-L1), INCB106385 (A2A/A2B), INCB123667 (CDK2)
Monoclonal antibodies[1]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3), INCA00186 (CD73)

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

We are currently evaluating ruxolitinib cream in a Phase III trial, TRuE-AD3, in pediatric atopic dermatitis patients ages ≥2 years to < 12 years. Two Phase III trials (TRuE-CHE1 and TRuE-CHE2) evaluating ruxolitinib cream in chronic hand eczema are in preparation.

In addition, we are evaluating ruxolitinib cream in vitiligo, and in May 2021, we announced positive topline results from the Phase III TRuE-V program evaluating ruxolitinib cream as a treatment for adolescent and adult patients with vitiligo. Both TRuE-V1 and TRuE-V2 studies met the primary and key secondary endpoints, including patient reported outcomes. The overall efficacy and safety profile of ruxolitinib cream was consistent with previously reported Phase II data, and no new safety signals were observed.

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

In December 2021, we announced that the U.S. FDA accepted for Priority Review the sNDA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥ 12 years) with vitiligo. In March 2022, we announced the FDA extended the review period for the sNDA by an additional three months to allow time to review additional data from the ongoing Phase III studies submitted by Incyte in response to the FDA’s information request. The Prescription Drug User Fee Act (PDUFA) target action date is July 18, 2022.

In March 2022, data from the Week 52 analysis of the Phase III TRuE-V program were presented at the American Academy of Dermatology (AAD) annual meeting. Treatment with 1.5% ruxolitinib cream twice daily (BID) resulted in further improvement in facial and total body repigmentation at Week 52. Results showed that at Week 52, approximately 50% of patients achieved > 75% improvement from baseline in the Facial Vitiligo Area Scoring Index (F-VASI75). The overall safety profile of ruxolitinib cream in vitiligo was consistent with previous study data and there were no clinically significant application site reactions or serious treatment-related adverse events related to ruxolitinib cream.

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

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)

Atopic dermatitis: Phase III pediatric study (TRuE-AD3)

Chronic hand eczema: Phase III (TRuE-CHE1 and TRuE-CHE2) being initiated

Vitiligo: Phase III (TRuE-V1, TRuE-V2; primary endpoint met in both studies); sNDA and MAA under review

ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II being initiated
INCB54707 (JAK1)	Hidradenitis suppurativa: Phase II Vitiligo: Phase II Prurigo nodularis: Phase II

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

In January 2022, Lilly announced the discontinuation of the Phase III development program for baricitinib in SLE based on top-line efficacy results from two pivotal Phase III trials (SLE-BRAVE-I and –II). The primary endpoint of SRI-

4 response was reached in SLE-BRAVE-I but was not reached in SLE-BRAVE-II and key secondary endpoints were not met in either study.

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase III trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase III portion of BRAVE-AA1. In September 2021, we and Lilly announced detailed results from BRAVE-AA1 and BRAVE-AA2 at the European Academy of Dermatology and Venereology Congress (EADV). The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo. In March 2022, we and Lilly announced positive 52 week results from BRAVE-AA1 and BRAVE-AA2 at the American Academy of Dermatology (AAD) annual meeting showing 40% of adults saw at least 80% scalp coverage. Regulatory applications for baricitinib as a treatment for alopecia areata have been submitted in the U.S., Europe and Japan.

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

In June 2020, we and Novartis announced that the MHLW approved TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC. In April 2022, we and Novartis announced a positive opinion from the CHMP based on data from the Phase II GEOMETRY mono-1 study showing an overall response rate (ORR) of 51.6% in a cohort evaluating second-line patients only and 44% in all previously-treated patients with advanced non-small cell lung cancer (NSCLC) harboring alterations leading to MET exon 14 skipping.

NSCLC is the most common type of lung cancer, impacting more than 2 million people per year globally. Approximately 3-4 percent of all patients with NSCLC have tumors with a mutation that leads to MET exon 14 skipping. Though rare, this mutation is an indicator of especially poor prognosis and poor responses to standard therapies, including immunotherapy.

Ruxolitinib

Graft-versus-host disease. In March 2022, we and Novartis announced a positive opinion from the CHMP for ruxolitinib in acute and chronic GVHD, based on data from the Phase III REACH2 and REACH3 trials. GVHD is a life-threatening complication of stem cell transplants, with no established standard of care in Europe for patients who do not adequately respond to first-line steroid treatment.

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD); approved in European Union and Japan Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2); submissions in U.S., EU, and Japan
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in United States and Japan; MAA under review; positive CHMP opinion received
ruxolitinib (JAK1/JAK2)[3]	Acute and chronic GVHD: MAA and J-NDA under review; positive CHMP opinion received

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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 7 of notes to the condensed consolidated financial statements.

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

Syndax

In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of SNDX-6352 (axatilimab), Syndax’s anti-CSF-1R monoclonal antibody. In March 2021, axatilimab was granted Orphan Drug Designation by the FDA for the treatment of chronic GVHD and a second designation in April 2021 for treatment of idiopathic pulmonary fibrosis. The Agreement became effective in December 2021. Under the terms of this agreement, we received exclusive commercialization rights outside of the United States, and Syndax has co-commercialization rights in the United States with respect to axatilimab.

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

For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Results of Operations

We recorded net income of $38.0 million and basic and diluted net income per share of $0.17 for the three months ended March 31, 2022, as compared to net income of $53.5 million and basic and diluted net income per share of $0.24 in the corresponding period in 2021.

Revenues

	For the Three Months Ended,
	March 31,
	2022	2021

	(in millions)
JAKAFI revenues, net	$544.5	$465.7
ICLUSIG revenues, net	26.1	25.6
PEMAZYRE revenues, net	18.0	13.5
MINJUVI revenues, net	4.5	—
OPZELURA revenues, net	12.8	—
Total product revenues, net	605.9	504.8
JAKAVI product royalty revenues	70.8	65.6
OLUMIANT product royalty revenues	48.0	32.3
TABRECTA product royalty revenues	3.5	2.0
Total product royalty revenues	122.3	99.9
Milestone and contract revenues	5.0	—
Total revenues	$733.2	$604.7

The increase in JAKAFI product revenues for the three months ended March 31, 2022 as compared to the corresponding period in 2021 was comprised of a volume increase of $43.3 million and a price increase of $35.5 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Three Months Ended March 31, 2022	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2022	$14,678	$99,304	$24,074	$4,740	$142,796
Allowances for current period sales	26,191	146,381	81,273	707	254,552
Allowances for prior period sales	(263)	(3,384)	(5)	—	(3,652)
Credits/payments for current period sales	(14,145)	(79,795)	(63,932)	—	(157,872)
Credits/payments for prior period sales	(11,515)	(45,308)	(8,230)	(699)	(65,752)
Balance at March 31, 2022	$14,946	$117,198	$33,180	$4,748	$170,072

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

Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The increase in OLUMIANT product royalty revenues for the three months ended March 31, 2022 as compared to the corresponding period in 2021 reflects an increase in net product sales as a result of the use of OLUMIANT for the treatment of COVID-19.

Cost of Product Revenues

	For the Three Months Ended,
	March 31,
	2022	2021

	(in millions)
Product costs	$12.0	$4.5
Salary and benefits related	2.2	1.3
Stock compensation	0.6	0.2
Royalty expense	22.4	17.8
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$42.6	$29.2

Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG. The increase in cost of product revenues for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to product related costs for our commercial products including OPZELURA.

Operating Expenses

Research and development expenses

	For the Three Months Ended,
	March 31,
	2022	2021

	(in millions)
Salary and benefits related	$84.5	$76.6
Stock compensation	26.3	29.9
Clinical research and outside services	210.1	171.8
Occupancy and all other costs	32.5	28.6
Total research and development expenses	$353.4	$306.9

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2022 as compared to the corresponding period in 2021 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three months ended March 31, 2022 as compared to the corresponding period in 2021 was primarily due continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $20.0 million and $11.5 million, respectively, for the three months ended March 31, 2022 and 2021. Research and development expenses for the three months ended March 31, 2022 and 2021 were net of $10.3 million and $3.6 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,
	March 31,
	2022	2021

	(in millions)
Salary and benefits related	$67.3	$47.9
Stock compensation	16.9	17.2
Other contract services and outside costs	125.4	88.7
Total selling, general and administrative expenses	$209.6	$153.8

The increase in salary and benefits related expense for the three months ended March 31, 2022 as compared to the corresponding period in 2021 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization and activities to support the launch of OPZELURA for the treatment of atopic dermatitis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to expenses related to our dermatology commercial organization and activities to support the launch of OPZELURA for the treatment of atopic dermatitis.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2022 and 2021 was $6.4 million and $5.5 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three months ended March 31, 2022 and 2021 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and share equally the profits and losses from the co-commercialization efforts. For the three months ended March 31, 2022 and 2021, our 50% share of the costs for tafasitamab was $4.7 million and $10.5 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense)

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,
	March 31,
	2022	2021

	(in millions)
Agenus	$(9.2)	$(5.9)
Calithera	(0.5)	(4.3)
Merus	(19.0)	9.4
MorphoSys	(9.6)	(23.7)
Syndax	(6.4)	—
Syros	(1.9)	(3.2)
Total unrealized loss on long term investments	$(46.6)	$(27.7)

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2022 and 2021 was $32.5 million and $15.8 million, respectively. The provision for income taxes increased as compared to that for the prior year period due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $0.7 billion as of March 31, 2022. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At March 31, 2022, we had available cash, cash equivalents and marketable securities of $2.5 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 was $215.7 million and $206.1 million, respectively. The increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments.  Net cash used in investing activities was $16.7 million for the three months ended March 31, 2022, which represented capital expenditures of $17.0 million, offset by the sale and maturity of marketable securities of $0.3 million.  Net cash used in investing activities was $59.8 million for the three months ended March 31, 2021, which represented purchases of marketable securities of $39.3 million, capital expenditures of $48.1 million, and purchase of long term equity investment of $8.7 million, offset in part by the sale and maturity of marketable securities of $35.2 million and the sale of long term investment of $1.1 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $0.1 million and $12.8 million, respectively, for the three months ended March 31, 2022 and 2021, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

Our capital expenditures for construction activities are discussed in Note 8 of notes to our condensed consolidated financial statements. In addition, in October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of March 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities and funds available under our revolving credit facility, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 7 of notes to the condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2022, marketable securities were $287.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2022, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2022, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

OTHER RISKS RELATING TO OUR BUSINESS

Public health epidemics and pandemics, such as the COVID-19 pandemic, have adversely affected and could in the future adversely affect our business, results of operations, and financial condition.

Our global operations expose us to risks associated with public health epidemics and pandemics, such as the COVID-19 pandemic that has spread globally.  The extent to which the COVID-19 pandemic and the measures taken to limit COVID-19’s spread impact our operations and those of our suppliers, collaborators, service providers and healthcare organizations serving patients, as well as demand for our drug products, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any future resurgence of the outbreak, additional or modified government actions, including any further restrictions or reopening of local, state or national social or economic activity, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

As a result of the COVID-19 pandemic, we have experienced and may in the future experience disruptions that could severely impact our business, results of operations and financial condition, including the following:

●	When the COVID-19 pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance of – direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to re-establish workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space or access may be limited, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
●	Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by government or employer imposed work from home orders and travel and workplace visitor restrictions resulting from measures to address the COVID-19 pandemic, as well as employee-initiated remote work and travel limitations resulting from, among other things, the spread of the COVID-19 variants. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders or travel restrictions.
●	Our clinical trials have been and will likely continue to be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients, the potential unwillingness of patients to enroll or continue in clinical trials for fear of exposure to COVID-19 at sites, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients. Also, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the COVID-19 pandemic has affected and may continue to affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

●	Regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
●	The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience capacity constraints and delays in producing materials for our drug products and product candidates if they are required, under the U.S. Defense Production Act or similar governmental mandates, to prioritize production of raw materials, supplies, drugs or vaccines to address COVID-19. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
●	Any deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.

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

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent, Zai Lab and InnoCare collaborations, we are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.

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

In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc.,

Calithera Biosciences, Inc., MacroGenics, Inc., Merus N.V., MorphoSys, Syros Pharmaceuticals, Inc., and Syndax Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.

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

We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products.  Any such recall could also harm our sales efforts and our reputation. To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 pandemic or geopolitical events such as the Russian invasion of Ukraine, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 pandemic and measures to address the COVID-19 pandemic, as well as the effects resulting from the Russian invasion of Ukraine and related sanctions and other actions, on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all.  We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, for the year ended December 31, 2021 and the three months ended March 31, 2022, we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States.  For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan and have opened an office in China. International operations and business expansion plans are subject to numerous additional risks, including:

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
●	difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
●	risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
●	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
●	financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	general political and economic conditions in the countries in which we operate, including terrorism and political unrest, geopolitical events such as the Russian invasion of Ukraine, curtailment of trade and other business restrictions, and uncertainties associated with the implementation of the relationship between the United Kingdom and the European Union;
●	public health risks, such as the effects of the COVID-19 pandemic, and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.

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

Business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions. In addition, geopolitical and other events, such as the Russian invasion of Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.  The occurrence of any of these business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses. We have engaged CROs to conduct clinical trials outside the United States, including a limited number of trials in Ukraine and Russia. We may not be able to complete any additional dosing or follow-up visits of patients in Ukraine who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine. Although the impact of Russia’s invasion is highly unpredictable, certain clinical trial activities have already been changed or suspended, and may continue to be changed, suspended or terminated, which could potentially increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

RISKS RELATING TO OUR FINANCIAL RESULTS

We may incur losses in the future, and we expect to continue to incur significant expenses to discover and develop drugs, which may make it difficult for us to achieve sustained profitability on a quarterly or annual basis in the future.

Due to historical net losses, we had an accumulated deficit of $0.7 billion as of March 31, 2022. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We derived a substantial portion of our revenues for the year ended December 31, 2021 and the three months ended March 31, 2022 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

Item 6.  Exhibits

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

INCYTE CORPORATION

Dated: May 3, 2022	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2022	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)