Form 10-Q
period 2022-06-30
INCYTE CORP
filed 2022-08-02
CIK 879169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 222,430,635 as of July 26, 2022.

INCYTE CORPORATION

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

INCYTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	June 30,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,435,381	$2,057,440
Marketable securities—available-for-sale (amortized cost $292,350 and $291,871 as of June 30, 2022 and December 31, 2021, respectively; allowance for credit losses $0 as of June 30, 2022 and December 31, 2021)	287,044	290,752
Accounts receivable	682,968	616,300
Inventory	54,502	27,904
Prepaid expenses and other current assets	165,950	126,278
Total current assets	3,625,845	3,118,674

Restricted cash and investments	1,644	1,720
Long term investments	149,784	221,266
Inventory	39,626	29,034
Property and equipment, net	721,328	723,920
Finance lease right-of-use assets, net	27,349	27,548
Other intangible assets, net	139,987	150,755
Goodwill	155,593	155,593
Deferred income tax asset	434,867	467,538
Other assets, net	23,012	37,304
Total assets	$5,319,035	$4,933,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,770	$172,110
Accrued compensation	93,145	108,962
Accrued and other current liabilities	598,808	533,595
Finance lease liabilities	3,036	2,635
Acquisition-related contingent consideration	36,915	37,006
Total current liabilities	926,674	854,308

Acquisition-related contingent consideration	200,085	206,994
Finance lease liabilities	31,157	31,632
Other liabilities	76,058	70,414
Total liabilities	1,233,974	1,163,348

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 221,875,396 and 221,084,433 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	222	221
Additional paid-in capital	4,688,985	4,567,111
Accumulated other comprehensive loss	(25,696)	(19,454)
Accumulated deficit	(578,450)	(777,874)
Total stockholders’ equity	4,085,061	3,770,004
Total liabilities and stockholders’ equity	$5,319,035	$4,933,352

*   The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenues, net	$663,851	$575,150	$1,269,672	$1,079,961
Product royalty revenues	117,546	120,559	239,960	220,466
Milestone and contract revenues	130,000	10,000	135,000	10,000

Total revenues	911,397	705,709	1,644,632	1,310,427

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	50,636	38,028	93,250	67,248
Research and development	347,196	343,511	700,569	650,407
Selling, general and administrative	253,277	168,859	462,861	322,654
Change in fair value of acquisition-related contingent consideration	3,313	4,632	9,695	10,158
Collaboration loss sharing	2,544	9,843	7,286	20,327

Total costs and expenses	656,966	564,873	1,273,661	1,070,794

Income from operations	254,431	140,836	370,971	239,633
Other income (expense), net	522	4,390	1,782	2,983
Interest expense	(678)	(358)	(1,358)	(717)
Unrealized (loss) gain on long term investments	(24,897)	26,765	(71,482)	(944)

Income before provision for income taxes	229,378	171,633	299,913	240,955

Provision for income taxes	67,946	22,177	100,489	37,964

Net income	$161,432	$149,456	$199,424	$202,991

Net income per share:
Basic	$0.73	$0.68	$0.90	$0.92
Diluted	$0.72	$0.67	$0.89	$0.91

Shares used in computing net income per share:
Basic	221,660	220,083	221,493	219,942
Diluted	223,661	222,250	223,277	222,061

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$161,432	$149,456	$199,424	$202,991

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,837)	1,876	(2,619)	(3,432)
Unrealized loss on marketable securities, net of tax	(1,094)	(133)	(4,187)	(165)
Defined benefit pension gain, net of tax	282	342	564	684
Other comprehensive income (loss)	(2,649)	2,085	(6,242)	(2,913)

Comprehensive income	$158,783	$151,541	$193,182	$200,078

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except number of shares)

					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balances at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072
Issuance of 274,693 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 189,684 shares of Common Stock under the ESPP	1	16,600	—	—	16,601
Issuance of 1,469 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	46,496	—	—	46,496
Other comprehensive income	—	—	(2,649)	—	(2,649)
Net income	—	—	—	161,432	161,432
Balances at June 30, 2022	$222	$4,688,985	$(25,696)	$(578,450)	$4,085,061

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited, in thousands, except number of shares)

					Total
	Common	Additional	Accumulated Other	Accumulated	Stockholders’
	Stock	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844
Issuance of 390,001 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 153,082 shares of Common Stock under the ESPP	—	11,016	—	—	11,016
Issuance of 1,288 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	45,351	—	—	45,351
Other comprehensive income	—	—	2,085	—	2,085
Net income	—	—	—	149,456	149,456
Balances at June 30, 2021	$220	$4,477,378	$(18,273)	$(1,523,464)	$2,935,861

See accompanying notes.

INCYTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$199,424	$202,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,945	28,295
Stock-based compensation	90,337	92,090
Deferred income taxes	32,475	(160)
Other, net	8,467	3,214
Unrealized loss on long term investments	71,482	944
Change in fair value of acquisition-related contingent consideration	9,695	10,158
Changes in operating assets and liabilities:
Accounts receivable	(66,668)	43,824
Prepaid expenses and other assets	(25,380)	(2,981)
Inventory	(37,190)	(16,287)
Accounts payable	22,660	23,333
Accrued and other liabilities	51,651	(6,382)
Net cash provided by operating activities	389,898	379,039
Cash flows from investing activities:
Purchase of long term investments	—	(8,662)
Sale of long term investments	—	9,328
Capital expenditures	(28,749)	(114,390)
Purchases of marketable securities	(43,988)	(102,288)
Sale and maturities of marketable securities	43,509	107,114
Net cash used in investing activities	(29,228)	(108,898)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	37,692	43,669
Tax withholdings related to restricted and performance share vesting	(6,854)	(12,625)
Payment of finance lease liabilities	(1,368)	(1,173)
Payment of contingent consideration	(13,473)	(13,357)
Net cash provided by financing activities	15,997	16,514
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	1,198	(2,159)
Net increase in cash, cash equivalents, restricted cash and investments	377,865	284,496
Cash, cash equivalents, restricted cash and investments at beginning of period	2,059,160	1,514,765
Cash, cash equivalents, restricted cash and investments at end of period	$2,437,025	$1,799,261
Supplemental Schedule of Cash Flow Information
Income taxes paid	$76,464	$35,996
Unpaid purchases of property and equipment	$8,952	$30,823
Leased assets obtained in exchange for new operating lease liabilities	$2,025	$7,217
Leased assets obtained in exchange for new finance lease liabilities	$1,308	$408

See accompanying notes.

INCYTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Note 2.     Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from our audited consolidated financial statements.

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

Note 3.     Revenues

Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
JAKAFI revenues, net	$597,673	$529,055	$1,142,137	$994,765
ICLUSIG revenues, net	26,224	28,189	52,293	53,834
PEMAZYRE revenues, net	18,983	17,906	37,015	31,362
MINJUVI revenues, net	4,411	—	8,913	—
OPZELURA revenues, net	16,560	—	29,314	—
Total product revenues, net	663,851	575,150	1,269,672	1,079,961
JAKAVI product royalty revenues	83,711	82,038	154,578	147,640
OLUMIANT product royalty revenues	30,254	36,045	78,318	68,303
TABRECTA product royalty revenues	3,581	2,476	7,064	4,523
Total product royalty revenues	117,546	120,559	239,960	220,466
Milestone and contract revenues	130,000	10,000	135,000	10,000
Total revenues	$911,397	$705,709	$1,644,632	$1,310,427

For further information on our revenue-generating contracts, refer to Note 7.

Note 4.     Fair value of financial instruments

The following is a summary of our marketable security portfolio for the periods presented (in thousands):

		Net
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
June 30, 2022
Debt securities (government)	$292,350	$(5,306)	$287,044

December 31, 2021
Debt securities (government)	$291,871	$(1,119)	$290,752

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of June 30, 2022 and December 31, 2021, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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

At June 30, 2022 and December 31, 2021, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market.  We did not experience any transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2022.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Cash and cash equivalents	$2,435,381	$—	$—	$2,435,381
Debt securities (government)	—	287,044	—	287,044
Long term investments (Note 7)	149,784	—	—	149,784
Total assets	$2,585,165	$287,044	$—	$2,872,209

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Cash and cash equivalents	$2,057,440	$—	$—	$2,057,440
Debt securities (government)	—	290,752	—	290,752
Long term investments (Note 7)	221,266	—	—	221,266
Total assets	$2,278,706	$290,752	$—	$2,569,458

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
Acquisition-related contingent consideration	$—	$—	$237,000	$237,000
Total liabilities	$—	$—	$237,000	$237,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Liabilities	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
Acquisition-related contingent consideration	$—	$—	$244,000	$244,000
Total liabilities	$—	$—	$244,000	$244,000

The following is a rollforward of our Level 3 liabilities (in thousands):

2022
Balance at January 1,	$244,000
Contingent consideration earned during the period but not yet paid	(16,695)
Change in fair value of contingent consideration	9,695
Balance at June 30,	$237,000

The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2022 and December 31, 2021 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and six months ended June 30, 2022 was due primarily to the passage of time and updated projections of future net revenues of ICLUSIG.

We make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2022 and December 31, 2021, contingent consideration earned but not yet paid was $16.7 million and $19.6 million, respectively, and was included in accrued and other current liabilities.

Note 5.     Concentration of credit risk and current expected credit losses

In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 37% and 36% of the accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

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

	Percentage of Total Net		Percentage of Total Net
	Product Revenues for the		Product Revenues for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Customer A	19%	19%	19%	18%
Customer B	12%	13%	12%	13%
Customer C	16%	18%	18%	18%
Customer D	6%	10%	5%	10%
Customer E	10%	12%	10%	12%

We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in aggregate, 31% of the accounts receivable balance as of both June 30, 2022 and December 31, 2021. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.

We assessed our collaborative and customer receivable assets as of June 30, 2022 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of June 30, 2022 and December 31, 2021, we had no allowance for doubtful accounts.

Note 6.     Inventory

Our inventory balance consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$22,371	$1,275
Work-in-process	36,317	39,895
Finished goods	35,440	15,768
Total inventory	$94,128	$56,938

Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2022, $54.5 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2022, $39.6 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

We capitalize inventory after U.S. Food and Drug Administration (FDA) approval as the related costs are expected to be recoverable through the commercialization of the product.  Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations. At June 30, 2022, inventory with approximately $66.0 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre commercialization inventory over the next 30 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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

Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). We have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $340.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones through June 30, 2022.

In April 2022, we recognized a $15.0 million regulatory milestone for the positive opinion issued by the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) that recommends granting marketing authorization for capmatinib (TABRECTA) as a monotherapy for the treatment of adults with advanced non-small cell lung cancer. Additionally, in May 2022, we recognized a $45.0 million regulatory milestone as a result of the European Commission’s approval of JAKAVI (ruxolitinib) as the first post-steroid treatment for acute and chronic GVHD.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and six months ended June 30, 2022, such royalties on net sales within the United States totaled $29.3 million and $51.0 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2021, such royalties on net sales within the United States totaled $25.9 million and $43.7 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2022 and December 31, 2021, $191.4 million and $148.1 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.

Milestone and contract revenue under the Novartis agreement was $60.0 million for both the three and six months ended June 30, 2022. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2022 was $83.6 million and $154.6 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2021 was $82.0 million and $147.6 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2022 was $3.6 million and $7.1 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2021 was $2.5 million and $4.5 million, respectively.

Lilly – Baricitinib

In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. We have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones through June 30, 2022. We are also eligible to receive tiered, double-digit royalty payments on future global sales with rates ranging up to mid-twenties if a product is successfully commercialized.

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

In June 2022, we recognized a $40.0 million regulatory milestone for the FDA approval of OLUMIANT as a first-in-disease systemic treatment for adults with severe alopecia areata. Additionally, in June 2022 we recognized a $20.0 million regulatory milestone for the European Commission’s approval for OLUMIANT for the treatment of adults with severe alopecia areata, and a $10.0 million regulatory milestone for the Ministry of Health, Labour and Welfare of Japan’s approval for OLUMIANT for the treatment of adults with severe alopecia areata in Japan.

Milestone and contract revenue under the Lilly agreement was $70.0 million for both the three and six months ended June 30, 2022. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2022 was $30.3 million and $78.3 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2021 was $36.0 million and $68.3 million, respectively.

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

As of June 30, 2022, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.

In addition, in 2017 we purchased 10.0 million shares of Agenus Inc.’s common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share. In 2020, we sold an aggregate of approximately 3.7 million shares of Agenus Inc.’s common stock resulting in gross proceeds of approximately $17.2 million. In 2021, we sold an aggregate of approximately 2.0 million shares of Agenus Inc.’s common stock resulting in gross proceeds of approximately $10.5 million. The fair market value of our long term investment in Agenus Inc. at June 30, 2022 and December 31, 2021 was $23.4 million and $38.9 million, respectively. As of June 30, 2022, we owned less than 5% of the outstanding shares of Agenus Inc.’s common stock.

We intend to hold the investment in Agenus Inc. for the foreseeable future and therefore, are accounting for our shares held in Agenus Inc. at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $6.3 million and $15.4 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and six months ended June 30, 2021, we recorded an unrealized gain of $37.8 million and $31.9 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.

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

For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. As of June 30, 2022, we have paid Merus milestones totaling $2.0 million.

In addition, in 2016 we entered into a Share Subscription Agreement with Merus, pursuant to which we purchased 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus at June 30, 2022 and December 31, 2021 was $80.4 million and $112.9 million, respectively. As of June 30, 2022, we owned approximately 8% of the outstanding common shares of Merus.

We have concluded that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors.  We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period.  We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $13.5 million and $32.5 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods. For the three and six months ended June 30, 2021, we recorded an unrealized gain of $0.6 million and $10.0 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.

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

As of June 30, 2022, we have paid Calithera milestones totaling $12.0 million. Calithera delivered notice of its decision to opt out of its co-funding obligation, effective on September 30, 2020. As a result, the U.S. profit sharing will no longer be in effect, we will be responsible for funding all of the development costs of INCB01158 and any other licensed products, and the agreement provides that we will pay Calithera tiered royalties ranging from the low to mid-double digits on net sales of licensed products both in the United States and outside the United States and additional royalties to reimburse Calithera for previously incurred development costs. Calithera is eligible to receive $720.0 million in potential future development, regulatory and sales milestone payments and will have no further rights to research, develop or co-detail INCB001158. We will have the right to take over the conduct of all activities related to the research, development and commercialization of INCB001158 for all indications in the hematology/oncology field.

In addition, in 2017, we entered into a Stock Purchase Agreement with Calithera, pursuant to which we purchased 1.7 million shares of Calithera common stock for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. In June 2022, Calithera effected a one-for-twenty stock split of its outstanding common stock, adjusting our ownership to 86,021 shares of Calithera’s common stock. The fair market value of our long term investment in Calithera at June 30, 2022 and December 31, 2021 was $0.2 million and $1.1 million, respectively. As of June 30, 2022, we owned approximately 2% of the outstanding shares of Calithera common stock.

We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022 we recorded an unrealized loss of $0.5 million and $0.9 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods. For the three and six months ended June 30, 2021 we recorded an unrealized loss of $0.5 million and $4.8 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods.

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

As of June 30, 2022, we have paid MacroGenics developmental milestones totaling $70.0 million and MacroGenics was eligible to receive up to an additional $365.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million. As a result, after the amendment, MacroGenics will be eligible to receive up to an additional $335.0 million in future contingent development and regulatory milestones, and the aforementioned sales milestones and royalties.

Research and development expenses for the three and six months ended June 30, 2022 also included $14.8 million and $28.3 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2021 also included $17.6 million and $31.2 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At June 30, 2022 and December 31, 2021, a total of $0.6 million and $0.7 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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

In addition, in 2018, we entered into a Stock Purchase Agreement with Syros, pursuant to which we purchased 0.8 million shares of Syros common stock for an aggregate purchase price of $10.0 million in cash, or $12.61 per share.  Subsequently in 2018, we entered into an Amended Stock Purchase Agreement with Syros, pursuant to which we purchased an additional 0.1 million shares of Syros common stock for an aggregate purchase price of $1.4 million in cash, or $9.55 per share. The fair market value of our long term investment in Syros as of June 30, 2022 and December 31, 2021 was $0.9 million and $3.1 million, respectively. As of June 30, 2022, we owned less than 2% of the outstanding shares of Syros common stock.

We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $0.2 million and $2.2 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods. For the three and six months ended June 30, 2021, we recorded an unrealized loss of $1.9 million and $5.1 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.

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

In addition, under the terms of the agreement and pursuant to a related purchase agreement, we purchased American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). The fair market value of our long term investment in MorphoSys as of June 30, 2022 and December 31, 2021 was $17.5 million and $34.2 million, respectively. As of June 30, 2022, we owned approximately 3% of the outstanding ordinary shares of MorphoSys.

We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value whereby the investment is marked to market through earnings in each reporting period.  Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $7.1 million and $16.7 million, respectively, based on the change in fair value of MorphoSys’ ordinary shares during the respective periods. For the three and six months ended June 30, 2021, we recorded an unrealized loss of $9.2 million and $32.9 million, respectively, based on the change in fair value of MorphoSys’ ordinary shares during the respective periods.

Our 50% share of the United States loss for the commercialization of tafasitamab for the three and six months ended June 30, 2022 was $2.5 million and $7.3 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Our 50% share of the United States loss for the commercialization of tafasitamab for the three and six months ended June 30, 2021 was $9.8 million and $20.3 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three and six months ended June 30, 2022, includes $27.5 million and $48.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and six months ended June 30, 2021, includes $19.4 million and $34.3 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At June 30, 2022 and December 31, 2021, $42.5 million and $21.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.

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

InnoCare

In August 2021, we entered into a Collaboration and License Agreement with Sunny Investments Limited, a wholly-owned subsidiary of InnoCare Pharma Limited (“InnoCare”). InnoCare received development and exclusive commercialization rights to tafasitamab in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In September 2021, we recognized an upfront payment under this agreement of $35.0 million upon our transfer of technology related to the licensed product candidate to InnoCare, which was recorded in milestone and contract revenues on the consolidated statement of operations for the year ended December 31, 2021. Under the terms of this agreement, we are eligible to receive up to an additional $82.5 million in potential development, regulatory and commercial milestones. We recognize development and regulatory milestones upon confirmation of achievement of the event, as development and regulatory approvals are events not controllable by us but rather development activities of InnoCare and decisions made by regulatory agencies. In the event of commercialization, we will recognize sales milestones in the corresponding period of the product sale upon confirmation of net sales milestone threshold achievement by InnoCare.

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

Under the terms of the agreement, we received exclusive commercialization rights outside of the United States, and Syndax and we have co-commercialization rights in the United States, with respect to axatilimab. We will be responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally, and Syndax will have the option to co-commercialization axatilimab with Incyte in the United States. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs.  Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan.

In December 2021, we paid Syndax an upfront, non-refundable payment of $117.0 million, which was recorded in research and development expense on the consolidated statement of operations for the year ended December 31, 2021. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In addition, under the terms of the agreement and pursuant to a related stock purchase agreement, we purchased approximately 1.4 million shares of Syndax common stock for an aggregate purchase price of $35.0 million, or $24.62 per share. We completed the purchase of the shares on December 9, 2021 when the closing price on The Nasdaq Stock Market was $17.48 per share. Of the $35.0 million aggregate purchase price paid, $24.8 million was allocated to our stock purchase and was recorded within long term investments and $10.2 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2021. The fair market value of our long term investment in Syndax as of June 30, 2022 and December 31, 2021 was $27.4 million and $31.1 million. As of June 30, 2022, we owned less than 3% of the outstanding shares of Syndax common stock.

We intend to hold the investment in Syndax for the foreseeable future and therefore, are accounting for our shares held in Syndax at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded an unrealized gain of $2.7 million and an unrealized loss of $3.8 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.

Maruho

In April 2022, we entered into a strategic alliance agreement with Maruho, Co., Ltd (“Maruho”) for the development, manufacturing and exclusive commercialization of ruxolitinib cream, for treatment of autoimmune and inflammatory dermatology indications in Japan. Maruho will receive the rights to develop, manufacture and exclusively commercialize ruxolitinib cream, and other potential future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases, including vitiligo and atopic dermatitis, in Japan. Under the terms of the agreement, we received an upfront payment from Maruho which was deferred and recorded in other liabilities on the condensed consolidated balance sheet and we are eligible to receive additional potential development, regulatory and commercial milestones and royalties on net sales of the licensed product in Japan.

Note 8.    Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Office equipment	$22,461	$22,554
Laboratory equipment	110,400	105,040
Computer equipment	86,182	79,871
Land	10,265	10,494
Building and leasehold improvements	433,151	434,321
Operating lease right-of-use assets	24,058	27,308
Construction in progress	226,669	220,052
	913,186	899,640
Less accumulated depreciation and amortization	(191,858)	(175,720)
Property and equipment, net	$721,328	$723,920

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

In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new

European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. We have capitalized approximately $19.5 million in leasehold improvements as of June 30, 2022 relating to Morges.

In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of June 30, 2022, we have capitalized approximately $198.1 million in costs for construction, ground preparation and architectural and engineering studies. Inspection from competent authorities was finalized in March 2022, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility.

Note 9.     Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Royalties	$209,501	$168,412
Clinical related costs	137,445	109,486
Sales allowances	141,538	136,541
Sales and marketing	34,607	35,750
Construction in progress	8,952	27,098
Operating lease liabilities	9,369	10,554
Other current liabilities	57,396	45,754
Total accrued and other current liabilities	$598,808	$533,595

Note 10.     Stock compensation

We recorded $46.5 million and $90.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.  We recorded $44.8 million and $92.1 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $28.1 million, $54.4 million, $28.0 million and $57.9 million for the three and six months ended June 30, 2022 and 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $17.7 million, $34.6 million, $16.4 million and $33.6 million for the three and six months ended June 30, 2022 and 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.7 million, $1.3 million, $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2022 and 2021.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Average risk-free interest rates	3.04%	0.75%	1.67%	0.44%	2.92%	0.25%	2.77%	0.18%
Average expected life (in years)	5.51	5.32	4.77	4.84	0.50	0.50	0.50	0.50
Volatility	33%	38%	37%	39%	39%	26%	28%	33%
Weighted-average fair value (in dollars)	26.35	29.55	25.30	29.80	14.91	16.14	14.53	18.48

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

Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to
	Outstanding Options
		Weighted Average
	Shares	Exercise Price
Balance at December 31, 2021	12,763,460	$88.39
Options granted	1,245,450	$74.54
Options exercised	(384,281)	$69.03
Options cancelled	(723,224)	$87.40
Balance at June 30, 2022	12,901,405	$87.69

Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to
	Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2021	3,966,888	$84.91
RSUs granted	359,524	74.37
RSUs released	(153,897)	83.43
PSUs released	(152,009)	67.18
RSUs cancelled	(171,234)	86.06
PSUs cancelled	(1,720)	65.76
Balance at June 30, 2022	3,847,552	$84.64

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

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and six months ended June 30, 2022 we recorded $0.1 million and $1.9 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and six months ended June 30, 2021 we recorded $0.6 million and $3.2 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available
for Grant
Balance at December 31, 2021	10,113,298
Options, RSUs and PSUs granted	(1,964,498)
Options, RSUs and PSUs cancelled	1,083,976
Balance at June 30, 2022	9,232,776

Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of June 30, 2022, was $53.0 million, which is expected to be recognized over the weighted average period of approximately 1.0 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2022, was $128.8 million, which is expected to be recognized over the weighted average period of approximately 1.6 years.  Total compensation cost of PSUs granted but not yet vested, as of June 30, 2022, was $22.7 million, which is expected to be recognized over the weighted average period of 1.9 years, should the underlying performance conditions be deemed probable of achievement.

Note 11.     Income taxes

For the three and six months ended June 30, 2022, we recorded income tax expense of approximately $67.9 million and $100.5 million, respectively. For the three and six months ended June 30, 2021, we recorded income tax expense of approximately $22.2 million and $38.0 million, respectively. The tax expense for the three and six months ended June 30, 2022 increased as compared to that for the prior year periods due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.

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

The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $9.4 million during the six months ended June 30, 2022, resulting in movements to other liabilities and deferred income tax asset on the condensed consolidated balance sheet.  The overall increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.

Note 12.    Net income per share

Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic net income	$161,432	$149,456	$199,424	$202,991

Weighted average common shares outstanding	221,660	220,083	221,493	219,942

Basic net income per share	$0.73	$0.68	$0.90	$0.92

Diluted net income	$161,432	$149,456	$199,424	$202,991

Weighted average common shares outstanding	221,660	220,083	221,493	219,942
Dilutive stock options and awards	2,001	2,167	1,784	2,119
Weighted average shares used to compute diluted net income per share	223,661	222,250	223,277	222,061

Diluted net income per share	$0.72	$0.67	$0.89	$0.91

The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Outstanding stock options and awards	10,767,335	9,283,385	10,901,507	8,982,288

Note 13.     Employee benefit plans

Defined Contribution Plans

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan.  Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2022 was $4.7 million and $9.6 million, respectively. Defined contribution expense for the three and six months ended June 30, 2021 was $4.3 million and $8.4 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$2,438	$1,997	$4,960	$3,952
Interest cost	62	23	126	45
Expected return on plan assets	(1,035)	(15)	(2,106)	(30)
Amortization of prior service cost	193	54	387	108
Amortization of actuarial losses	89	288	177	576
Net periodic benefit cost	$1,747	$2,347	$3,544	$4,651

The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the condensed consolidated statements of operations. We expect to contribute a total of $6.4 million to the pension plans in 2022 inclusive of the amounts contributed to the plan during the current period.

Note 14.    Commitments and contingencies

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.

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

These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:

●	our ability to successfully commercialize our drug products and drug candidates;
●	our ability to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations;
●	our ability to establish and maintain effective sales, marketing and distribution capabilities;
●	the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
●	our ability to maintain regulatory approvals to market our products;
●	our ability to achieve a significant market share in order to achieve or maintain profitability;
●	the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
●	our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
●	the risk of unanticipated delays in, or discontinuations of, research and development efforts;
●	the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
●	risks relating to the conduct of our clinical trials;
●	changing regulatory requirements;
●	the risk of adverse safety findings;
●	the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
●	the risk of significant delays or costs in obtaining regulatory approvals;
●	risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
●	risks relating to the development of new products and their use by us and our current and potential collaborators;
●	risks relating to our inability to control the development of out-licensed compounds or drug candidates;

●	risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
●	costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	the risk that our drug candidates may not obtain or maintain regulatory approval;
●	the impact of technological advances and competition, including potential generic competition;
●	our ability to compete against third parties with greater resources than ours;
●	risks relating to changes in pricing and reimbursement in the markets in which we may compete;
●	risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
●	competition to develop and commercialize similar drug products;
●	our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
●	the impact of changing laws on our patent portfolio;
●	developments in and expenses relating to litigation;
●	our ability to in-license drug candidates or other technology;
●	unanticipated delays or changes in plans or regulatory agency interactions or other issues relating to our large molecule production facility;
●	our ability to integrate successfully acquired businesses, development programs or technology;
●	our ability to obtain additional capital when needed;
●	fluctuations in net cash provided and used by operating, financing and investing activities;
●	our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
●	risks relating to our ability to sustain profitability;
●	risks related to public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine; and
●	the risks set forth under “Risk Factors.”

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

In September 2021, the FDA approved JAKAFI for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. This approval was based on data from REACH3, a Phase III, randomized, open-label, multicenter study of JAKAFI in comparison to best available therapy for treatment of steroid-refractory chronic GVHD after allogeneic stem cell transplantation. The overall response rate through Cycle 7 Day 1 was 70% for JAKAFI compared to 57% for best available therapy. The most common hematologic adverse reactions (incidence > 35%) were anemia and thrombocytopenia. The most common non-hematologic adverse reactions (incidence ≥ 20%) were infections (pathogen not specified) and viral infection. In addition, the FDA updated labeling for JAKAFI to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. In patients with MF and PV treated with JAKAFI in clinical trials, the rates of thromboembolic events were similar in JAKAFI and control treated patients.

We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib.  These patents, including applicable extensions, currently expire in mid-2028.  A determination of pediatric exclusivity would add six months to the expiration.

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

Clinical Programs in Hematology and Oncology

Ruxolitinib

As part of our ongoing LIMBER (Leadership In MPNs BEyond Ruxolitinib) clinical development initiative, which is designed to improve and expand therapeutic options for patients with myeloproliferative neoplasms, we are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) 2021 Virtual Congress in June 2021. The FDA accepted the NDA for QD ruxolitinib with a Prescription Drug User Fee Act (PDUFA) target action date of March 23, 2023.

Based on positive Phase II data, we opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), and both trials are ongoing. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are in preparation, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating internally-discovered compounds and candidates from collaboration partners.

Itacitinib

We no longer intend to develop itacitinib, a selective JAK1 inhibitor, in treatment-naïve chronic GVHD (cGVHD). Based on efficacy data from Part I of the Phase II/II GRAVTIAS-309 trial, we determined that a pivotal trial was unlikely to be successful.

Axatilimab

In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December, updated positive data were presented at ASH from the Phase I/II trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. Additional trials of axatilimab are planned in patients with chronic GVHD, including a Phase II trial in combination with a JAK inhibitor in patients with steroid-refractory cGVHD. In May 2022, Syndax announced that axatilimab was granted fast-track designation by the FDA for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.

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

A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing, as is a proof-of-concept study (topMIND) evaluating tafasitamab in combination with parsaclisib (PI3Kδ) in patients with relapsed or refractory B-cell malignancies. A proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL is also ongoing.

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

We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement. Based on data generated from these trials, we have initiated additional trials including FIGHT-302, a Phase III study in first-line cholangiocarcinoma. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that may potentially benefit from treatment with pemigatinib and have initiated two Phase II trials – FIGHT-209 in patients with glioblastoma and FIGHT-210 in patients with non-small cell lung cancer.

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

In October 2021, we announced the FDA acceptance of an NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The submission was based on data from several Phase II studies (CITADEL-203, -204 and -205) evaluating parsaclisib as a treatment for relapsed or refractory non-Hodgkin lymphomas (follicular, marginal zone and mantle cell). In January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the three indications in non-Hodgkin lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory studies that we determined cannot be completed within a reasonable time period to support an accelerated approval. In July 2022, we withdrew the Marketing Authorization Application (MAA) seeking approval of parsaclisib in marginal zone lymphoma following discussions with the European Medicines Agency regarding the confirmatory study needed to support the approval which we determined were not feasible.

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

The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with SCAC is underway. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal (SCAC). In October 2021, we announced that we withdrew the MAA seeking approval of retifanlimab in SCAC.

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

Indication and status
Once-a-day ruxolitinib (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: clinical pharmacology studies; NDA under review
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II
ruxolitinib + INCB00928 (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: PoC (LIMBER-TREG108)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
tafasitamab (CD19)[3]

r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND)

1L DLBCL: Phase III (frontMIND)

r/r follicular & marginal zone lymphomas: Phase III (inMIND)

r/r B-cell malignancies: PoC with parsaclisib (PI3Kδ) (topMIND)

r/r B-cell malignancies: PoC with lenalidomide and plamotamab[4]

pemigatinib (FGFR1/2/3)	CCA: Phase III (FIGHT-302) Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203) Glioblastoma: Phase II (FIGHT-209) NSCLC: Phase II (FIGHT-210)
parsaclisib (PI3Kδ)	Warm autoimmune hemolytic anemia: Phase III (PATHWAY)
retifanlimab (PD-1)[5]	SCAC: Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)

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

Earlier-Stage Development Programs in Hematology and Oncology

Oral PD-L1

In November 2021, we highlighted Phase I clinical safety and efficacy data for our oral PD-L1 program which included three compounds, INCB86550, INCB99280 and INCB99318. Tumor shrinkage was observed for all three oral PD-L1 inhibitors. With regard to safety, both INCB99280 and INCB99318 did not show peripheral neuropathy seen with INCB86550. In May 2022, the decision was made to prioritize the development of INCB99280 and INCB99318 based on positive therapeutic ratios.

INCB123667 (CDK2)

In the cell cycle, the serine threonine kinase, CDK2, regulates the transition from the G1 phase (cell growth) to the S-phase (DNA replication). INCB123667 is a novel, potent and selective oral small molecule inhibitor of CDK2 which has been shown to suppress tumor growth as monotherapy and in combination with standard of care, in Cyclin E amplified tumor models, in vivo. In July 2022, we initiated a Phase I dose-escalation and dose-expansion study evaluating INCB123667 in adults with selected advanced or metastatic solid tumors.

INCA32459 (LAG-3xPD-1)

In collaboration with Merus we have developed INCA32459, a novel LAG3xPD-1 bispecific antibody that is planned to enter clinical studies later this year.

We also have a number of other earlier-stage clinical programs in hematology and oncology, as detailed in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB81776 (AXL/MER), INCB99280 (PD-L1), INCB99318 (PD-L1), INCB106385 (A2A/A2B), INCB123667 (CDK2)
Monoclonal antibodies[1]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN1949 (OX40), INCAGN2390 (TIM-3), INCA00186 (CD73)
Bispecific antibodies	INCA32459 (LAG-3xPD-1)[2]

1. Discovery collaboration with Agenus Inc.

2. Development collaboration with Merus

Inflammation and AutoImmunity (IAI)

Incyte Dermatology launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021, following FDA approval in September 2021.

Incyte’s IAI efforts also include numerous clinical development programs.

OPZELURA (ruxolitinib) cream

Atopic Dermatitis.  In September 2021, we announced that the FDA approved OPZELURA (ruxolitinib) cream, a novel cream formulation of Incyte’s selective JAK1/JAK2 inhibitor ruxolitinib, for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis (AD) in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable.

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

Vitiligo.  In July 2022, we announced that the FDA approved OPZELURA for the topical treatment of nonsegmental vitiligo in adult and pediatric patients 12 years of age and older. OPZELURA was approved for continuous use and no limits to duration as a treatment for nonsegmental vitiligo.

Vitiligo is a chronic autoimmune depigmenting skin disease characterized by patches of the skin losing their pigment. It is estimated that there are at least 1.5 million patients diagnosed with vitiligo in the United States, with the majority of patients (approximately 85%) suffering from nonsegmental vitiligo. OPZELURA is the first and only FDA approved treatment for repigmentation of vitiligo lesions.

The approval of OPZELURA in vitiligo was based on two randomized, double-blind, vehicle-controlled Phase III studies (TRuE-V1 and TRuE-V2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with nonsegmental vitiligo. Treatment with 1.5% ruxolitinib cream twice daily (BID) resulted in greater improvement versus vehicle for the primary and all key secondary endpoints in both the TRuE-V1 and TRuE-V2 studies. Results, which were consistent across both studies, showed that 29.9% of patients applying ruxolitinib cream achieved >75% improvement from baseline in the facial Vitiligo Area Scoring Index (F-VASI75) at Week 24, the primary endpoint. At Week 52, approximately 50% of patients achieved F-VASI75. The most common (>1%) treatment-emergent adverse reactions in patients treated with OPZELURA were application site acne, application site pruritus, nasopharyngitis, headache, urinary tract infection, application site erythema and pyrexia.

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

In October 2021, we announced the validation of the MAA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥12 years) with nonsegmental vitiligo with facial involvement.

We are also developing povorcitinib (formerly INCB54707), which is an oral small molecule selective JAK1 inhibitor. Povorcitinib is undergoing evaluation in patients with hidradenitis suppurativa (HS), a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase IIb trial of povorcitinib is underway in patients with HS. In March 2021, we initiated a Phase II trial evaluating povorcitinib in patients with vitiligo. A Phase II trial evaluating povorcitinib in patients with prurigo nodularis is ongoing.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study (TRuE-AD3) Vitiligo: Phase III (TRuE-V1, TRuE-V2); approved by FDA; MAA under review Chronic hand eczema: Phase III (TRuE-CHE1 and TRuE-CHE2) in preparation
ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II
povorcitinib (JAK1)	Hidradenitis suppurativa: Phase II; Phase III in preparation Vitiligo: Phase II Prurigo nodularis: Phase II

1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.

Clinical Programs in Other IAI

In May 2022, we initiated a Phase II trial evaluating INCB00928 in patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to INCB00928 as a treatment for patients with FOP.

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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase II results of Lilly’s adaptive Phase II/III study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase III trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase III portion of BRAVE-AA1. In September 2021, we and Lilly announced detailed results from BRAVE-AA1 and BRAVE-AA2 at the European Academy of Dermatology and Venereology Congress (EADV). The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo. In March 2022, we and Lilly announced positive 52 week results from BRAVE-AA1 and BRAVE-AA2 at the American Academy of Dermatology (AAD) annual meeting showing 40% of adults saw at least 80% scalp coverage. In June 2022, the FDA approved 2mg, and 4mg doses of OLUMIANT for the treatment of adults with severe alopecia areata, becoming the first and only systemic treatment in the indication. In June 2022, OLUMIANT was approved as a treatment for alopecia areata in Europe and Japan.

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

COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19.  In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine. In July 2021, we and Lilly announced that the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir. The EUA now provides for the use of baricitinib for treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (ECMO). In June 2022, we and Lilly announced the FDA approved baricitinib as OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation, or extracorporeal membrane oxygenation (ECMO).

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

In June 2022, we and Novartis announced the European Commission approval of capmatinib as TABRECTA as monotherapy treatment of adults with advanced non-small cell lung cancer (NSCLC) harboring alterations leading to mesenchymal-epithelial-transition factor gene (MET) exon 14 (METex14) skipping who require systemic therapy following prior treatment with immunotherapy and/or platinum-based chemotherapy.

NSCLC is the most common type of lung cancer, impacting more than 2 million people per year globally. Approximately 3-4 percent of all patients with NSCLC have tumors with a mutation that leads to MET exon 14 skipping. Though rare, this mutation is an indicator of especially poor prognosis and poor responses to standard therapies, including immunotherapy.

Ruxolitinib

Graft-versus-host disease. In March 2022, we and Novartis announced a positive opinion from the CHMP for ruxolitinib in acute and chronic GVHD, based on data from the Phase III REACH2 and REACH3 trials. GVHD is a life-threatening complication of stem cell transplants, with no established standard of care in Europe for patients who do not adequately respond to first-line steroid treatment. In May 2022, we and Novartis announced the EC approval of ruxolitinib as JAKAVI for the treatment of acute or chronic GVHD in patients aged 12 years and older who have inadequate response to corticosteroids or other systemic therapies.

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: Phase III (BREEZE-AD); approved in Europe and Japan Severe alopecia areata: Phase III (BRAVE-AA1, BRAVE-AA2); approved in the United States, Europe and Japan
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in the United States, Europe and Japan
ruxolitinib (JAK1/JAK2)[3]	Acute and chronic GVHD: approved in Europe; J-NDA under review

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

Maruho

In April 2022, we entered into a Strategic Alliance Agreement with Maruho Co., Ltd. Under the terms of this agreement, Maruho received development, manufacturing and exclusive commercialization rights to ruxolitinib cream, and other potential future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases in Japan.

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

For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2022.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which could have a significant effect on our condensed consolidated financial statements.

Results of Operations

We recorded net income of $161.4 million and basic net income per share of $0.73 and diluted net income per share of $0.72 for the three months ended June 30, 2022, as compared to net income of $149.5 million and basic net income per share of $0.68 and diluted net income per share of $0.67 in the corresponding period in 2021. We recorded net income of $199.4 million and basic net income per share of $0.90 and diluted net income per share of $0.89 for the six months ended June 30, 2022, as compared to net income of $203.0 million and basic net income per share of $0.92 and diluted net income per share of $0.91 in the corresponding period in 2021.

Revenues

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
JAKAFI revenues, net	$597.7	$529.1	$1,142.1	$994.8
ICLUSIG revenues, net	26.2	28.2	52.3	53.8
PEMAZYRE revenues, net	19.0	17.9	37.0	31.4
MINJUVI revenues, net	4.4	—	8.9	—
OPZELURA revenues, net	16.6	—	29.3	—
Total product revenues, net	663.9	575.2	1,269.6	1,080.0
JAKAVI product royalty revenues	83.6	82.0	154.6	147.6
OLUMIANT product royalty revenues	30.3	36.0	78.3	68.3
TABRECTA product royalty revenues	3.6	2.5	7.1	4.5
Total product royalty revenues	117.5	120.5	240.0	220.4
Milestone and contract revenues	130.0	10.0	135.0	10.0
Total revenues	$911.4	$705.7	$1,644.6	$1,310.4

The increase in JAKAFI product revenues for the three months ended June 30, 2022 as compared to the corresponding period in 2021 was comprised of a volume increase of $51.2 million and a price increase of $17.4 million. The increase in JAKAFI product revenues for the six months ended June 30, 2022 as compared to the corresponding period in 2021 was comprised of a volume increase of $94.3 million and a price increase of $53.0 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

			Co-Pay
	Discounts and	Government	Assistance
	Distribution	Rebates and	and Other	Product
Six Months Ended June 30, 2022	Fees	Chargebacks	Discounts	Returns	Total
Balance at January 1, 2022	$14,678	$99,304	$24,074	$4,740	$142,796
Allowances for current period sales	54,248	282,198	150,487	1,717	488,650
Allowances for prior period sales	(143)	(3,564)	(5)	—	(3,712)
Credits/payments for current period sales	(37,062)	(220,389)	(142,086)	—	(399,537)
Credits/payments for prior period sales	(12,017)	(58,264)	(8,230)	(1,158)	(79,669)
Balance at June 30, 2022	$19,704	$99,285	$24,240	$5,299	$148,528

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

Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The increase in OLUMIANT product royalty revenues for the six months ended June 30, 2022 as compared to the corresponding period in 2021 reflects an increase in net product sales as a result of the use of OLUMIANT for the treatment of COVID-19.

Our milestone and contract revenues for the six months ended June 30, 2022, were derived from total regulatory milestones of $60.0 million under the Novartis collaboration and license agreement, regulatory milestones of $70.0 million under the license, development and commercialization agreement with Lilly, and a $5.0 million regulatory milestone under the Innovent research collaboration and licensing agreement. Our milestone and contract revenues for the six months ended June 30, 2021, were derived from a $10.0 million milestone under the Innovent research collaboration and licensing agreement.

Cost of Product Revenues

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Product costs	$12.2	$5.0	$24.3	$9.5
Salary and benefits related	2.3	1.3	4.5	2.6
Stock compensation	0.7	0.4	1.3	0.6
Royalty expense	30.0	25.9	52.4	43.7
Amortization of definite-lived intangible assets	5.4	5.4	10.8	10.8
Total cost of product revenues	$50.6	$38.0	$93.3	$67.2

Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG. The increase in cost of product revenues for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to product related costs for our commercial products including OPZELURA.

Operating Expenses

Research and development expenses

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Salary and benefits related	$83.3	$76.8	$167.8	$153.4
Stock compensation	28.1	28.0	54.4	57.9
Clinical research and outside services	197.7	207.8	407.8	379.6
Occupancy and all other costs	38.1	30.9	70.6	59.5
Total research and development expenses	$347.2	$343.5	$700.6	$650.4

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The decrease in clinical research and outside services expense for the three months ended June 30, 2022 as compared to the corresponding period in 2021 was primarily due to the timing of studies, and the increase in such expense for the six months ended June 30, 2022 as compared to the corresponding period in 2021 was due to continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $2.5 million and $22.5 million, respectively, for the three and six months ended June 30, 2022. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $5.0 million and $16.5 million, respectively, for the three and six months ended June 30, 2021. Research and development expenses for the three and six months ended June 30, 2022 and 2021 were net of $24.3 million, $34.6 million, $8.9 million and $12.5 million, respectively, of costs reimbursed by our collaborative partners.

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

Selling, general and administrative expenses

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Salary and benefits related	$65.4	$57.2	$132.7	$105.1
Stock compensation	17.7	16.4	34.6	33.6
Other contract services and outside costs	170.2	95.3	295.6	184.0
Total selling, general and administrative expenses	$253.3	$168.9	$462.9	$322.7

The increase in salary and benefits related expense for the three and six months ended June 30, 2022 as compared to the corresponding period in 2021 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization and activities to support the launch of OPZELURA for the treatment of atopic dermatitis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, was due primarily to expenses related to our dermatology commercial organization and activities to support the launch of OPZELURA for the treatments of atopic dermatitis and pre-launch activities for vitiligo.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly.  The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2022 was $3.3 million and $9.7 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2021 was $4.6 million and $10.2 million, respectively, which is recorded in change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and six months ended June 30, 2022 and 2021 was due primarily to the passage of time and updated projections of future net revenues of ICLUSIG.

Collaboration loss sharing

Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and six months ended June 30, 2022, our 50% share of the losses for tafasitamab was $2.5 million and $7.3 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations. For the three and six months ended June 30, 2021, our 50% share of the losses for tafasitamab was $9.8 million and $20.3 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense)

Unrealized (loss) gain on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Agenus	$(6.3)	$37.8	$(15.4)	$31.9
Calithera	(0.5)	(0.5)	(0.9)	(4.8)
Merus	(13.5)	0.6	(32.5)	10.0
MorphoSys	(7.1)	(9.2)	(16.7)	(32.9)
Syndax	2.7	—	(3.8)	—
Syros	(0.2)	(1.9)	(2.2)	(5.1)
Total unrealized (loss) gain on long term investments	$(24.9)	$26.8	$(71.5)	$(0.9)

Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2022 was $67.9 million and $100.5 million, respectively. The provision for income taxes for the three and six months ended June 30, 2021 and was $22.2 million and $38.0 million, respectively. The provision for income taxes increased in 2022 as compared to that for the prior year period due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.

Liquidity and Capital Resources

Due to historical net losses, we had an accumulated deficit of $0.6 billion as of June 30, 2022. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At June 30, 2022, we had available cash, cash equivalents and marketable securities of $2.7 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.

Net cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $389.9 million and $379.0 million, respectively. The increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $29.2 million for the six months ended June 30, 2022, which represented purchases of marketable securities of $44.0 million and capital expenditures of $28.7 million, offset in part by the sale and maturities of marketable securities of $43.5 million. Net cash used in investing activities was $108.9 million for the six months ended June 30, 2021, which represented purchases of marketable securities of $102.3 million, capital expenditures of $114.4 million, and purchases of long term equity investments of $8.7 million, offset in part by the sale of long term investment of $9.3 million and the sales and maturities of marketable securities of $107.1 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $16.0 million for the six months ended June 30, 2022 and net cash provided by financing activities was $16.5 million for the six months ended June 30, 2021, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.

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

In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of June 30, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.

Our U.S. income tax payments will increase significantly due to the mandatory capitalization and amortization of  research and development expenses for tax years beginning after December 31, 2021, as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2022, marketable securities were $287.0 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2022, the decline in fair value would not be material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2022, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II:     OTHER INFORMATION

Item 1A.       Risk Factors

RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS

We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.

JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older and in September 2021 for the treatment of steroid-refractory chronic graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States, Europe and Japan for the treatment of certain metastatic cholangiocarcinoma  indications, MONJUVI in the United States and MINJUVI in the European Union for the treatment of certain lymphoma indications, and OPZELURA in the Unites States for the treatment of certain indications of atopic dermatitis, and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non-small cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.

The commercial success of JAKAFI and our ability to maintain and continue to increase revenues from the sale of JAKAFI will depend on a number of factors, including:

●	the number of patients with intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or steroid-refractory graft-versus-host disease who are diagnosed with the diseases and the number of such patients that may be treated with JAKAFI;
●	the acceptance of JAKAFI by patients and the healthcare community;
●	whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies, as well as whether patients will continue to use JAKAFI;
●	the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors and pricing;
●	the ability of our third-party manufacturers to manufacture JAKAFI in sufficient quantities that meet all applicable quality standards;
●	the ability of our company and our third-party providers to provide marketing and distribution support for JAKAFI;
●	the effects of the COVID-19 pandemic, any associated quarantine, travel restriction, stay-at-home or shutdown orders, guidelines or practices, and any disruption in our supply chain for JAKAFI on our ability to provide marketing and distribution support for JAKAFI, our ability to produce sufficient quantities of JAKAFI that meet all applicable quality standards, patient demand (including new patient prescriptions and hesitancy of patients to make office visits) and other risks detailed further below under “—Other Risks Relating to our Business—Public health epidemics, such as the COVID-19 pandemic, could adversely affect our business, results of operations, and financial condition”;
●	the label and promotional claims allowed by the FDA;
●	the maintenance of regulatory approval for the approved indications in the United States; and
●	our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications.

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

Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products.  As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products.  In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in December 2027.  To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Separately, in January 2018 the Patent Trial and Appeal Board (PTAB) of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs and the PTAB subsequently denied the petitioner’s request for rehearing in May 2018. Nevertheless, the petitioner still has the right separately to challenge the validity of our patent in federal court.  There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity.  The entry of a competitive drug product from another company or a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results and financial condition.

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

Our global operations expose us to risks associated with public health epidemics and pandemics, such as the COVID-19 pandemic that has spread globally and continues with the proliferation of new variants.  The extent to which the COVID-19 pandemic and the measures taken to limit COVID-19’s spread impact our operations and those of our suppliers, collaborators, service providers and healthcare organizations serving patients, as well as demand for our drug products, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any future resurgence of the outbreak, additional or modified government actions, including any further restrictions or reopening of local, state or national social or economic activity, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.

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

We have invested significant resources in the development of our most advanced drug candidates. We have a number of drug candidates in Phase III clinical trials as monotherapies or in combination with other drugs and drug candidates, including parsaclisib, pemigatinib, ruxolitinib, ruxolitinib cream and tafasitamab. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons.  For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, or becomes approved for a narrower set of indications than those for which we initially conducted clinical trials, we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans.

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

We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to Innovent, Zai Lab, InnoCare and Maruho certain Asian rights to some of our drug products and clinical stage compounds.  Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label.  Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks

Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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

An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent, Zai Lab, InnoCare and Maruho collaborations, we are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.

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

We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE, OPZELURA and most of our other drug candidates or for ICLUSIG. We currently hire third parties to manufacture the raw materials, API and finished drug product of JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA and our other drug candidates for clinical trials and our collaborator MorphoSys is currently responsible for sourcing manufacturing of MONJUVI/MINJUVI.  In addition, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also hire third parties to package and label the finished product. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our other drug candidates be manufactured according to its current Good Manufacturing Practices regulations and regulatory authorities in other countries have similar requirements. There are only a limited number of manufacturers that comply with these requirements. Failure to comply with current Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, enforcing product recalls or other enforcement actions, which could have a material adverse effect on our business.

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

A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we intend to continue to use third-party contract manufacturing organizations for the manufacture of antibodies in conjunction with our manufacturing facility in Switzerland, which became accredited by the Swiss Health Authority in June 2022. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling up the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.  We may encounter delays and difficulties in scaling up production at our new facility.

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

As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions.  We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, for the year ended December 31, 2021 and for the three and six months ended June 30, 2022, we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period.  In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.

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

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions. In addition, geopolitical and other events, such as the Russian invasion of Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.  The occurrence of any of these business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses. We have engaged CROs to conduct clinical trials outside the United States, including a limited number of trials in Ukraine and Russia. We may not be able to complete any additional dosing or follow-up visits of patients in Ukraine and Russia who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine and Russia. Although the impact of Russia’s invasion is highly unpredictable, certain clinical trial activities have already been changed or suspended, and may continue to be changed, suspended or terminated, which could potentially increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

RISKS RELATING TO OUR FINANCIAL RESULTS

We may incur losses in the future, and we expect to continue to incur significant expenses to discover and develop drugs, which may make it difficult for us to achieve sustained profitability on a quarterly or annual basis in the future.

Due to historical net losses, we had an accumulated deficit of $0.6 billion as of June 30, 2022. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.

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

We invest our cash in accordance with an established internal policy and customarily in short-term instruments, money market funds, U.S. government backed-funds and Treasury securities, which are investment grade and historically have been highly liquid and carried relatively low risk.

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

We derived a substantial portion of our revenues for the year ended December 31, 2021 and the three and six months ended June 30, 2022 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements.  For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

Item 6.  Exhibits

Exhibit Number	Description of Document
10.1†*	Amendment No. 2, dated as of April 7, 2022, to Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCYTE CORPORATION

Dated: August 2, 2022	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2022	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)