Form 10-Q
period 2022-09-30
INCYTE CORP
filed 2022-11-01
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 222,475,468 as of October 25, 2022.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	September 30, 2022	December 31, 2021*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,690,622	$2,057,440
Marketable securities—available-for-sale (amortized cost $292,941 and $291,871 as of September 30, 2022 and December 31, 2021, respectively; allowance for credit losses $0 as of September 30, 2022 and December 31, 2021)	286,500	290,752
Accounts receivable	618,188	616,300
Inventory	45,869	27,904
Prepaid expenses and other current assets	179,932	126,278
Total current assets	3,821,111	3,118,674

Restricted cash and investments	1,601	1,720
Long term investments	149,124	221,266
Inventory	55,264	29,034
Property and equipment, net	715,733	723,920
Finance lease right-of-use assets, net	26,679	27,548
Other intangible assets, net	134,603	150,755
Goodwill	155,593	155,593
Deferred income tax asset	426,840	467,538
Other assets, net	23,666	37,304
Total assets	$5,510,214	$4,933,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,175	$172,110
Accrued compensation	106,309	108,962
Accrued and other current liabilities	699,814	533,595
Finance lease liabilities	3,112	2,635
Acquisition-related contingent consideration	34,186	37,006
Total current liabilities	1,006,596	854,308

Acquisition-related contingent consideration	171,814	206,994
Finance lease liabilities	30,476	31,632
Other liabilities	74,677	70,414
Total liabilities	1,283,563	1,163,348

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 222,454,839 and 221,084,433 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	222	221
Additional paid-in capital	4,721,166	4,567,111
Accumulated other comprehensive loss	(29,062)	(19,454)
Accumulated deficit	(465,675)	(777,874)
Total stockholders’ equity	4,226,651	3,770,004
Total liabilities and stockholders’ equity	$5,510,214	$4,933,352
*The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenues, net	$713,010	$594,013	$1,982,682	$1,673,974
Product royalty revenues	110,293	183,974	350,253	404,440
Milestone and contract revenues	—	35,000	135,000	45,000

Total revenues	823,303	812,987	2,467,935	2,123,414

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	54,584	39,869	147,834	107,117
Research and development	384,007	334,945	1,084,576	985,352
Selling, general and administrative	266,460	190,704	729,321	513,358
(Gain) loss on change in fair value of acquisition-related contingent consideration	(21,893)	2,910	(12,198)	13,068
Collaboration loss sharing	1,769	9,149	9,055	29,476

Total costs and expenses	684,927	577,577	1,958,588	1,648,371

Income from operations	138,376	235,410	509,347	475,043
Other income (expense), net	11,513	1,948	13,295	4,931
Interest expense	(641)	(439)	(1,999)	(1,156)
Unrealized loss on long term investments	(660)	(27,450)	(72,142)	(28,394)

Income before provision for income taxes	148,588	209,469	448,501	450,424

Provision for income taxes	35,813	27,730	136,302	65,694

Net income	$112,775	$181,739	$312,199	$384,730

Net income per share:
Basic	$0.51	$0.82	$1.41	$1.75
Diluted	$0.50	$0.82	$1.40	$1.73

Shares used in computing net income per share:
Basic	222,415	220,845	221,801	220,243
Diluted	224,175	222,248	223,626	222,113
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$112,775	$181,739	$312,199	$384,730

Other comprehensive loss:
Foreign currency translation loss	(2,513)	(629)	(5,132)	(4,061)
Unrealized loss on marketable securities, net of tax	(1,135)	(86)	(5,322)	(251)
Defined benefit pension gain, net of tax	282	342	846	1,026
Other comprehensive loss	(3,366)	(373)	(9,608)	(3,286)

Comprehensive income	$109,409	$181,366	$302,591	$381,444
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balance at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072
Issuance of 274,693 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 189,684 shares of Common Stock under the ESPP	1	16,600	—	—	16,601
Issuance of 1,469 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	46,496	—	—	46,496
Other comprehensive loss	—	—	(2,649)	—	(2,649)
Net income	—	—	—	161,432	161,432
Balances at June 30, 2022	$222	$4,688,985	$(25,696)	$(578,450)	$4,085,061
Issuance of 578,106 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(13,572)	—	—	(13,572)
Issuance of 1,337 shares of Common Stock for services rendered	—	94	—	—	94
Stock compensation	—	45,659	—	—	45,659
Other comprehensive loss	—	—	(3,366)	—	(3,366)
Net income	—	—	—	112,775	112,775
Balances at September 30, 2022	$222	$4,721,166	$(29,062)	$(465,675)	$4,226,651

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2021	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 389,512 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	20,027	—	—	20,028
Issuance of 1,357 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	47,903	—	—	47,903
Other comprehensive loss	—	—	(4,998)	—	(4,998)
Net income	—	—	—	53,535	53,535
Balances at March 31, 2021	$220	$4,420,902	$(20,358)	$(1,672,920)	$2,727,844
Issuance of 390,001 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 153,082 shares of Common Stock under the ESPP	—	11,016	—	—	11,016
Issuance of 1,288 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	45,351	—	—	45,351
Other comprehensive income	—	—	2,085	—	2,085
Net income	—	—	—	149,456	149,456
Balances at June 30, 2021	$220	$4,477,378	$(18,273)	$(1,523,464)	$2,935,861
Issuance of 459,084 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	(11,993)	—	—	(11,992)
Issuance of 1,466 shares of Common Stock for services rendered	—	108	—	—	108
Stock compensation	—	43,314	—	—	43,314
Other comprehensive loss	—	—	(373)	—	(373)
Net income	—	—	—	181,739	181,739
Balances at September 30, 2021	$221	$4,508,807	$(18,646)	$(1,341,725)	$3,148,657
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$312,199	$384,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,637	42,986
Stock-based compensation	135,741	134,784
Deferred income taxes	40,432	(178)
Other, net	15,097	5,268
Unrealized loss on long term investments	72,142	28,394
(Gain) loss on change in fair value of acquisition-related contingent consideration	(12,198)	13,068
Changes in operating assets and liabilities:
Accounts receivable	(1,888)	(34,695)
Prepaid expenses and other assets	(40,016)	(24,784)
Inventory	(48,316)	(16,215)
Accounts payable	(8,935)	15,742
Accrued and other liabilities	172,384	85,037
Net cash provided by operating activities	686,279	634,137
Cash flows from investing activities:
Purchase of long term investments	—	(8,662)
Sale of long term investments	—	10,473
Capital expenditures	(56,560)	(146,543)
Purchases of marketable securities	(59,058)	(228,170)
Sale and maturities of marketable securities	57,988	231,250
Net cash used in investing activities	(57,630)	(141,652)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	42,989	48,432
Tax withholdings related to restricted and performance share vesting	(25,724)	(29,380)
Payment of finance lease liabilities	(2,106)	(1,788)
Payment of contingent consideration	(13,473)	(20,093)
Net cash provided by (used in) financing activities	1,686	(2,829)
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	2,728	(3,718)
Net increase in cash, cash equivalents, restricted cash and investments	633,063	485,938
Cash, cash equivalents, restricted cash and investments at beginning of period	2,059,160	1,514,765
Cash, cash equivalents, restricted cash and investments at end of period	$2,692,223	$2,000,703
Supplemental Schedule of Cash Flow Information
Income taxes paid	$116,537	$45,872
Unpaid purchases of property and equipment	$8,836	$23,892
Leased assets obtained in exchange for new operating lease liabilities	$3,650	$9,068
Leased assets obtained in exchange for new finance lease liabilities	$1,448	$455
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from our audited consolidated financial statements.
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

Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
JAKAFI revenues, net	$619,595	$547,373	$1,761,732	$1,542,138
ICLUSIG revenues, net	25,929	28,522	78,222	82,356
PEMAZYRE revenues, net	23,414	17,562	60,429	48,924
MINJUVI revenues, net	5,932	556	14,845	556
OPZELURA revenues, net	38,140	—	67,454	—
Total product revenues, net	713,010	594,013	1,982,682	1,673,974
JAKAVI product royalty revenues	85,808	94,655	240,386	242,295
OLUMIANT product royalty revenues	20,371	86,572	98,689	154,875
TABRECTA product royalty revenues	4,114	2,747	11,178	7,270
Total product royalty revenues	110,293	183,974	350,253	404,440
Milestone and contract revenues	—	35,000	135,000	45,000
Total revenues	$823,303	$812,987	$2,467,935	$2,123,414
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
September 30, 2022
Debt securities (government)	$292,941	$(6,441)	$286,500

December 31, 2021
Debt securities (government)	$291,871	$(1,119)	$290,752
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of September 30, 2022 and December 31, 2021, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At September 30, 2022 and December 31, 2021, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2022.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2022
Cash and cash equivalents	$2,690,622	$—	$—	$2,690,622
Debt securities (government)	—	286,500	—	286,500
Long term investments (Note 7)	149,124	—	—	149,124
Total assets	$2,839,746	$286,500	$—	$3,126,246

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Cash and cash equivalents	$2,057,440	$—	$—	$2,057,440
Debt securities (government)	—	290,752	—	290,752
Long term investments (Note 7)	221,266	—	—	221,266
Total assets	$2,278,706	$290,752	$—	$2,569,458
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2022
Acquisition-related contingent consideration	$—	$—	$206,000	$206,000
Total liabilities	$—	$—	$206,000	$206,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Acquisition-related contingent consideration	$—	$—	$244,000	$244,000
Total liabilities	$—	$—	$244,000	$244,000
The following is a rollforward of our Level 3 liabilities (in thousands):

2022
Balance at January 1,	$244,000
Contingent consideration earned during the period but not yet paid	(25,802)
Change in fair value of contingent consideration	(12,198)
Balance at September 30,	$206,000
The fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2022 and December 31, 2021 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The gain on change in fair value of the contingent consideration during the three and nine months ended September 30, 2022 was due primarily to the changes in foreign currency exchange rates included within the updated projections of future net revenues of ICLUSIG.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2022 and December 31, 2021, contingent consideration earned but not yet paid was $25.8 million and $19.6 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). In December 2018, we entered into a research collaboration and licensing agreement with Innovent Biologics, Inc. (“Innovent”). In July 2019, we entered into a collaboration and license agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). The above collaboration partners comprised, in aggregate, 19% and 36% of the accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

In November 2011, we began commercialization and distribution of JAKAFI, in April 2020, we began commercialization and distribution of PEMAZYRE, and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of these customers. The concentration of credit risk related to our JAKAFI, PEMAZYRE and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer A	19%	19%	19%	19%
Customer B	10%	11%	11%	12%
Customer C	15%	17%	18%	18%
Customer D	5%	9%	5%	10%
Customer E	9%	11%	10%	11%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in aggregate, 36% and 31% of the accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of September 30, 2022 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of September 30, 2022 and December 31, 2021, we had no allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$32,289	$1,275
Work-in-process	35,465	39,895
Finished goods	33,379	15,768
Total inventory	$101,133	$56,938
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2022, $45.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2022, $55.3 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after U.S. Food and Drug Administration (FDA) approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval are recorded as research and development expense in our statements of operations. At September 30, 2022, inventory with approximately $56.8 million of product costs incurred prior to FDA approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 28 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, under an amendment to this agreement, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). We have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $340.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones through September 30, 2022.
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
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and nine months ended September 30, 2022, such royalties on net sales within the United States totaled $30.3 million and $81.3 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, such royalties on net sales within the United States totaled $26.9 million and $70.6 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, $221.7 million and $148.1 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
We had no milestone and contract revenue under the Novartis agreement for the three months ended September 30, 2022, and we had $60.0 million for the nine months ended September 30, 2022. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2022 was $85.8 million and $240.4 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2021 was $94.7 million and $242.3 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2022 was $4.1 million and $11.2 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2021 was $2.7 million and $7.3 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. We have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones through September 30, 2022. We are also eligible to receive tiered, double-digit royalty payments on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
We had no milestone and contract revenue under the Lilly agreement for the three months ended September 30, 2022, and we had $70.0 million for the nine months ended September 30, 2022. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2022 was $20.4 million and $98.7 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2021 was $86.6 million and $154.9 million, respectively.
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
Agenus
In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, which was amended in February 2017, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. Under the terms of the amended agreement, we received exclusive worldwide development and commercialization rights to four checkpoint modulators directed against GITR, OX40, LAG-3 and TIM-3 as well as two undisclosed targets. Targets may be designated profit-share programs, where all costs and profits are shared equally by us and Agenus, or royalty-bearing programs, where we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities. There are currently no profit-share programs. For each royalty-bearing product other than GITR and one undisclosed target, Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%. For GITR and one undisclosed target, Agenus will be eligible to receive 15% royalties on global net sales. The agreement may be terminated by us for convenience upon 12 months’ notice and may also be terminated under certain other circumstances, including material breach. On October 19, 2022 we notified Agenus that we were terminating the OX40 project.
As of September 30, 2022, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.

In addition, in 2017 we purchased 10.0 million shares of Agenus Inc.’s common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share. In 2020, we sold an aggregate of approximately 3.7 million shares of Agenus Inc.’s common stock resulting in gross proceeds of approximately $17.2 million. In 2021, we sold an aggregate of approximately 2.0 million shares of Agenus Inc.’s common stock resulting in gross proceeds of approximately $10.5 million. The fair market value of our long term investment in Agenus Inc. at September 30, 2022 and December 31, 2021 was $24.8 million and $38.9 million, respectively.
We intend to hold the investment in Agenus Inc. for the foreseeable future and therefore, are accounting for our shares held in Agenus Inc. at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $1.3 million and an unrealized loss of $14.1 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $2.8 million and an unrealized gain of $29.1 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
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
For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. As of September 30, 2022, we have paid Merus milestones totaling $3.0 million.
In addition, in 2016 we entered into a Share Subscription Agreement with Merus, pursuant to which we purchased 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus at September 30, 2022 and December 31, 2021 was $71.1 million and $112.9 million, respectively. As of September 30, 2022, we owned approximately 8% of the outstanding common shares of Merus.

We have concluded that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period. We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $9.3 million and $41.8 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods. For the three and nine months ended September 30, 2021, we recorded an unrealized gain of $3.3 million and $13.3 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
Calithera
In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. (“Calithera”). Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158. We had initially agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications, but effective September 30, 2020 Calithera opted out of its co-funding obligation, and we became responsible for funding all of the development costs of INCB01158 and any other licensed products. In September 2022, we notified Calithera of our exercise of our right to terminate the Collaboration and License Agreement for convenience, effective in December 2022. As a result of the termination, rights to INCB01158 and the other licensed products will revert to Calithera.
In addition, in 2017, we entered into a Stock Purchase Agreement with Calithera, pursuant to which we purchased 1.7 million shares of Calithera common stock for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. In June 2022, Calithera effected a one-for-twenty stock split of its outstanding common stock, adjusting our ownership to 86,021 shares of Calithera’s common stock. The fair market value of our long term investment in Calithera at September 30, 2022 and December 31, 2021 was $0.3 million and $1.1 million, respectively.
We intend to hold the investment in Calithera for the foreseeable future and therefore, are accounting for our shares held in Calithera at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2022 we recorded a nominal unrealized gain, and for the nine months ended September 30, 2022 we recorded an unrealized loss of $0.9 million, based on the change in fair value of Calithera’s common stock during the respective periods. For the three and nine months ended September 30, 2021 we recorded an unrealized gain of $0.2 million and an unrealized loss of $4.6 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million. As of September 30, 2022, we have paid MacroGenics developmental milestones totaling $100.0 million. After the amendment, MacroGenics will be eligible to receive up to an additional $335.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

Research and development expenses for the three and nine months ended September 30, 2022 also included $41.6 million and $69.9 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2021 also included $17.8 million and $49.0 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At September 30, 2022 and December 31, 2021, a total of $2.7 million and $0.7 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.
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
In addition, in 2018, we entered into a Stock Purchase Agreement with Syros, pursuant to which we purchased 0.8 million shares of Syros common stock for an aggregate purchase price of $10.0 million in cash, or $12.61 per share. Subsequently in 2018, we entered into an Amended Stock Purchase Agreement with Syros, pursuant to which we purchased an additional 0.1 million shares of Syros common stock for an aggregate purchase price of $1.4 million in cash, or $9.55 per share. In September 2022, Syros effected a one-for-ten stock split of its outstanding common stock, adjusting our ownership to 93,753 shares of Syros’s common stock. The fair market value of our long term investment in Syros as of September 30, 2022 and December 31, 2021 was $0.6 million and $3.1 million, respectively.
We intend to hold the investment in Syros for the foreseeable future and therefore, are accounting for our shares held in Syros at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $0.3 million and $2.5 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $0.9 million and $6.0 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
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
MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. As of September 30, 2022, we have paid MorphoSys milestones totaling $2.5 million.
In addition, under the terms of the agreement and pursuant to a related purchase agreement, we purchased American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). The fair market value of our long term investment in MorphoSys as of September 30, 2022 and December 31, 2021 was $18.3 million and $34.2 million, respectively.

We intend to hold the investment in MorphoSys for the foreseeable future and therefore, are accounting for our shares held in MorphoSys at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $0.8 million and an unrealized loss of $15.9 million, respectively, based on the change in fair value of MorphoSys’ ordinary shares during the respective periods. For the three and nine months ended September 30, 2021, we recorded an unrealized loss of $27.3 million and $60.2 million, respectively, based on the change in fair value of MorphoSys’ ordinary shares during the respective periods.
Our 50% share of the United States loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2022 was $1.8 million and $9.1 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Our 50% share of the United States loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2021 was $9.1 million and $29.5 million, respectively, and is recorded as collaboration loss sharing on the condensed consolidated statement of operations. Research and development expenses for the three and nine months ended September 30, 2022, includes $21.9 million and $70.4 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and nine months ended September 30, 2021, includes $21.5 million and $55.8 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At September 30, 2022 and December 31, 2021, $72.5 million and $21.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.
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
In addition, under the terms of the agreement and pursuant to a related stock purchase agreement, we purchased approximately 1.4 million shares of Syndax common stock for an aggregate purchase price of $35.0 million, or $24.62 per share. We completed the purchase of the shares on December 9, 2021 when the closing price on The Nasdaq Stock Market was $17.48 per share. Of the $35.0 million aggregate purchase price paid, $24.8 million was allocated to our stock purchase and was recorded within long term investments and $10.2 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2021. The fair market value of our long term investment in Syndax as of September 30, 2022 and December 31, 2021 was $34.2 million and $31.1 million.
We intend to hold the investment in Syndax for the foreseeable future and therefore, are accounting for our shares held in Syndax at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $6.8 million and $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
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

Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Office equipment	$22,527	$22,554
Laboratory equipment	115,507	105,040
Computer equipment	88,239	79,871
Land	10,139	10,494
Building and leasehold improvements	432,748	434,321
Operating lease right-of-use assets	23,111	27,308
Construction in progress	225,442	220,052
	917,713	899,640
Less accumulated depreciation and amortization	(201,980)	(175,720)
Property and equipment, net	$715,733	$723,920
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
In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. At that time, we determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million. We have capitalized approximately $19.5 million in leasehold improvements as of September 30, 2022 relating to Morges.
In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we are constructing a large molecule production facility. Construction activity commenced in July 2018, and as of September 30, 2022, we have capitalized approximately $190.5 million in costs for construction, ground preparation and architectural and engineering studies. Inspection from competent authorities was finalized in March 2022, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility.
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Royalties	$248,455	$168,412
Clinical related costs	152,764	109,486
Sales allowances	186,112	136,541
Sales and marketing	31,001	35,750
Construction in progress	8,836	27,098
Operating lease liabilities	8,492	10,554
Other current liabilities	64,154	45,754
Total accrued and other current liabilities	$699,814	$533,595

Note 10. Stock Compensation
We recorded $45.4 million and $135.7 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. We recorded $42.7 million and $134.8 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $25.8 million, $80.2 million, $26.3 million and $84.2 million for the three and nine months ended September 30, 2022 and 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $18.9 million, $53.5 million, $15.9 million and $49.5 million for the three and nine months ended September 30, 2022 and 2021, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.7 million, $2.0 million, $0.5 million and $1.1 million, respectively, for the three and nine months ended September 30, 2022 and 2021.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Average risk-free interest rates	2.90%	0.76%	2.03%	0.60%	4.22%	0.28%	3.44%	0.22%
Average expected life (in years)	5.17	5.16	4.88	5.00	0.50	0.50	0.50	0.50
Volatility	35%	38%	36%	39%	31%	25%	27%	31%
Weighted-average fair value (in dollars)	$27.57	$28.84	$25.96	$29.32	$16.46	$18.20	$15.38	$18.82
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
Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2021	12,763,460	$88.39
Options granted	1,755,963	$75.32
Options exercised	(477,371)	$66.69
Options cancelled	(989,465)	$88.60
Balance at September 30, 2022	13,052,587	$87.41
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2021	3,966,888	$84.91
RSUs granted	2,473,892	77.14
PSUs granted	154,685	77.67
RSUs released	(845,095)	87.06
PSUs released	(184,401)	69.25
RSUs cancelled	(337,265)	83.94
PSUs cancelled	(1,720)	65.76
Balance at September 30, 2022	5,226,984	$81.29
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and nine months ended September 30, 2022 we recorded $3.2 million and $5.1 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2021 we recorded $1.7 million and $5.0 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2021	10,113,298
Options, RSUs and PSUs granted	(7,013,475)
Options, RSUs and PSUs cancelled	1,680,482
Balance at September 30, 2022	4,780,305
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of September 30, 2022, was $51.2 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2022, was $235.5 million, which is expected to be recognized over the weighted average period of approximately 2.0 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2022, was $19.6 million, which is expected to be recognized over the weighted average period of 2.2 years, should the underlying performance conditions be deemed probable of achievement.

Note 11. Income Taxes
For the three and nine months ended September 30, 2022, we recorded income tax expense of approximately $35.8 million and $136.3 million, respectively. For the three and nine months ended September 30, 2021, we recorded income tax expense of approximately $27.7 million and $65.7 million, respectively. The tax expense for the three and nine months ended September 30, 2022 increased as compared to that for the prior year periods due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.
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
The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $11.2 million during the nine months ended September 30, 2022, resulting in movements to other liabilities and deferred income tax asset on the condensed consolidated balance sheet. The overall increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We do not expect the IRA to have a material impact on our consolidated financial statements.
Note 12. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income	$112,775	$181,739	$312,199	$384,730

Weighted average common shares outstanding	222,415	220,845	221,801	220,243

Basic net income per share	$0.51	$0.82	$1.41	$1.75

Diluted net income	$112,775	$181,739	$312,199	$384,730

Weighted average common shares outstanding	222,415	220,845	221,801	220,243
Dilutive stock options and awards	1,760	1,403	1,825	1,870
Weighted average shares used to compute diluted net income per share	224,175	222,248	223,626	222,113

Diluted net income per share	$0.50	$0.82	$1.40	$1.73
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options and awards	11,150,022	11,841,440	10,979,096	9,917,824
Note 13. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2022 was $5.1 million and $14.7 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2021 was $4.4 million and $12.8 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The net periodic benefit cost was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$2,376	$1,975	$7,336	$5,927
Interest cost	61	23	187	68
Expected return on plan assets	(1,008)	(15)	(3,114)	(45)
Amortization of prior service cost	193	54	580	162
Amortization of actuarial losses	89	288	266	864
Net periodic benefit cost	$1,711	$2,325	$5,255	$6,976
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

Note 15. Subsequent Event
Villaris
In October 2022, we announced that we entered into an agreement to acquire Villaris Therapeutics, Inc. ("Villaris"), a biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. Under the terms of the agreement, Incyte will acquire Villaris and the exclusive global rights to develop and commercialize auremolimab (VM6), an anti-IL-15Rβ monoclonal antibody, for all uses, including in vitiligo and other autoimmune and inflammatory diseases. Upon effectiveness of the agreement, Incyte will make an upfront payment of $70.0 million, and Villaris shareholders will be eligible for up to $310.0 million upon achievement of certain development and regulatory milestones, as well as up to an additional $1.05 billion in commercial milestones on net sales of the product. The agreement is subject to clearance by the U.S. antitrust authorities under the Hart-Scott-Rodino Act and will become effective as soon as this condition has been met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.
Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) /MINJUVI® (tafasitamab), and OPZELURA™ (ruxolitinib) cream;
•our plans to further develop our operations outside of the United States;
•conducting clinical trials internally, with collaborators, or with clinical research organizations;
•our collaboration and strategic relationship strategy, and anticipated benefits and disadvantages of entering into collaboration agreements;
•our licensing, investment and commercialization strategies, including our plans to commercialize our drug products and drug candidates;
•the regulatory approval process, including obtaining U.S. Food and Drug Administration and other international regulatory authorities’ approval for our products in the United States and abroad;
•the safety, effectiveness and potential benefits and indications of our drug candidates and other compounds under development;
•the timing and size of our clinical trials; the compounds expected to enter clinical trials; timing of clinical trial results;
•our ability to manage expansion of our drug discovery and development operations;
•future required expertise relating to clinical trials, manufacturing, sales and marketing;
•obtaining and terminating licenses to products, drug candidates or technology, or other intellectual property rights;
•the receipt from or payments pursuant to collaboration or license agreements resulting from milestones or royalties;
•plans to develop and commercialize products on our own;
•plans to use third-party manufacturers;
•plans for our manufacturing operations;
•expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues, including milestone payments; expectations with respect to inventory;

•expectations with respect to reimbursement for our products;
•the expected impact of recent accounting pronouncements and changes in tax laws;
•expected losses; fluctuation of losses; currency translation impact associated with non-U.S. operations and collaboration royalties;
•our profitability; the adequacy of our capital resources to continue operations;
•the need to raise additional capital;
•the costs associated with resolving matters in litigation and governmental proceedings;
•our expectations regarding competition;
•our investments, including anticipated expenditures, losses and expenses;
•our patent prosecution and maintenance efforts; and
•the potential effects of the COVID-19 pandemic and efforts undertaken or to be undertaken by us or applicable governmental authorities on local and global economic conditions, and on our business, results of operations and financial condition.
These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:
•our ability to successfully commercialize our drug products and drug candidates;
•our ability to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations;
•our ability to establish and maintain effective sales, marketing and distribution capabilities;
•the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approval;
•our ability to maintain regulatory approvals to market our products;
•our ability to achieve a significant market share in order to achieve or maintain profitability;
•the risk of civil or criminal penalties if we market our products in a manner that violates health care fraud and abuse and other applicable laws, rules and regulations;
•our ability to discover, develop, formulate, manufacture and commercialize our drug candidates;
•the risk of unanticipated delays in, or discontinuations of, research and development efforts;
•the risk that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•risks relating to the conduct of our clinical trials;
•changing regulatory requirements;
•the risk of adverse safety findings;

•the risk that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•the risk of significant delays or costs in obtaining regulatory approvals;
•risks relating to our reliance on third-party manufacturers, collaborators, and clinical research organizations;
•risks relating to the development of new products and their use by us and our current and potential collaborators;
•risks relating to our inability to control the development of out-licensed compounds or drug candidates;
•risks relating to our collaborators’ ability to develop and commercialize JAKAVI, OLUMIANT, TABRECTA and the drug candidates licensed from us;
•costs associated with prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•our ability to maintain or obtain adequate product liability and other insurance coverage;
•the risk that our drug candidates may not obtain or maintain regulatory approval;
•the impact of technological advances and competition, including potential generic competition;
•our ability to compete against third parties with greater resources than ours;
•risks relating to changes in pricing and reimbursement in the markets in which we may compete;
•risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S and abroad;
•competition to develop and commercialize similar drug products;
•our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in expanding our patent coverage;
•the impact of changing laws on our patent portfolio;
•developments in and expenses relating to litigation;
•our ability to in-license drug candidates or other technology;
•unanticipated delays or changes in plans or regulatory agency interactions or other issues relating to our large molecule production facility;
•our ability to integrate successfully acquired businesses, development programs or technology;
•our ability to obtain additional capital when needed;
•fluctuations in net cash provided and used by operating, financing and investing activities;
•our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
•risks relating to our ability to sustain profitability;
•risks related to public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine; and

•the risks set forth under “Risk Factors.”
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
•We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
•If we or our collaborators are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government and other third-party payors, our results of operations and financial condition could be harmed.
•A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI and most of our other products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
•If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
•If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
•If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
•If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
•Competition for our products could harm our business and result in a decrease in our revenue.
•The COVID-19 pandemic and measures to address the pandemic, as well as other geopolitical events, have adversely affected and could in the future adversely affect our business and results of operations.
•We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
•If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
•Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
•Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
•If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
•If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
•Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
•Any approved drug product that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community.
•We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.

•We face significant competition for our drug discovery and development efforts, and if we do not compete effectively, our commercial opportunities will be reduced or eliminated.
•Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.
•If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
•The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
•As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
•If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
•If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
•We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
•Risks associated with our operations outside of the United States could adversely affect our business.
•If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
•Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
•We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
•If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
•Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
•If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
•Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
•Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
•If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
•International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
•Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
•Increasing use of social media could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

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
In March 2022, PEMAZYRE was approved by the National Medical Products Administration (NMPA) of the People’s Republic of China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with a fibroblast growth receptor 2 (FGFR2) fusion or rearrangement as confirmed by a validated diagnostic test that have progressed after at least one prior line of systemic therapy.
In August 2022, PEMAZYRE was approved by the FDA as the first and only targeted treatment for myeloid/lymphoid neoplasms (MLNs) with FGFR1 rearrangement. MLNs with FGFR1 rearrangement are extremely rare and aggressive blood cancers.
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
As part of our ongoing LIMBER (Leadership In MPNs BEyond Ruxolitinib) clinical development initiative, which is designed to improve and expand therapeutic options for patients with myeloproliferative neoplasms, we are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) 2021 Virtual Congress in June 2021. The FDA accepted the New Drug Application (NDA) for QD ruxolitinib with a Prescription Drug User Fee Act (PDUFA) target action date of March 23, 2023.
Based on positive Phase II data, we opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), and both trials are ongoing. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are ongoing, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating internally-discovered compounds and candidates from collaboration partners.
Itacitinib
We no longer intend to develop itacitinib, a selective JAK1 inhibitor, in treatment-naïve chronic GVHD (cGVHD). Based on efficacy data from Part I of the Phase II/II GRAVITAS-309 trial, we determined that a pivotal trial was unlikely to be successful.

Axatilimab
In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December 2021, updated positive data were presented at ASH from the Phase I/II trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. Additional trials of axatilimab are planned in patients with chronic GVHD, including a Phase II trial in combination with ruxolitinib in patients with newly-diagnosed cGVHD. In May 2022, Syndax announced that axatilimab was granted fast-track designation by the FDA for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.
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
A placebo-controlled Phase III trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing. A proof-of-concept study of tafasitamab, lenalidomide and plamotamab in patients with r/r DLBCL is also ongoing.
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
In October 2021, we announced the FDA acceptance of an NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The submission was based on data from several Phase II studies (CITADEL-203, -204 and -205) evaluating parsaclisib as a treatment for relapsed or refractory non-Hodgkin lymphomas (follicular, marginal zone and mantle cell). In January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the three indications in non-Hodgkin lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory studies that we determined cannot be completed within a reasonable time period to support an accelerated approval. In July 2022, we withdrew the Marketing Authorization Application (MAA) seeking approval of parsaclisib in marginal zone lymphoma following discussions with the European Medicines Agency (EMA) regarding the confirmatory study needed to support the approval which we determined were not feasible.
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
The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with squamous cell carcinoma of the anal canal (SCAC) is underway. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of SCAC. In October 2021, we announced that we withdrew the MAA seeking approval of retifanlimab in SCAC.
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
1L DLBCL: Phase III (frontMIND)
r/r follicular & marginal zone lymphomas: Phase III (inMIND)
r/r B-cell malignancies: PoC with lenalidomide and plamotamab[4]

pemigatinib (FGFR1/2/3)	CCA: Phase III (FIGHT-302) Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203); approved in the United States Glioblastoma: Phase II (FIGHT-209) NSCLC: Phase II (FIGHT-210)
parsaclisib (PI3Kδ)	Warm autoimmune hemolytic anemia: Phase III (PATHWAY)
retifanlimab (PD-1)[5]	SCAC: Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)
1.Development collaboration with Cellenkos, Inc.
2.axatilimab development in collaboration with Syndax.
3. tafasitamab development in collaboration with MorphoSys.
4.Clinical collaboration with MorphoSys and Xencor, Inc. to investigate the combination of tafasitamab plus lenalidomide in combination with Xencor’s CD20xCD3 XmAb bispecific antibody, plamotamab.
5.retifanlimab licensed from MacroGenics.
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
Our earlier-stage clinical programs in hematology and oncology are included in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB81776 (AXL/MER), INCB99280 (PD-L1), INCB99318 (PD-L1), INCB106385 (A2A/A2B), INCB123667 (CDK2)
Monoclonal antibodies[1]	INCAGN1876 (GITR), INCAGN2385 (LAG-3), INCAGN2390 (TIM-3), INCA00186 (CD73)
Bispecific antibodies	INCA32459 (LAG-3xPD-1)[2]
1.Discovery collaboration with Agenus Inc.
2.Development collaboration with Merus
Inflammation and AutoImmunity (IAI)
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
Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis, vitiligo, chronic hand eczema, lichen planus and lichen sclerosus.
In October 2021, we announced the validation of the MAA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥12 years) with nonsegmental vitiligo with facial involvement.
Two Phase 2 trials evaluating ruxolitinib cream in lichen planus and lichen sclerosus are in preparation. Lichen planus is a recurrent inflammatory condition affecting the skin and mucosal surfaces and can result in itchy, purple bumps on the skin. Lichen sclerosus is a chronic inflammatory skin disease most commonly affecting women and can result in painful ulcers and intense itching.
Povorcitinib
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
In March 2021, we initiated a Phase II trial evaluating povorcitinib in patients with vitiligo. A Phase II trial evaluating povorcitinib in patients with prurigo nodularis is ongoing. In August 2022, we presented results from the Phase II trial of povorcitinib in HS and based on positive results, we plan to initiate a Phase III study in HS.

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
In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase III studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase III study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. A supplemental New Drug Application (sNDA) for baricitinib was submitted by Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors. In January 2022, Lilly provided a regulatory update on the sNDA based on ongoing discussions with the FDA. Lilly announced that alignment with the FDA on the indicated population had not yet been reached and given the FDA’s position, there would be the possibility of a Complete Response Letter (CRL).
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
COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19. In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine. In July 2021, we and Lilly announced that the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir. The EUA now provides for the use of baricitinib for treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (ECMO). In June 2022, we and Lilly announced the FDA approved baricitinib as OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation, or ECMO.
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
1.baricitinib licensed to Lilly.
2.capmatinib licensed to Novartis.
3.ruxolitinib licensed to Novartis ex-US for use in hematology and oncology excluding topical administration.
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
Calithera
In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158 (CB-1158), which is currently in Phase II clinical trials, for multiple myeloma. In September 2022, we notified Calithera of our exercise of our right to terminate the Collaboration and License Agreement for convenience, effective in December 2022. As a result of the termination, rights to INCB01158 and the other licensed products will revert to Calithera.
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
In April 2021, we and Lilly announced that the primary endpoint was not met in COV-BARRIER, the Phase III randomized, double-blind, placebo–controlled study to evaluate the efficacy and safety of baricitinib in hospitalized adults not on mechanical ventilation and who have COVID-19. There was, however, a 38% reduction in mortality by Day 28 in patients treated with baricitinib in addition to SoC. In August 2021, we and Lilly announced new data from an additional cohort of 101 adult patients from the COV-BARRIER trial. In this sub-study, patients with COVID-19 on mechanical ventilation or ECMO who received baricitinib plus standard of care were 46% less likely to die by Day 28 compared to patients who received placebo plus standard of care.
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

For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2022.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which could have a significant effect on our condensed consolidated financial statements.
Results of Operations
We recorded net income of $112.8 million and basic net income per share of $0.51 and diluted net income per share of $0.50 for the three months ended September 30, 2022, as compared to net income of $181.7 million and basic and diluted net income per share of $0.82 in the corresponding period in 2021. We recorded net income of $312.2 million and basic net income per share of $1.41 and diluted net income per share of $1.40 for the nine months ended September 30, 2022, as compared to net income of $384.7 million and basic net income per share of $1.75 and diluted net income per share of $1.73 in the corresponding period in 2021.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
JAKAFI revenues, net	$619.6	$547.4	$1,761.7	$1,542.1
ICLUSIG revenues, net	25.9	28.5	78.2	82.4
PEMAZYRE revenues, net	23.5	17.6	60.4	48.9
MINJUVI revenues, net	5.9	0.5	14.8	0.5
OPZELURA revenues, net	38.1	—	67.5	—
Total product revenues, net	713.0	594.0	1,982.6	1,673.9
JAKAVI product royalty revenues	85.8	94.7	240.4	242.3
OLUMIANT product royalty revenues	20.4	86.6	98.7	154.9
TABRECTA product royalty revenues	4.1	2.7	11.2	7.3
Total product royalty revenues	110.3	184.0	350.3	404.5
Milestone and contract revenues	—	35.0	135.0	45.0
Total revenues	$823.3	$813.0	$2,467.9	$2,123.4
The increase in JAKAFI product revenues for the three months ended September 30, 2022 as compared to the corresponding period in 2021 was comprised of a volume increase of $30.9 million and a price increase of $41.3 million. The increase in JAKAFI product revenues for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 was comprised of a volume increase of $125.7 million and a price increase of $93.9 million. Additionally, our product revenues may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Nine Months Ended September 30, 2022	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2022	$14,678	$99,304	$24,074	$4,740	$142,796
Allowances for current period sales	87,898	445,112	214,823	3,776	751,609
Allowances for prior period sales	(94)	(2,702)	(5)	—	(2,801)
Credits/payments for current period sales	(66,388)	(363,943)	(185,780)	—	(616,111)
Credits/payments for prior period sales	(12,095)	(58,696)	(8,230)	(2,229)	(81,250)
Balance at September 30, 2022	$23,999	$119,075	$44,882	$6,287	$194,243
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
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The decrease in OLUMIANT product royalty revenues for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 reflects unfavorable changes in foreign currency exchange rates, a decrease in net product sales of OLUMIANT for use as a treatment for COVID-19 and a one-time deduction related to securing intellectual property rights.
Our milestone and contract revenues for the nine months ended September 30, 2022, were derived from total regulatory milestones of $60.0 million under the Novartis collaboration and license agreement, regulatory milestones of $70.0 million under the license, development and commercialization agreement with Lilly, and a $5.0 million regulatory milestone under the Innovent research collaboration and licensing agreement. Our milestone and contract revenues for the nine months ended September 30, 2021, were derived from a $10.0 million milestone under the Innovent research collaboration and licensing agreement and a $35.0 million upfront payment under the InnoCare collaboration and license agreement..

Cost of Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Product costs	$14.9	$4.8	$39.1	$14.3
Salary and benefits related	2.4	2.3	6.9	4.9
Stock compensation	0.7	0.5	2.0	1.1
Royalty expense	31.3	26.9	83.7	70.6
Amortization of definite-lived intangible assets	5.3	5.4	16.1	16.2
Total cost of product revenues	$54.6	$39.9	$147.8	$107.1
Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG. The increase in cost of product revenues for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to product related costs for our commercial products including OPZELURA.
Operating Expenses
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Salary and benefits related	$82.3	$75.9	$250.1	$229.3
Stock compensation	25.8	26.3	80.2	84.2
Clinical research and outside services	242.9	196.6	650.7	576.2
Occupancy and all other costs	33.0	36.1	103.6	95.7
Total research and development expenses	$384.0	$334.9	$1,084.6	$985.4
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The increase in clinical research and outside services expense for the three and nine months ended September 30, 2022 as compared to the corresponding period in 2021 was primarily due to continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $33.5 million and $56.0 million, respectively, for the three and nine months ended September 30, 2022. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $4.3 million and $20.8 million, respectively, for the three and nine months ended September 30, 2021. Research and development expenses for the three and nine months ended September 30, 2022 and 2021 were net of $8.7 million, $43.3 million, $3.2 million and $15.7 million, respectively, of costs reimbursed by our collaborative partners.

In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements and payment of milestones under those agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials, timing of drug supply, including API, and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.
Selling, general and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Salary and benefits related	$64.3	$58.3	$197.0	$163.4
Stock compensation	18.9	15.9	53.5	49.5
Other contract services and outside costs	183.3	116.5	478.8	300.5
Total selling, general and administrative expenses	$266.5	$190.7	$729.3	$513.4
The increase in salary and benefits related expense for the three and nine months ended September 30, 2022 as compared to the corresponding period in 2021 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization and activities to support the launch of OPZELURA for the treatment of atopic dermatitis. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, was due primarily to expenses related to our dermatology commercial organization and activities to support the launch of OPZELURA for the treatments of atopic dermatitis and vitiligo.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The gain on change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2022 was $21.9 million and $12.2 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The loss on change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2021 was $2.9 million and $13.1 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value for the three and nine months ended September 30, 2022 was due primarily to the changes in foreign currency exchange rates included within the updated projections of future net revenues of ICLUSIG.
Collaboration loss sharing
Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and nine months ended September 30, 2022, our 50% share of the losses for tafasitamab was $1.8 million and $9.1 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2021, our 50% share of the losses for tafasitamab was $9.1 million and $29.5 million, respectively, as recorded in collaboration loss sharing on the condensed consolidated statement of operations.

Other income (expense)
Other income (expense), net. Other income (expense), net for the three and nine months ended September 30, 2022 was $11.5 million and $13.3 million, respectively. Other income (expense), net for the three and nine months ended September 30, 2021 was $1.9 million and $4.9 million, respectively. The increase in other income (expense), net for the three and nine months ended September 30, 2022 primarily relates to an increase in interest income.
Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Agenus	$1.3	$(2.8)	$(14.1)	$29.1
Calithera	—	0.2	(0.9)	(4.6)
Merus	(9.3)	3.3	(41.8)	13.3
MorphoSys	0.8	(27.3)	(15.9)	(60.2)
Syndax	6.8	—	3.1	—
Syros	(0.3)	(0.9)	(2.5)	(6.0)
Total unrealized loss on long term investments	$(0.7)	$(27.5)	$(72.1)	$(28.4)
Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2022 was $35.8 million and $136.3 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2021 was $27.7 million and $65.7 million, respectively. The provision for income taxes increased in 2022 as compared to that for the prior year period due to the release of our valuation allowance against a majority of our U.S. research and development tax credit carryforwards and other deferred tax assets at December 31, 2021.
Liquidity and Capital Resources
Due to historical net losses, we had an accumulated deficit of $0.5 billion as of September 30, 2022. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At September 30, 2022, we had available cash, cash equivalents and marketable securities of $3.0 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $686.3 million and $634.1 million, respectively. The increase in cash provided by operating activities was due primarily to changes in working capital.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $57.6 million for the nine months ended September 30, 2022, which represented purchases of marketable securities of $59.1 million and capital expenditures of $56.6 million, offset in part by the sale and maturities of marketable securities of $58.0 million. Net cash used in investing activities was $141.7 million for the nine months ended September 30, 2021, which represented purchases of marketable securities of $228.2 million, capital expenditures of $146.5 million, and purchases of long term equity investments of $8.7 million, offset in part by the sale of long term investment of $10.5 million and the sales and maturities of marketable securities of $231.3 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2022 and net cash used in financing activities was $2.8 million for the nine months ended September 30, 2021, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.
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
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2022, marketable securities were $286.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2022, the decline in fair value would not be material.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2022, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1A. Risk Factors
RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS
We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.
JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older and in September 2021 for the treatment of steroid-refractory chronic graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States, Europe and Japan for the treatment of certain metastatic cholangiocarcinoma indications, as well as for certain blood cancer indications in the United States, MONJUVI in the United States and MINJUVI in the European Union for the treatment of certain lymphoma indications, and OPZELURA in the Unites States for the treatment of certain indications of atopic dermatitis and vitiligo, and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non-small cell lung cancer, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.
The commercial success of JAKAFI and our ability to maintain and continue to increase revenues from the sale of JAKAFI will depend on a number of factors, including:
•the number of patients with intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or steroid-refractory graft-versus-host disease who are diagnosed with the diseases and the number of such patients that may be treated with JAKAFI;

•the acceptance of JAKAFI by patients and the healthcare community;
•whether physicians, patients and healthcare payors view JAKAFI as therapeutically effective and safe relative to cost and any alternative therapies, as well as whether patients will continue to use JAKAFI;
•the ability to obtain and maintain sufficient coverage or reimbursement by third-party payors and pricing;
•the ability of our third-party manufacturers to manufacture JAKAFI in sufficient quantities that meet all applicable quality standards;
•the ability of our company and our third-party providers to provide marketing and distribution support for JAKAFI;
•the effects of the COVID-19 pandemic, any associated quarantine, travel restriction, stay-at-home or shutdown orders, guidelines or practices, and any disruption in our supply chain for JAKAFI on our ability to provide marketing and distribution support for JAKAFI, our ability to produce sufficient quantities of JAKAFI that meet all applicable quality standards, patient demand (including new patient prescriptions and hesitancy of patients to make office visits) and other risks detailed further below under “—Other Risks Relating to our Business—Public health epidemics, such as the COVID-19 pandemic, could adversely affect our business, results of operations, and financial condition”;
•the label and promotional claims allowed by the FDA;
•the maintenance of regulatory approval for the approved indications in the United States; and
•our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications or in combination with other therapeutic modalities.
If we are not able to maintain revenues from JAKAFI in the United States, or our revenues from JAKAFI decrease, our business may be materially harmed and we may need to delay other drug discovery, development and commercialization initiatives or even significantly curtail operations, and our ability to license or acquire new products to diversify our revenue base could be limited.
In addition, revenues from our other products and our receipt of royalties under our collaboration agreements, including our agreements with Novartis for sales of JAKAVI outside the United States and TABRECTA globally and with Eli Lilly and Company for worldwide sales of OLUMIANT, will depend on factors similar to those listed above, with similar regulatory, pricing and reimbursement issues driven by applicable regulatory authorities and governmental and third-party payors affecting jurisdictions outside the United States.
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
•actions of federal, state and foreign governments and other third-party payors to implement or modify laws, regulations or policies addressing payment and reimbursement for drugs;
•pressure by employers on private health insurance plans to reduce costs or moderate cost increases, as well as continued public scrutiny of the price of drugs and other healthcare costs; and
•consolidation of third-party payors and continued initiatives of government and other third-party payors to reduce costs by seeking price discounts or rebates, reducing reimbursement rates or imposing restrictions on access to or coverage of particular drugs based on perceived value.
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
We are working to establish and maintain sales, marketing and distribution capabilities for OPZELURA that will generally be separate from our existing capabilities for oncology indications, and we have no prior experience in commercializing products for dermatology indications. Successful commercialization of our drug candidates for dermatology indications requires us to establish new physician and payor relationships, PBM and pharmacy network relationships, reimbursement strategies and governmental interactions. Our inability to commercialize successfully products in indications outside of oncology could harm our business and operating results.

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
Failure to comply with the laws and regulations administered by the FDA or other agencies could result in:
•administrative and judicial sanctions, including warning letters;
•fines and other civil penalties;
•suspension or withdrawal of regulatory approval to market or manufacture our products;
•interruption of production;
•operating restrictions;
•product recall or seizure;
•injunctions; and
•criminal prosecution.
The occurrence of any such event may have a material adverse effect on our business.

If the use of our products harms patients, or is perceived to harm patients even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims.
The testing of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and OPZELURA, the manufacturing, marketing and sale of JAKAFI, PEMAZYRE and OPZELURA and the marketing and sale of ICLUSIG and MONJUVI MINJUVI expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:
•lessen the frequency with which physicians decide to prescribe our products;
•encourage physicians to stop prescribing our products to their patients who previously had been prescribed our products;
•cause serious harm to patients that may give rise to product liability claims against us; and
•result in our need to withdraw or recall our products from the marketplace.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Numerous states and localities have enacted or are considering enacting legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. The Sunshine provisions and similar laws and regulations in other jurisdictions where we do business require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, which could be significant in amount or result in exclusion from federal healthcare programs such as Medicare and Medicaid. Any action initiated against us for violation of these laws, even if we successfully defend against it, could require the expenditure of significant resources and generate negative publicity, which could harm our business and operating results, and any settlement of such action initiated against us, regardless of the merits, could result in the payment of significant amounts, which could harm our financial condition and operating results. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

Competition for our products could harm our business and result in a decrease in our revenue.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business —Competition” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
MONJUVI/MINJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors and potential competitors for PEMAZYRE include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors for OPZELURA include existing over-the-counter topical treatments, prescription topical treatments, including generic versions, such as tacrolimus, pimecrolimus, topical steroids, and EUCRISA (crisaborole) from Pfizer Inc., as well as oral and injectable therapies such as prednisone and other oral steroids, injectable DUPIXENT (dupilimab) from Sanofi and Regeneron Pharmaceuticals, Inc., and oral CIBINQO (abrocitinib) from Pfizer Inc. and RINVOQ (upadacitinib) from AbbVie Inc.

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
As a result of the COVID-19 pandemic, we have experienced and may in the future experience disruptions that could severely impact our business, results of operations and financial condition, including the following:
•When the COVID-19 pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance of – direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to re-establish workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space or access may be limited, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
•Our sales and marketing activities, including our interactions with healthcare professionals, have been limited and made more difficult by government or employer imposed work from home orders and travel and workplace visitor restrictions resulting from measures to address the COVID-19 pandemic, as well as employee-initiated remote work and travel limitations resulting from, among other things, the spread of the COVID-19 variants. In addition, demand for our products has been affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 pandemic, resulting in decreases in disease screening and diagnosis. We cannot predict the effects on patient demand or future sales if there are prolonged quarantines, work from home orders, travel restrictions or surges in COVID-19 cases.
•Our clinical trials have been and will likely continue to be affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients, the potential unwillingness of patients to enroll or continue in clinical trials for fear of exposure to COVID-19 at sites, and the inability to access sites for initiation and monitoring. In addition, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt health services, we may be unable to obtain blood samples for testing, and we may not be able to provide the trial drug candidate to patients. Also, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the COVID-19 pandemic has affected and may continue to affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

•Regulatory agencies globally have experienced disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. If any of these disruptions occur or continue to occur, we cannot predict how long they may last. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur or continue to occur.
•The outbreak and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of the COVID-19 pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience capacity constraints and delays in producing materials for our drug products and product candidates if they are required, under the U.S. Defense Production Act or similar governmental mandates, to prioritize production of raw materials, supplies, drugs or vaccines to address COVID-19. And, for JAKAFI, while our strategy is to maintain a 24 month stock of active pharmaceutical ingredient, or API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials.
•Any deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.
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
Our long-term success, revenue growth and diversification of revenues depends on our ability to obtain regulatory approval for new drug products and additional indications for our existing drug products. Our ability to discover and develop drug candidates and to commercialize additional drug products and indications will depend on our ability to:
•hire and retain key employees;
•identify high quality therapeutic targets;
•identify potential drug candidates;
•develop products internally or license or acquire drug candidates from others;
•identify and enroll suitable human subjects, either in the United States or abroad, for our clinical trials;
•complete laboratory testing;
•commence, conduct and complete safe and effective clinical trials on humans;
•obtain and maintain necessary intellectual property rights to our products;
•obtain and maintain necessary regulatory approvals for our products, both in the United States and abroad;
•enter into arrangements with third parties to provide services or to manufacture our products on our behalf;

•deploy sales, marketing, distribution and manufacturing resources effectively or enter into arrangements with third parties to provide these functions in compliance with all applicable laws;
•obtain appropriate coverage and reimbursement levels for the cost of our products from governmental authorities, private health insurers and other third-party payors;
•lease facilities at reasonable rates to support our growth; and
•enter into arrangements with third parties to license and commercialize our products.
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
We have invested significant resources in the development of our most advanced drug candidates. We have a number of drug candidates in Phase III clinical trials as monotherapies or in combination with other drugs and drug candidates, including parsaclisib, pemigatinib, retifanlimab, ruxolitinib, ruxolitinib cream and tafasitamab. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our most advanced drug candidates. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. For example, in April 2018, we along with Merck stopped the ECHO-301 study with epacadostat, and we also significantly downsized the epacadostat development program. If a product is developed but not approved or marketed, or becomes approved for a narrower set of indications than those for which we initially conducted clinical trials, we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans.
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
Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Interim results of a preclinical test or clinical trial do not necessarily predict final results, and acceptable results in early clinical trials may not be repeated in later clinical trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed, and existing clinical trials with our or our collaborators’ drug candidates may be stopped, due to many potential factors, including:
•the high degree of risk and uncertainty associated with drug development;
•our inability to formulate or manufacture sufficient quantities of materials for use in clinical trials;

•variability in the number and types of patients available for each study;
•difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•unforeseen safety issues or side effects;
•poor or unanticipated effectiveness of drug candidates during the clinical trials; or
•government or regulatory delays.
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
In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. For example, a provision in the American Rescue Plan Act of 2021 that is expected to be implemented in 2024 will have the effect of increasing the Medicaid rebate liability for some medicines that increase prices in excess of inflation. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted, which includes provisions allowing the federal government to negotiate prices for certain high-priced single source Medicare drugs, to impose penalties and to implement a potential excise tax for manufacturers that fail to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The new law also reduced the out-of-pocket prescription drug costs for Medicare beneficiaries. The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte, which exempt those drugs from negotiation through 2028 and permit phased-in discounts under the new Part D benefit. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce payments from Medicare and Medicaid or otherwise place limitations on the prices that manufacturers may charge for their products. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. Some of these changes and proposed changes could result in reduced reimbursement rates or in eliminating dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.
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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., MacroGenics, Inc., Merus N.V., MorphoSys, Syros Pharmaceuticals, Inc., and Syndax Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in September 2022, we decided to terminate our collaboration with Calithera Biosciences, Inc. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
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
Market acceptance of our drug products, if approved for commercial sale, will depend on a number of factors, including the following, and market acceptance of our collaborators’ drug products will depend on similar factors:
•the willingness and ability of patients and the healthcare community to use our drug products;
•the ability to manufacture our drug products in sufficient quantities that meet all applicable quality standards and to offer our drug products for sale at competitive prices;
•the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products or therapies;
•the label and promotional claims allowed by the FDA;
•the pricing and reimbursement of our drug products relative to existing treatments; and

•marketing and distribution support for our drug products.
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
As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, for the year ended December 31, 2021 and for the three and nine months ended September 30, 2022, we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period. In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.
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
Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States. For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan and have opened an office in China. International operations and business expansion plans are subject to numerous additional risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity as we enter into additional jurisdictions;
•difficulties in staffing and managing operations in diverse countries and difficulties in connection with assimilating and integrating any operations and personnel we might acquire into our company;
•risks associated with obtaining and maintaining, or the failure to obtain or maintain, regulatory approvals for the sale or use of our products in various countries;
•complexities associated with managing government payor systems, multiple payor-reimbursement regimes or patient self-pay systems;
•financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•general political and economic conditions in the countries in which we operate, including terrorism and political unrest, geopolitical events such as the Russian invasion of Ukraine, curtailment of trade and other business restrictions, and uncertainties associated with the implementation of the relationship between the United Kingdom and the European Union;
•public health risks, such as the effects of the COVID-19 pandemic, and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability; and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.
In addition, our revenues are subject to foreign currency exchange rate fluctuations due to the global nature of our operations and unfavorable changes in foreign currency exchange rates may adversely affect our revenues and net income. To the extent that our non-U.S. source revenues represent a more significant portion of our total revenues, these fluctuations could materially affect our operating results. Any of the risks described above, if encountered, could significantly increase our costs of operating internationally, prevent us from operating in certain jurisdictions, or otherwise significantly harm our future international expansion and operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Due to historical net losses, we had an accumulated deficit of $0.5 billion as of September 30, 2022. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.
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

Additional factors that may affect our future funding requirements include:
•the acquisition of businesses, technologies, or drug candidates, or the licensing of technologies or drug candidates, if any;
•the amount of revenues generated from our business activities;
•any changes in the breadth of our research and development programs;
•the results of research and development, preclinical testing and clinical trials conducted by us or our current or future collaborators or licensees, if any;
•our exercise of any co-development options with collaborators that may require us to fund future development;
•costs for future facility requirements;
•our ability to maintain and establish new corporate relationships and research collaborations;
•competing technological and market developments;
•the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property claims;
•the receipt or payment of contingent licensing or milestone fees or royalties on product sales from our current or future collaborative and license arrangements, if established; and
•the timing of regulatory approvals, if any.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. In August 2022, the Inflation Reduction Act of 2022 was enacted, which includes tax provisions implementing a 15% corporate alternative minimum tax on a corporation’s adjusted financial statement income if it exceeds its regular tax liability for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. At this time, we believe it is unlikely, to have a material impact on our tax provision and financial results in future years. In addition, the Organisation for Economic Co-Operation and Development (OECD) in October 2021 announced an agreement on an outline for new tax rules that would align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted by member countries, this agreement could result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. These initiatives not only could significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derived a substantial portion of our revenues for the year ended December 31, 2021 and the three and nine months ended September 30, 2022 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.
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

We may be involved in future lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights or contract violations. In addition, litigation or other legal proceedings may be necessary to:
•assert claims of infringement;
•enforce our patents or trademarks;
•protect our trade secrets or know-how; or
•determine the enforceability, scope and validity of the proprietary rights of others.
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
Our means of protecting our proprietary rights may not be adequate, and our competitors may:
•independently develop substantially equivalent proprietary information, products and techniques;
•otherwise gain access to our proprietary information; or
•design around patents issued to us or our other intellectual property.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively. In addition, having a significant portion of our employees work remotely due to the COVID-19 pandemic or otherwise can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.

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
In addition, the European Parliament and the Council of the European Union has adopted a comprehensive general data privacy regulation, known as the GDPR, which governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The United Kingdom has enacted legislation similar to the GDPR, the UK GDPR, which provides for potential fines of up to the greater of £17.5 million or 4% of the annual global revenue. Moreover, the European Court of Justice in July 2020 invalidated the Privacy Shield framework that had been in place between the European Union and the United States, which invalidation has created uncertainty about how data can now be shared in a compliant manner. Additionally, the California Consumer Privacy Act (CCPA) affords a private right of action to such consumers if certain data breaches result in the loss or theft of their personal information. The GDPR, UK GDPR, CCPA and other similar laws or regulations enacted or proposed to be enacted in the United States or other jurisdictions associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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

Item 6. Exhibits

Exhibit Number	Description of Document
10.1†*	Amendment No. 3, dated as of July 14, 2022, to Global Collaboration and License Agreement, dated October 24, 2017, by and between the Company and MacroGenics, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________________________
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

INCYTE CORPORATION

Dated: November 1, 2022	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2022	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)