Form 10-K
period 2022-12-31
INCYTE CORP
filed 2023-02-07
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2022) was approximately $14.2 billion.
As of January 31, 2023 there were 222,965,018 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders to be held on June 14, 2023.

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
•risks relating to the conduct of our clinical trials, including geopolitical risks;
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

Item 1. Business
Overview
Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our other offices across Europe, as well as our Japanese office in Tokyo and our Canadian headquarters in Montreal.
As described in more detail below, we operate in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which comprises Myeloproliferative Neoplasms (MPNs), Graft-Versus-Host Disease (GVHD), and solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI), which includes our Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.
Hematology and Oncology
Our hematology and oncology franchise comprises four approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab), PEMAZYRE (pemigatinib) and ICLUSIG (ponatinib), as well as numerous clinical development programs.
JAKAFI (ruxolitinib)
JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. It was approved by the U.S. Food and Drug Administration (FDA) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis (MF); in December 2014 for the treatment of adults with polycythemia vera (PV) who have had an inadequate response to or are intolerant of hydroxyurea; in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (GVHD) in adult and pediatric patients 12 years and older; and in September 2021 for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. MF and PV are both myeloproliferative neoplasms (MPNs), a type of rare blood cancer, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (HSCT). Under our collaboration agreement with our collaboration partner Novartis Pharmaceutical International Ltd., Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.
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
In September 2016, we announced that JAKAFI had been included as a recommended treatment in the latest National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for myelofibrosis, underscoring the important and long term clinical benefits seen in patients treated with JAKAFI.
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
We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib. These patents, including applicable extensions, currently expire in late-2028. We have been granted pediatric exclusivity which adds six months to the expiration for all ruxolitinib patents presently listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book).
MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208) globally. The agreement became effective March 2020. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. We have rights to co-commercialize tafasitamab in the United States with MorphoSys, and we have exclusive development and commercialization rights outside of the United States.

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
Based on positive Phase II data, we opened two pivotal trials of ruxolitinib in combination with parsaclisib (PI3Kδ) in first-line MF (LIMBER-313) and in MF patients with a suboptimal response to ruxolitinib monotherapy (LIMBER-304), and both trials are ongoing. Additional Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are ongoing, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating internally-discovered compounds, and candidates from collaboration partners.

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
Parsaclisib is being evaluated as a treatment for autoimmune hemolytic anemia (AIHA), a rare red blood cell disorder. In June 2021, data from a Phase II trial were presented at EHA. The majority of patients achieved a response with parsaclisib over the initial 12-week treatment period and treatment with parsaclisib was generally well tolerated. Based on these results, we initiated a Phase III trial (PATHWAY) in warm AIHA. The FDA has granted orphan drug designation to parsaclisib as a treatment for patients with AIHA.
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
Oral PD-L1
In November 2021, we highlighted Phase I clinical safety and efficacy data for our oral PD-L1 program which included two compounds, INCB99280 and INCB99318. Tumor shrinkage was observed for both oral PD-L1 inhibitors and both were generally well tolerated. We plan to evaluate INCB99280 in Phase II as monotherapy and in combination with other antitumor agents. Further dose escalation and dose expansion trials are ongoing with INCB99318.
In November 2022, (i) updated safety and preliminary efficacy data for INCB99280 and INCB99318 was presented at the Society for Immunotherapy of Cancer, and (ii) we and Mirati Therapeutics, Inc. announced a clinical trial collaboration and supply agreement to investigate the combination of INCB99280 and adagrasib, a KRASG12C selective inhibitor, in patients with KRASG12C-mutated solid tumors.

Indication and status
ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD: NDA under review
ruxolitinib + parsaclisib (JAK1/JAK2 + PI3Kδ)	Myelofibrosis: Phase III (first-line therapy) (LIMBER-313) Myelofibrosis: Phase III (suboptimal responders to ruxolitinib) (LIMBER-304)
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II
ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: Phase I (LIMBER-TREG108)
ruxolitinib + axatilimab (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD (newly diagnosed): Phase I/II in preparation
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
tafasitamab (CD19)[3]	r/r DLBCL: Phase II (L-MIND); Phase III (B-MIND) 1L DLBCL: Phase III (frontMIND) r/r follicular & marginal zone lymphomas: Phase III (inMIND)
pemigatinib (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): Phase II (FIGHT-203); approved by FDA CCA: Phase III (FIGHT-302) Glioblastoma: Phase II (FIGHT-209) NSCLC: Phase II (FIGHT-210)
parsaclisib (PI3Kδ)	Warm autoimmune hemolytic anemia: Phase III (PATHWAY)
retifanlimab (PD-1)[4]	SCAC: Phase III (PODIUM-303) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204) Merkel cell carcinoma: Phase II (POD1UM-201) NSCLC: Phase III (POD1UM-304)
INCB99280 (Oral PD-L1)	Solid tumors: Phase I KRASG12C-mutated solid tumors: Phase I/Ib in combination with adagrasib, in preparation
INCB99318 (Oral PD-L1)	Solid tumors: Phase I
1.Development collaboration with Cellenkos, Inc.
2.axatilimab development in collaboration with Syndax.
3.tafasitamab development in collaboration with MorphoSys.
4.retifanlimab licensed from MacroGenics.
Earlier-Stage Development Programs in Hematology and Oncology
INCB123667 (CDK2)
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
INCA32459 (LAG-3xPD-1)
In collaboration with Merus N.V. we have developed INCA32459, a novel LAG3xPD-1 bispecific antibody that is currently being evaluated in clinical studies.

INCA33989 (mCALR)
In December 2022, new research detailing the development and mechanism of action of INCA033989, an Incyte-discovered, investigational novel anti-mutant calreticulin (CALR)-targeted monoclonal antibody, was featured in the Plenary Scientific Session at the 64th American Society of Hematology (ASH) Annual Meeting. INCA033989 binds with high affinity to mutant CALR and inhibits oncogenesis, the process of cells becoming cancerous, in cells expressing this oncoprotein. CALR mutations are responsible for disease development in approximately 25-35% of patients with MF and ET. INCA33989 is currently expected to enter clinical studies in 2023.
Our earlier-stage clinical programs in hematology and oncology, are included in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB81776 (AXL/MER), INCB106385 (A2A/A2B), INCB123667 (CDK2)
Monoclonal antibodies	INCAGN1876 (GITR)[1], INCAGN2385 (LAG-3)[1], INCAGN2390 (TIM-3)[1], INCA00186 (CD73), INCA33989 (mCALR)
Bispecific antibodies	INCA32459 (LAG-3xPD-1)[2]
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
The approval of OPZELURA was based on data from two randomized, double-blind, vehicle-controlled Phase III studies (TRuE-AD1 and TRuE-AD 2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with mild to moderate AD. Significantly more patients treated with OPZELURA achieved Investigator’s Global Assessment (IGA) Treatment Success at Week 8 (defined as an IGA score of 0 or 1 with at least a 2-point improvement from baseline, the primary endpoint: 53.8% in TRuE-AD1 and 51.3% in TRuE-AD2, compared to vehicle (15.1% in TRuE-AD1, 7.6% in TRuE-AD2; P<0.0001)). Significantly more patients treated with OPZELURA experienced a clinically meaningful reduction in itch from baseline at Week 8, as measured by a ≥4-point reduction in the itch Numerical Rating Scale (itch NRS4): 52.2% in TRuE-AD1 and 50.7% in TRuE-AD2, compared to vehicle (15.4% in TRuE-AD1, 16.3% in TRuE-AD2; P<0.0001), among patients with an NRS score of at least 4 at baseline. The most common (≥1%) treatment-emergent adverse reactions in patients treated with OPZELURA were nasopharyngitis, diarrhea, bronchitis, ear infection, eosinophil count increased, urticaria, folliculitis, tonsillitis and rhinorrhea.

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
Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis, vitiligo, lichen planus, lichen sclerosus and hidradenitis suppurativa.
In October 2021, we announced the validation of the MAA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥12 years) with nonsegmental vitiligo with facial involvement.
In November 2022, we initiated two Phase II trials evaluating ruxolitinib cream in lichen planus and lichen sclerosus. Lichen planus is a recurrent inflammatory condition affecting the skin and mucosal surfaces and can result in itchy, purple bumps on the skin. Lichen sclerosus is a chronic inflammatory skin disease most commonly affecting women and can result in painful ulcers and intense itching. In December 2022, we also initiated a Phase II trial evaluating ruxolitinib cream in mild to moderate hidradenitis suppurativa.
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
In March 2021, we initiated a Phase II trial evaluating povorcitinib in patients with vitiligo. A Phase II trial evaluating povorcitinib in patients with prurigo nodularis is ongoing. In August 2022, we presented results from the Phase II trial of povorcitinib in HS. In December 2022, we initiated two Phase III trials (STOP-HS1 and STOP-HS2) in moderate to severe hidradenitis suppurativa.
Earlier-Stage Development Programs in Dermatology
Auremolimab
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. Its lead asset, auremolimab (VM6) is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive resident memory T cells (TRM) that has demonstrated efficacy as a treatment for vitiligo in preclinical models. IND-enabling studies are underway, and clinical development for auremolimab is currently expected to begin in 2023.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study (TRuE-AD3)
Vitiligo: Phase III (TRuE-V1, TRuE-V2); approved by FDA; MAA under review
Lichen planus: Phase II
Lichen sclerosus: Phase II
Hidradenitis suppurativa: Phase II
ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II
povorcitinib (JAK1)	Hidradenitis suppurativa: Phase IIb; Phase III (STOP-HS1, STOP-HS2) Vitiligo: Phase II Prurigo nodularis: Phase II
auremolimab (anti-IL-15Rβ)	Vitiligo: Phase I in preparation
1.Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.
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

In January 2016, Lilly submitted an NDA to the FDA and an MAA to the EMA for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, the MHLW granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.
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
COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19. In November 2020, we and Lilly announced that the FDA issued an Emergency Use Authorization (EUA) for the distribution and emergency use of baricitinib to be used in combination with remdesivir in hospitalized adult and pediatric patients two years of age or older with suspected or laboratory confirmed COVID-19 who require supplemental oxygen, invasive mechanical ventilation, or extracorporeal membrane oxygenation. In December 2020, we and Lilly announced that data from ACTT-2 supportive of the EUA were published in the New England Journal of Medicine. In July 2021, we and Lilly announced that the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir. The EUA now provides for the use of baricitinib for treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (ECMO). In June 2022, we and Lilly announced the FDA approved baricitinib as OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or ECMO.
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

Indication and status
baricitinib (JAK1/JAK2)[1]	Atopic dermatitis: approved in Europe and Japan Severe alopecia areata: approved in the United States, Europe and Japan
capmatinib (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in the United States, Europe and Japan
ruxolitinib (JAK1/JAK2)[3]	Acute and chronic GVHD: approved in Europe; J-NDA under review
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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 7 of notes to the consolidated financial statements included in Item 8 of this report.
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
Innovent
In December 2018, we entered into a Research Collaboration and Licensing Agreement with Innovent Biologics, Inc. Under the terms of this agreement, Innovent received exclusive development and commercialization rights to pemigatinib and our clinical-stage product candidate parsaclisib in hematology and oncology indications in mainland China, Hong Kong, Macau and Taiwan.
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
CMS Aesthetics Limited
In December 2022, we entered into a Collaboration and License Agreement with CMS Aesthetics Limited, a subsidiary of China Medical System Holdings Limited. Under the terms of the agreement, CMS received an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, ruxolitinib cream, and potentially other future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases, including vitiligo and atopic dermatitis, for patients in mainland China, Hong Kong, Macau, Taiwan and Southeast Asia.
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
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus. Under this agreement, which became effective in January 2017, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to eleven independent programs.
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
To succeed in our objective to discover and advance novel therapeutics that address serious unmet medical needs, we have established a broad range of discovery capabilities in-house, including target validation, high-throughput screening, medicinal chemistry, computational chemistry, structural biology, pharmacological and translational sciences, ADME (absorption, distribution, metabolism and excretion) and toxicology assessment. We augment these capabilities through collaborations with academic and contract laboratory resources with relevant expertise.
Driven by a target- and pathway-centric discovery process, our pipeline has grown and is currently focused primarily in targeted oncology. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with larger pharmaceutical companies. We resource our discovery efforts with the goals of maximizing information content when and where we need it and ensuring that each program, regardless of stage, is executed in the most efficient and data-rich manner possible. We believe this approach has played a critical role in the development of our product portfolio.

Once our compounds reach clinical development, our objective is to rapidly progress the lead candidate into a proof-of-concept clinical trial to assess quickly the therapeutic potential of the clinical candidate itself as well as its underlying mechanism of action. This information is then used to evaluate the compound’s development opportunities, identify the most appropriate indication(s) to pursue, and develop a clinical and regulatory plan to advance the molecule.
Our development teams are responsible for ensuring that our clinical candidates are expeditiously progressed through clinical safety, proof-of-concept, and formal efficacy/pivotal trials. Our development teams include employees with expertise in drug development, including clinical trial design, statistics, regulatory affairs, medical affairs, pharmacovigilance and project management. We have also built internal chemistry, manufacturing and controls, and formulation teams that work closely with external GMP contract manufacturers to support our drug development efforts.
Incyte’s Commercial Strategy
Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that a company of our size can successfully compete. We currently commercialize four compounds in the United States, three in Europe and one in Japan. These commercialized products are sold to specialty and retail pharmacies, specialty distributors and wholesalers in the United States in addition to retail pharmacies, hospital pharmacies, distributors and an exclusive wholesaler outside of the United States. We continue to expand our marketing, medical and operational infrastructure within the United States and outside of the United States to support the commercial launch of recently approved products and to prepare for potential approval of other products.
For certain compounds, we have established and may in the future establish collaborations or strategic relationships to support development and commercialization in certain territories or therapeutic areas where we do not have or do not want to build expertise. We believe the key benefits to entering into such strategic relationships include the potential to expedite the development and commercialization of certain of our compounds, as well as the opportunity to receive upfront payments and future milestones and royalties in exchange for certain rights to those compounds. Refer to the “License Agreements and Business Relationships” section above for information regarding our collaborations and strategic relationships.

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

Drug/Drug Candidate (Target)	Status of U.S. Composition of Matter Patent Estate (Earliest Anticipated Expiration Including PTE Extensions where granted)[3]	Status of EU Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]	Status of Japan Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]
ruxolitinib (JAK)[1,2]	Granted and pending (2028)[9]	Granted and pending (2027)[9]	Granted and pending (2028)[9]
baricitinib (JAK)	Granted and pending (2030)[5]	Granted and pending (2032)	Granted and pending (2033)
itacitinib (JAK)	Granted and pending (2032)[4]	Granted and pending (2031)[4]	Granted and pending (2031)[4]
capmatinib (MET)	Granted and pending (2027)[5]	Granted and pending (2027)[5]	Granted and pending (2032)
parsaclisib (PI3Kδ)	Granted and pending (2033)[4]	Granted and pending (2032)[4]	Granted and pending (2032)[4]
pemigatinib (FGFR)	Granted and pending (2035)[5]	Granted and pending (2033)[5]	Granted and pending (2036)
ponatinib (BCRABL)		Granted and pending (2026)
retifanlimab (PD-1)[6]	Granted and pending (2036)[4]	Granted and pending (2036)[4]	Granted and pending (2036)[4]
tafasitamab (CD19)[7]	Granted and pending (2029)[5]	Granted (2027)[5]	Granted (2027)[4]
axatilimab (CSF-1R)[8]	Granted (2034)[4]	Granted and pending (2034)[4]	Granted and pending (2034)[4]
1.Ruxolitinib cream formulation patents are issued in the United States, European Union and Japan with anticipated expiration dates of 2031 in each jurisdiction. This does not include patent term extensions which we plan to seek upon further regulatory approval. In late 2022, we received an issued patent and allowed claims to the treatments of atopic dermatitis and vitiligo, respectively, with anticipated expiration dates of 2040.
2.Once-a-day (QD) ruxolitinib formulation patents are issued in the United States, the European Union and Japan, with anticipated expiration dates of 2033 in each of these jurisdictions, not including patent term extensions that we plan to seek upon regulatory approval.
3.Subject to the payment of maintenance fees.
4.We plan to seek respective patent term extension/supplementary protection certificate (SPC) upon approval by the respective regulatory agency.
5.Patent term extension/SPC has been applied for and being sought.
6.Retifanlimab licensed from MacroGenics.
7.Tafasitamab licensed from MorphoSys.
8.Axatilimab licensed from Syndax.
9.Ruxolitinib phosphate salt patents are issued in the United States, European Union and Japan with anticipated expiration dates of late-2028 in the United States and mid-2028 in the European Union and Japan, not including patent term extensions.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.
We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, MacroGenics, MorphoSys, Merus, and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

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
Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources, larger drug discovery, development and commercial staffs and significantly greater experience than we do in:
•drug discovery;
•developing products;
•undertaking preclinical testing and clinical trials;
•obtaining FDA and other regulatory approvals of products; and
•manufacturing, marketing, distributing and selling products.
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
In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:
•other drug development technologies and methods of preventing or reducing the incidence of disease;
•new compounds; or
•other classes of therapeutic agents.

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
Our ability to compete successfully will depend, in part, on our ability to:
•develop proprietary products;
•develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products in the market;
•attract and retain scientific, product development and sales and marketing personnel;
•obtain patent or other proprietary protection for our products and technologies;
•obtain required regulatory approvals; and
•manufacture, market, distribute and sell any products that we develop.
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
FDA Review and Approval Process
The regulatory review and approval process is lengthy, expensive and uncertain. The steps generally required before a drug may be marketed in the United States include:
•preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;
•submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;
•performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;
•submission of an NDA or Biologics License Application (BLA) to the FDA for review;

•random inspections of clinical sites to ensure validity of clinical safety and efficacy data;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;
•FDA approval of the NDA or BLA; and
•payment of user and program fees, if applicable.
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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and in accordance with Good Clinical Practice (GCP) regulations covering the protection of human subjects. These regulations require all research subjects to provide informed consent. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an institutional review board (IRB) before it can begin.
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

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these clinical trials to increase, include:
•slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;
•inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;
•delays in approvals from a study site’s IRB;
•longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;
•lack of sufficient supplies of the drug candidate for use in clinical trials;
•adverse medical events or side effects in treated patients; and
•lack of effectiveness of the drug candidate being tested.
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
The FDA’s policies may change and additional government regulations may be enacted that could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.
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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-US countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application, or CTA, much like an IND prior to the commencement of human clinical trials. In the European Union, a CTA must be submitted for each trial to the competent health authority and to independent ethics committees by national procedure for a single country trial or by EMA submission portal CTIS for a multinational study. Once the CTA is approved in accordance with the requirements in the concerned countries, clinical trial development may proceed in those countries and are conducted in accordance with GCP and other applicable regulatory requirements.
To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application (MAA). This application is similar to the NDA in the United States, with the exception of, among other things, regional and/or country-specific document requirements. Drugs can be authorized in the EU by using the centralized, mutual recognition, decentralized or national authorization procedures described below.
The European Medicines Agency implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use). A positive opinion on the MAA by the CHMP then needs to be endorsed by the European Commission within approximately 67 days. Accelerated assessment might be granted by the CHMP in exceptional cases, in which case the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days (excluding clock stops) and the opinion issued thereafter.
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
In July 2018, we purchased land located in Yverdon, Switzerland for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018, and inspection from competent authorities was finalized in March 2022, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility. The Yverdon facility started to manufacture MONJUVI/MINJUVI drug substance during the fourth quarter of 2022. The drug substance will be usable in patients after regulatory approval, which is currently expected in the first quarter of 2024 for the European market and in the fourth quarter of 2024 in the U.S.
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
We believe that creative solutions are best achieved by diverse teams working together, and inclusion is therefore essential to Incyte. Diversity of thoughts, backgrounds, perceptions and ideas help us create the medical solutions that patients require, and represent the lifeblood of organizations such as ours. We have an Inclusion Committee, which is co-chaired by our Chief Executive Officer and Chief Human Resources Officer, to bring forth actionable plans across multiple focus areas. We have continued to expand our recruitment searches to include organizations and websites dedicated to Black candidates. We post all of our open positions on the Historically Black Colleges and Universities career pages and participate in diversity career fairs with national organizations such as National Black MBA Association and National Sales Network in order to expand our recruitment reach. As part of our ESG goals in our 2022 incentive compensation plan, we also introduced a goal of ensuring that a minimum rate of 70% of all open positions being recruited in the United States have at least one Black or Hispanic candidate represented in the candidate pool.
We offer what we believe is a competitive compensation package, which allows 100% of global Incyte employees to participate in our annual incentive compensation plan as well as annual equity-based grants. We seek to ensure our compensation package remains competitive by benchmarking against our peers several times annually as well as conducting annual compensation reviews to confirm that our employees are being compensated fairly, equitably and in accordance with our pay structures and job levels. In addition, we offer what we believe is a competitive benefits package, which includes an option to participate in our Employee Stock Purchase Plan for both full-time and part-time employees working at least 20 hours per week. We believe that our health insurance coverage is industry-leading, as it provides 100% coverage for full-time employees and is 95% subsidized for part-time employees working at least 20 hours per week in the United States. Beyond compensation and benefits, we are committed to supporting our colleagues in their professional development. Opportunities for growth are provided through challenging job assignments, performance management and training opportunities. Globally, all full-time employees are eligible for tuition reimbursement. We believe these professional opportunities enhance our colleagues’ skills, career aspirations and job satisfaction as well as provide personal enrichment.
As of December 31, 2022, we had 2,324 employees, representing an increase of approximately 11% over our 2,094 employees as of the end of the prior year. This growth is largely a result of continued expansion of our global commercial reach for the launch of OPZELURA (ruxolitinib) cream. Among our employees, 1,099 are in research and development, 201 in medical affairs, 676 in sales and marketing and 348 in operations support and administrative positions. Geographically, 72% of our employees were based in the United States and Canada, 25% in Europe and 3% employees were based in Asia. In terms of gender diversity, 52% are female and 48% are male. Our employees in Belgium and Spain are covered by collective agreements, and management considers relations with our employees to be good.
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
Third-party payors are increasingly challenging the prices charged for medical products and services, and payors and employers are adopting benefit plan changes that shift a greater portion of prescription drug costs to patients. Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. There has been significant consolidation in the health insurance industry, resulting in large insurers and PBMs exerting greater pressure and leverage in pricing and usage negotiations with drug manufacturers. In this regard, while we have entered into agreements with a number of PBMs, we are in the process of negotiating agreements with additional PBMs and payor accounts to provide rebates to those entities related to formulary coverage for OPZELURA, and we cannot guarantee that we will be able to agree to or maintain acceptable coverage terms with these PBMs and other third party payors. Payors could decide to exclude OPZELURA from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for OPZELURA, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for OPZELURA and cause some patients to determine not to use OPZELURA. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize OPZELURA. If we are unsuccessful in obtaining and maintaining broad coverage and reimbursement for OPZELURA, our anticipated revenue from and growth prospects for OPZELURA could be negatively affected.
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

Factors similar to those listed above also apply to our collaborator Novartis for JAKAVI and TABRECTA in jurisdictions in which it has commercialization rights and to our collaborator Lilly for OLUMIANT all jurisdictions. With respect to OLUMIANT, in August 2022 we and Lilly received notice letters with respect to ANDAs that requested approval to market generic versions of OLUMIANT prior to the expiration of the three U.S. Patents that expire in 2030.
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
Our long term success, revenue growth and diversification of revenues depends on our ability to obtain regulatory approval for new drug products and additional indications for our existing drug products. Our ability to discover and develop drug candidates and to commercialize additional drug products and indications will depend on our ability to:
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
In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. For example, a provision in the American Rescue Plan Act of 2021 that is expected to be implemented in 2024 will have the effect of increasing the Medicaid rebate liability for some medicines that increase prices in excess of inflation. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted, which includes provisions allowing the federal government to negotiate prices for certain high-expenditure single source Medicare drugs, to impose penalties and to implement a potential excise tax for manufacturers that fail to comply with the negotiation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and to impose rebate liability on manufacturers that take price increases that exceed inflation. The new law also reduced the out-of-pocket prescription drug costs for Medicare Part D beneficiaries, and to help pay for this change in benefit design, the law imposes a new discount program starting in 2025, in which manufacturers pay specified discounts on Medicare Part D utilization of their drugs as a condition of selling such drugs in the Medicare Part D program. The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte. These exemptions apply on a drug-specific basis, and qualifying drugs will be exempt from possible negotiation through 2028 and subject to reduced discounts that will be phased-in over a number of years under the new Part D benefit. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce net sales resulting from the Medicare programs and limit our ability to increase the prices that we charge for our drugs. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. These reforms may affect future investments in our drug development, should the reforms affect our risk-benefit analysis of investing in a drug candidate. Some of these changes and proposed changes could result in reduced reimbursement rates or the elimination of dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.
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
We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed to CMS, Innovent, InnoCare and Maruho certain Asian rights to some of our drug products and clinical stage compounds. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label. Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.

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
An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, Innovent, InnoCare, Maruho and CMS collaborations, we are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.
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
As part of our business strategy, we may pursue additional acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture, strategic alliance or investment. We may not be able to integrate acquisitions successfully into our existing business, achieve planned synergies or cost savings, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in each of the fiscal quarters in 2022 we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period. In addition, if we choose to issue shares of our stock as consideration for any acquisition, dilution to our stockholders could result.
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
Due to historical net losses, we had an accumulated deficit of $0.4 billion as of December 31, 2022. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. If the requirement to amortize research and development expenditures is not repealed or otherwise modified, it will continue to have an adverse effect on our tax liability, and the amount of that effect could be material. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development (OECD) project on “Base Erosion and Profit Shifting” (commonly known as BEPS 2.0) by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the EU member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and assess the potential impact of the recent U.S. legislation and BEPS 2.0 on us, the minimum tax rules could result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derived a substantial portion of our revenues for the year ended December 31, 2022 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania.
We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our Japanese office in Tokyo. In July 2018, we purchased land in Yverdon, Switzerland upon which we are building a large molecule production facility. Construction commenced in July 2018 and inspection from competent authorities was finalized in March 2022. In June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility. Our Canadian office is in Montreal.
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
Hervé Hoppenot, age 63, joined Incyte as President and Chief Executive Officer and a Director, in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School. Mr. Hoppenot is also a director of Cellectis S.A.
Dashyant Dhanak, age 62, joined Incyte in December 2018 as Executive Vice President, Chief Scientific Officer. Prior to joining Incyte, Dr. Dhanak served as Vice President and Head of Discovery Sciences of Janssen Research & Development, LLC, a wholly-owned subsidiary of Johnson & Johnson, a pharmaceutical company, from 2013 until November 2018. Prior to his tenure at Janssen, Dr. Dhanak spent 25 years at GlaxoSmithKline, a pharmaceutical company, in positions of increased responsibility across multiple disease areas, including his last position as Vice President and Head of the Cancer Epigenetics Discovery Performance Unit. Dr. Dhanak received a B.S. in Chemistry from the University of Manchester Institute of Science and Technology and his Ph.D. from the University of London. He completed his postdoctoral research in natural product synthesis at Northwestern University.
Jonathan E. Dickinson, age 55, has served as Executive Vice President and General Manager, Europe since June 2019 and joined Incyte as Senior Vice President and General Manager, Europe in June 2016. Mr. Dickinson joined Incyte from ARIAD Pharmaceuticals (Luxembourg) S.à.r.l, the parent company of ARIAD Pharmaceuticals, Inc.’s European subsidiaries responsible for the development and commercialization of Iclusig in the European Union and other countries, where he most recently held the position of Senior Vice President and General Manager, Europe. Prior to joining ARIAD in February 2013, Mr. Dickinson served as European oncology brand lead at Bristol-Myers Squibb, a pharmaceutical company, and before that, he held several key leadership positions, including lifecycle leader, during his 13-year tenure at Hoffmann-La Roche, a pharmaceutical company. At Roche, he had assignments both in the United States and Switzerland that included leadership roles for Roche’s three leading oncology medicines. Mr. Dickinson began his career at Novartis, where he held commercial roles in its oncology and endocrinology businesses, including medical sales, product manager and business director in the United Kingdom. Mr. Dickinson received a B.S. in Genetics and an M.B.A. from the University of Nottingham.
Barry P. Flannelly, age 65, has served as Executive Vice President and General Manager, North America since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start-up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. degree in Pharmacy from Massachusetts College of Pharmacy.

Vijay Iyengar, age 50, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development. Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company. From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. degree in Biology from Stanford University and earned his M.D. from Harvard Medical School.
Michael Morrissey, age 59, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations. He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.
Maria E. Pasquale, age 57, joined Incyte in April 2018 as Executive Vice President and General Counsel. Prior to joining Incyte, Ms. Pasquale joined Incyte from Celgene Corporation, a biopharmaceutical company, where for 17 years she held positions of increasing levels of responsibility, including Chief Counsel; Senior Vice President, Legal and Deputy General Counsel and Assistant Corporate Secretary, and, most recently, Executive Vice President and Global Chief Compliance Officer. Prior to her tenure at Celgene, Ms. Pasquale spent a decade supporting pharmaceutical clients as a global patent and litigation attorney at Pennie & Edmonds LLP in New York (now part of Jones Day). Before her career in law, Ms. Pasquale was an Assistant Research Scientist at the Institute for Basic Research and the Cold Spring Harbor Laboratory. Ms. Pasquale holds a J.D. from Brooklyn Law School and a B.S. in biochemistry from the State University of New York at Stony Brook.
Christiana Stamoulis, age 52, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer. Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company. From January 2014 until she joined Unum, Ms. Stamoulis was an independent advisor to biopharmaceutical companies. From 2009 until December 2013, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries. She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two B.S. degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.
Steven Stein, age 56, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals. From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline. Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa in 1990.
Paula J. Swain, age 65, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2022, our common stock was held by 115 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
A discussion of our financial performance for the year ended December 31, 2022 as compared to the year ended December 31, 2021 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 8, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financial-information/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.
Overview
Incyte is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our other offices across Europe, our Japanese office in Tokyo and our Canadian headquarters in Montreal.
Our portfolio focuses on areas of high unmet medical need and includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib) and OPZELURA™ (ruxolitinib) cream, as well as MINJUVI® (tafasitamab) and MONJUVI® (tafasitamab-cxix), which are co-commercialized.
Our revenues depend on continued sales of our products, and we depend substantially on product revenues from JAKAFI. We must develop and commercialize new products to achieve revenue growth and to offset revenue losses from when products lose their exclusivity or when competing products are launched. For additional information, including information on the expirations of patents for various products, see Part I, Item 1 of this report, “Business—Patents and Other Intellectual Property” and “Business—Competition.” We devote substantial resources to research and development activities and to acquire rights to new product candidates and technologies, but successful product development in the biopharmaceutical industry is highly uncertain.
Our product revenues also face challenges from economic conditions and drug pricing initiatives driven by governments and private payors. See Part I, Item 1A of this report, “Risk Factors” for a further discussion of certain factors that could impact our future product revenues.

Effects of the COVID-19 Pandemic on Our Business
The impact of the COVID-19 pandemic on our operational and financial performance going forward depends on numerous factors, all of which are difficult to predict. These include the duration, spread and intensity of the pandemic; the protective measures imposed (or reimposed) by governmental authorities or by us to protect our employees; and the effects of the pandemic and such protective measures on our suppliers, collaborators and services providers and on the healthcare organizations serving patients. As a result, it is not currently possible to ascertain the potential long term impact of the COVID-19 pandemic on our business.
To date, however, we have not experienced a material effect on the results of our commercial operations, or our manufacturing supply chain. New patient starts for treatment decreased as a result of shelter in place and other protective measures in the early stages of the pandemic, and if decreases in new patient starts occur in future periods, our revenues in future periods could be adversely affected. We continue to anticipate that short-term effects may continue to emerge across different aspects of our global clinical trial programs. For example, while we expect ongoing monitoring of already-enrolled patients to continue, difficulties in monitoring may result as a consequence of any new shelter in place orders and other protective measures implemented by governmental authorities or clinical trial sites. In addition, new patient recruitment in certain clinical trials has been and may in the future be impacted, in particular with respect to our earlier stage clinical trials. We also expect the conduct of clinical trials may continue to vary by disease state and by severity of disease, as well as by geography, as some regions are more adversely impacted. Overall, we caution that the duration and severity of the continuing COVID-19 pandemic remains uncertain, and we may not yet be able to assess its consequences accurately or fully at this time.
Regulatory Achievements
In May 2022, under our collaboration agreement with Novartis International Pharmaceutical Ltd., the European Commission (EC) approved JAKAVI (ruxolitinib) for the treatment of patients aged 12 years and older with acute and chronic GVHD and who have inadequate response to corticosteroids or other systemic therapies. JAKAVI is the first Janus kinase (JAK)1/2 inhibitor available for patients with GVHD in Europe.
In May 2022, under our collaboration agreement with Eli Lilly and Company, the U.S. Food and Drug Administration (FDA) approved OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation, or extracorporeal membrane oxygenation with a recommended dose of 4-mg once daily for 14 days or until hospital discharge, whichever comes first. OLUMIANT is the first and only JAK inhibitor FDA-approved for the treatment of COVID-19 in certain hospitalized adults requiring various degrees of oxygen support.
In June 2022, under our collaboration agreement with Novartis, the EC approved TABRECTA (capmatinib) as a monotherapy for the treatment of adults with advanced non-small cell lung cancer NSCLC) harboring alterations leading to mesenchymalepithelial-transition factor gene (MET) exon 14 (METex14) kipping who require systemic therapy following prior treatment with immunotherapy and/or platinum-based chemotherapy.
In June 2022, under our collaboration agreement with Lilly, the FDA approved OLUMIANT as the first and only systemic treatment for adults with severe alopecia areata (AA). In June 2022, the EC approved OLUMIANT as the first and only centrally-authorized treatment for adults with severe AA in Europe. In June 2022, the Japan Ministry of Health, Labor and Welfare approved OLUMIANT as a treatment for adults with alopecia areata.
In July 2022, the FDA approved OPZELURA (ruxolitinib) cream for the topical treatment of nonsegmental vitiligo in adult and pediatric patients 12 years of age and older. OPZELURA is the first and only FDA-approved treatment for repigmentation in patients with vitiligo, and the only topical formulation of a JAK inhibitor approved in the United States.
In August 2022, the FDA approved PEMAZYRE for the treatment of adults with relapsed or refractory myeloid/ lymphoid neoplasms (MLNs) with FGFR1 rearrangement. PEMAZYRE is the first and only targeted treatment for MLNs with FGFR1 rearrangement. MLNs with FGFR1 rearrangement are extremely rare and aggressive blood cancers that may impact less than 1 in 100,000 people in the United States.

In December 2022, the FDA approved a supplemental new drug application (sNDA) for revisions to JAKAFI labelling to update the Pediatric Use section of the Prescribing Information to describe the available experience of ruxolitinib in pediatric patients based on data from a study in children with de novo high-risk CRLF2-rearranged and/or JAK pathway-mutant acute lymphoblastic leukemia.
License Agreements, Business Relationships and Acquisitions
We establish business relationships, including collaborative arrangements with other companies and medical research institutions to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also establish business relationships with other companies and medical research institutions to acquire products or rights to products and technologies that are complementary to our business. Summarized below are the significant achievements under our existing collaboration and license agreements and additional agreements we entered into during the year ended December 31, 2022.
Innovent
In March 2022, we recognized a $5.0 million milestone under our collaboration and licensing agreement with Innovent Biologics, Inc., for approval for PEMAZYRE in China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma, which was recorded in milestone and contract revenues.
Lilly
In June 2022, we recognized $70.0 million in regulatory milestones for Eli Lilly and Company gaining approval of OLUMIANT in the United States, Europe and Japan for the treatment of alopecia areata.
Maruho
In April 2022, we entered into a Strategic Alliance Agreement with Maruho Co., Ltd for the development, manufacturing and exclusive commercialization of ruxolitinib cream, a novel cream formulation of Incyte’s selective JAK2 inhibitor ruxolitinib, for treatment of autoimmune and inflammatory dermatology indications in Japan. Under the terms of the agreement, we recognized an upfront payment and are eligible to receive additional potential development, regulatory and commercial milestones and royalties on net sales of the licensed product in Japan. Maruho will receive the rights to develop, manufacture and exclusively commercialize ruxolitinib cream, and other potential future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases, including vitiligo and atopic dermatitis, in Japan.
Novartis
In April 2022, we recognized a $15.0 million regulatory milestone for the positive opinion issued by the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) that recommended granting marketing authorization for capmatinib (TABRECTA) as a monotherapy for the treatment of adults with advanced non-small cell lung cancer. Additionally, in May 2022, we recognized a $45.0 million regulatory milestone as a result of the European Commission’s approval of JAKAVI (ruxolitinib) as the first post-steroid treatment for acute and chronic GVHD.
Villaris
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. Its lead asset, auremolimab (VM6), is an anti-IL-15Rβ monoclonal antibody (mAb). Under the terms of the agreement, we paid an upfront payment of $70 million, and former Villaris stockholders will be eligible for up to $310.0 million upon achievement of certain development and regulatory milestones, as well as up to an additional $1.05 billion in commercial milestones on net sales of the product.

CMS Aesthetics Limited
In December 2022, we entered into a Collaboration and License Agreement with CMS Aesthetics Limited, a subsidiary of China Medical System Holdings Limited, for the development and commercialization of ruxolitinib cream, a novel cream formulation of Incyte’s selective JAK inhibitor ruxolitinib, for the treatment of autoimmune and inflammatory dermatologic diseases in Greater China and Southeast Asia. Under the terms of the agreement, CMS paid us an upfront payment of $30.0 million upon our transfer of the functional intellectual property related to ruxolitinib cream to CMS, and we are eligible to receive additional potential development, regulatory and commercial milestones and royalties on net sales of the licensed product in CMS’ territory. CMS received an exclusive license to develop and commercialize and a non-exclusive license to manufacture ruxolitinib cream, and potentially other future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases, including vitiligo and atopic dermatitis, for patients in mainland China, Hong Kong, Macau, Taiwan and Southeast Asia.
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
Product Revenues
Our product revenues consist of sales of JAKAFI, OPZELURA, PEMAZYRE, ICLUSIG, and MINJUVI. Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below. Estimates are assessed as of the end of each reporting period and are updated to reflect current information. We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. As of December 31, 2022, a 5% change in our sales allowance and accruals would have had an approximate $50.1 million impact on our income before taxes.
Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: We accrue rebates for mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. These accruals are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. In the fourth quarter of 2021 and fiscal year 2022 for non-covered patients of OPZELURA, we offered a full buy-down program as we were in the process of obtaining commercial insurance coverage for OPZELURA. During 2022, we contracted with the three largest group purchasing organizations to obtain coverage for OPZELURA. All full buy-down programs for OPZELURA ended effective January 31, 2023. Our estimates for expected utilization of commercial insurance rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
Chargebacks: Chargebacks are discounts that occur when certain indirect contracted customers purchase directly from our wholesalers at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
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
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. During the fourth quarter of 2021 and fiscal year 2022, we also offered a full buy-down program to non-covered patients of OPZELURA as we were obtaining commercial insurance coverage for OPZELURA. All full buy-down programs for OPZELURA ended effective January 31, 2023.
Product Royalty Revenues
Royalty revenues on commercial sales for JAKAVI and TABRECTA by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. Royalty revenues on commercial sales for PEMAZYRE by Innovent are estimated based on information provided by Innovent. We recognize royalty revenues in the period the sales occur. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue and receivable in the period of adjustment. Historically, adjustments to these estimates to reflect actual royalty revenues have not been material to our financial results and have been less than 1% of royalty revenues.

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
Stock Compensation. Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. For the years ending December 31, 2022 and 2021, our Black-Scholes assumptions included a weighted-average stock price volatility of 36% in 2022 and 39% in 2021, average expected option life of approximately five years and an estimated annualized forfeiture rate of 5%. The average risk-free interest rate assumption used in the Black-Scholes valuations increased from 0.62% in 2021 to 2.14% in 2022.
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
Acquisition-related contingent consideration. Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The assumptions used to determine the fair value of the acquisition-related contingent consideration include projected future net revenues of ICLUSIG and a discount rate, which require significant judgement and are analyzed on a quarterly basis. As the fair value measurement is based on significant inputs that are unobservable in the market, this represents a Level 3 measurement.
The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2022 and 2021 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment.
While we use the best available information to prepare our projections of future net revenues of ICLUSIG and discount rate assumptions, actual ICLUSIG revenues and/or market conditions could differ significantly. Changes to one or multiple inputs could have a material impact on the amount of acquisition-related contingent consideration expense recorded during the reporting period.
Results of Operations
Years Ended December 31, 2022 and 2021
We recorded net income for the years ended December 31, 2022 and 2021 of $340.7 million and $948.6 million, respectively. On a per share basis, basic net income was $1.53 and diluted net income was $1.52 for the year ended December 31, 2022. On a per share basis, basic net income was $4.30 and diluted net income was $4.27 for the year ended December 31, 2021. For the year ended December 31, 2021, we recorded a benefit from income taxes of $569.0 million when we released the valuation allowance on the majority of our U.S. deferred tax assets. This benefit increased net income by $2.58 per basic and $2.56 per diluted share for the year ended December 31, 2021.

Revenues

	For the Year Ended, December 31,
	2022	2021
	(in millions)
JAKAFI revenues, net	$2,409.2	$2,134.5
ICLUSIG revenues, net	105.8	109.4
PEMAZYRE revenues, net	83.5	68.5
MINJUVI revenues, net	19.7	4.9
OPZELURA revenues, net	128.7	4.7
Total product revenues, net	2,746.9	2,322.0
JAKAVI product royalty revenues	331.6	338.0
OLUMIANT product royalty revenues	134.5	220.9
TABRECTA product royalty revenues	15.4	10.4
PEMAZYRE product royalty revenues	1.2	—
Total product royalty revenues	482.7	569.3
Milestone and contract revenues	165.0	95.0
Total revenues	$3,394.6	$2,986.3
The increase in JAKAFI product revenues from 2021 to 2022 was comprised of a volume increase of $156.5 million and a price increase of $118.2 million. The increase in OPZELURA product revenues in 2022 was driven by the full year sales volume impact of the launch of OPZELURA following the September 2021 FDA approval for the treatment of atopic dermatitis and, subsequently, for the treatment of vitiligo in July 2022. Our product revenues may fluctuate from period to period due to our customers’ purchasing patterns over the course of a year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Year Ended December 31, 2022	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2022	$14,678	$99,304	$24,074	$4,740	$142,796
Allowances for current period sales	119,977	621,051	258,041	5,587	1,004,656
Allowances for prior period sales	(94)	(2,626)	(5)	—	(2,725)
Credits/payments for current period sales	(97,085)	(509,430)	(248,300)	—	(854,815)
Credits/payments for prior period sales	(12,160)	(59,834)	(8,230)	(3,961)	(84,185)
Balance at December 31, 2022	$25,316	$148,465	$25,580	$6,366	$205,727

Government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future product price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available. Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available. Our company-sponsored patient savings program in which we provide financial assistance to enable commercially-insured patients to afford their insurance premium and co-pays may fluctuate as the commercial insurance landscape evolves and may impact net revenues, particularly for drugs like OPZELURA. We also adjust our allowance for product returns based on new information regarding actual returns as it becomes available.
We expect our sales allowances to fluctuate from quarter to quarter as a result of the Medicare Part D Coverage Gap, the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. The decrease in JAKAVI product royalty revenues for the year ended December 31, 2022 as compared to the corresponding period in 2021 reflects unfavorable changes in foreign currency exchange rates. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The decrease in OLUMIANT product royalty revenues for the year ended December 31, 2022 as compared to the corresponding period in 2021 reflects unfavorable changes in foreign currency exchange rates and a decrease in net product sales of OLUMIANT for use as a treatment for COVID-19. Product royalty revenues on commercial sales of PEMAZYRE by Innovent are based on net sales of licensed products in licensed territories as provided by Innovent.
Our milestone and contract revenues were $165.0 million and $95.0 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, our milestone and contract revenues were derived from total regulatory milestones achieved of $135.0 million, in addition to a $30.0 million upfront payment received upon our transfer of functional intellectual property to one of our collaboration partners. During the year ended December 31, 2021, our milestone and contract revenues were derived from the achievement of a $50.0 million sales milestone, a $10.0 million regulatory milestone, and $35.0 million upfront payment received upon our transfer of functional intellectual property to one of our collaboration partners.
Cost of Product Revenues

	For the Year Ended December 31,
	2022	2021
	(in millions)
Product costs	$57.1	$21.0
Salary and benefits related	9.5	7.2
Stock compensation	2.7	1.7
Royalty expense	116.2	99.6
Amortization of definite-lived intangible assets	21.5	21.5
Total cost of product revenues	$207.0	$151.0
Cost of product revenues includes all product related costs, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties owed under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years. Cost of product revenues increased from 2021 to 2022 due primarily to product related costs for our commercial products, including OPZELURA.

Operating Expenses
Research and development expenses

	For the Year Ended December 31,
	2022	2021
	(in millions)
Salary and benefits related	$345.6	$306.0
Stock compensation	112.5	114.3
Clinical research and outside services	978.9	902.3
Occupancy and all other costs	148.9	135.6
Total research and development expenses	$1,585.9	$1,458.2
We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2021 to 2022 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The increase in clinical research and outside services expense from 2021 to 2022 was primarily due to continued investment in our late stage development assets. Research and development expenses also include upfront and milestone expenses related to our collaborative agreements and the acquisition of Villaris, which were $126.0 million and $149.0 million for the years ended December 31, 2022 and 2021, respectively. Research and development expenses for the years ended December 31, 2022 and 2021 were net of $52.2 million and $29.6 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	For the Year Ended December 31,
	2022	2021
	(in millions)
Salary and benefits related	$269.1	$222.4
Stock compensation	73.2	67.0
Other contract services and outside costs	659.8	450.2
Total selling, general and administrative expenses	$1,002.1	$739.6
Salary and benefits related expense increased from 2021 to 2022 due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to expenses related to our dermatology commercial organization and activities to support the launch of OPZELURA for the treatments of atopic dermatitis and vitiligo.

Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2022 and 2021 was expense of $12.1 million and $14.7 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The losses on change in fair value of the contingent consideration during the years ended December 31, 2022 and 2021, were due primarily to the impact of updated projections of future net revenues of ICLUSIG in the European Union and the passage of time.
(Profit) and loss sharing under collaboration agreements
Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the year ended December 31, 2022 and 2021, our 50% share of the costs for tafasitamab was $8.0 million and $37.0 million, respectively, as recorded in (profit) and loss sharing under collaboration agreements on the consolidated statement of operations.
Other income (expense), net
Other income (expense), net. Other income (expense), net, for the years ended December 31, 2022 and 2021 was $39.9 million and $10.6 million, respectively. The increase in other income (expense), net primarily relates to an increase in interest income.
Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Years Ended, December 31,
	2022	2021
	(in millions)
Agenus	$(9.9)	$4.6
Calithera	(0.9)	(7.3)
Merus	(58.0)	48.1
MorphoSys	(21.2)	(68.7)
Syndax	5.1	6.3
Syros	(2.7)	(7.1)
Total unrealized loss on long term investments	$(87.6)	$(24.1)
Provision (benefit) for income taxes. The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 was a provision of $188.5 million and a benefit of $378.1 million, respectively. The increase in tax expense of $566.6 million from 2021 to 2022 was primarily driven by the change in valuation allowance for U.S. deferred tax assets. For the year ended December 31, 2022, we recorded net tax expense of $28.4 million for the increase in the valuation allowance for deferred tax assets, primarily as a result of legislative changes from the Tax Cut and Jobs Act of 2017 that went into effect in 2022 requiring capitalization of research and development expenditures. For the year ended December 31, 2021, we recorded a benefit from income taxes of $569.0 million when we released the valuation allowance on the majority of our U.S. deferred tax assets. Further information on the impacts of the valuation allowance and significant judgments related to changes can be found in Note 13 of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

	2022	2021
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$3,239.0	$2,348.2
Working capital	$2,935.8	$2,264.4
Year ended December 31:
Cash provided by (used in):
Operating activities	$969.9	$749.5
Investing activities	$(78.5)	$(207.7)
Financing activities	$(0.8)	$6.2
Capital expenditures (included in investing activities above)	$(77.8)	$(181.0)
Sources and Uses of Cash.
Due to historical net losses, we had an accumulated deficit of $0.4 billion as of December 31, 2022. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At December 31, 2022, we had available cash, cash equivalents and marketable securities of $3.2 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Cash provided by (used in) operating activities. The increase in cash provided by operating activities from 2021 to 2022 was due primarily to changes in working capital.
Cash used in investing activities. Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2022, net cash used in investing activities was $78.5 million, which represents purchases of marketable securities of $79.9 million, capital expenditures of $77.8 million, offset in part by the sale and maturity of marketable securities of $79.2 million. During 2021, net cash used in investing activities was $207.7 million, which represents purchases of marketable securities of $235.2 million, capital expenditures of $181.0 million and purchase of long term equity investments of $33.5 million, offset in part by the sale and maturity of marketable securities of $231.5 million and the sale of long term investment of $10.5 million.
Cash (used in) provided by financing activities. During 2022, net cash used in financing activities was $0.8 million, and in 2021, net cash provided by financing activities was $6.2 million, respectively, consisting primarily of proceeds from the issuance of common stock under our stock plans net of tax withholdings, offset in part by cash paid to ARIAD/Takeda for contingent consideration.
Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 8 of Notes to the Consolidated Financial Statements. In addition, in October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of December 31, 2022, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Our U.S. income tax payments will increase significantly due to the mandatory capitalization and amortization of research and development expenses for tax years beginning after December 31, 2021, as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such expenses.

We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities and funds available under our revolving credit facility, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 7 of Notes to the Consolidated Financial Statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2022, marketable securities were $287.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2022, the decline in fair value would not be material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2023 expressed an unqualified opinion thereon.
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

Allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S.

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $192.1 million as of December 31, 2022.
Auditing the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. was complex and highly judgmental due to the significant estimation uncertainty involved in management’s assumptions, including the levels of expected utilization of these rebates based on the amount of drugs sold to eligible patients, as well as the complexity of the government mandated calculations. The allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. are sensitive to these significant assumptions and calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. For example, we tested controls over management’s review of the significant assumptions, such as the utilization of these rebates as well as controls over management’s review of the application of the government mandated calculations.

To test the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S., we performed audit procedures that included, among others, evaluating the methodologies used and testing the significant assumptions discussed above. We compared the significant assumptions used by management to historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results. We also tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments. In addition, we involved our governmental pricing specialists to assist in evaluating management’s methodology and calculations used to measure the estimated rebates.

Valuation of acquisition-related contingent consideration liability

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, the Company’s acquisition-related contingent consideration liability, which consists of certain future royalty obligations on future net revenues of ICLUSIG, is remeasured to its estimated fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2022, the acquisition-related contingent consideration liability was $221.0 million.

Auditing the valuation of the acquisition-related contingent consideration liability was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate and projected future net revenues of ICLUSIG, which are affected by expectations about future industry, market and economic conditions, and are forward-looking and inherently uncertain.

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
Philadelphia, Pennsylvania
February 7, 2023

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,951,422	$2,057,440
Marketable securities—available-for-sale (amortized cost $292,580 and $291,871 as of December 31, 2022 and 2021 respectively; allowance for credit losses $0 as of December 31, 2022 and 2021)	287,543	290,752
Accounts receivable	644,879	616,300
Inventory	41,995	27,904
Prepaid expenses and other current assets	167,011	126,278
Total current assets	4,092,850	3,118,674

Restricted cash	1,698	1,720
Long term investments	133,676	221,266
Inventory	78,964	29,034
Property and equipment, net	739,310	723,920
Finance lease right-of-use assets, net	26,298	27,548
Other intangible assets, net	129,219	150,755
Goodwill	155,593	155,593
Deferred income tax asset	457,941	467,538
Other assets, net	25,435	37,304
Total assets	$5,840,984	$4,933,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,546	$172,110
Accrued compensation	138,761	108,962
Accrued and other current liabilities	701,053	533,595
Finance lease liabilities	3,179	2,635
Acquisition-related contingent consideration	36,538	37,006
Total current liabilities	1,157,077	854,308

Acquisition-related contingent consideration	184,462	206,994
Finance lease liabilities	30,083	31,632
Other liabilities	99,243	70,414
Total liabilities	1,470,865	1,163,348

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 222,746,719 and 221,084,433 shares issued and outstanding as of December 31, 2022 and 2021, respectively	223	221
Additional paid-in capital	4,792,041	4,567,111
Accumulated other comprehensive income (loss)	15,069	(19,454)
Accumulated deficit	(437,214)	(777,874)
Total stockholders’ equity	4,370,119	3,770,004
Total liabilities and stockholders’ equity	$5,840,984	$4,933,352
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenues, net	$2,746,897	$2,322,012	$2,068,736
Product royalty revenues	482,738	569,255	392,966
Milestone and contract revenues	165,000	95,000	205,000

Total revenues	3,394,635	2,986,267	2,666,702

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	206,997	150,991	131,328
Research and development	1,585,936	1,458,179	2,215,942
Selling, general and administrative	1,002,140	739,560	516,922
Loss on change in fair value of acquisition-related contingent consideration	12,149	14,741	23,385
(Profit) and loss sharing under collaboration agreements	7,973	37,019	42,801

Total costs and expenses	2,815,195	2,400,490	2,930,378

Income (loss) from operations	579,440	585,777	(263,676)
Other income (expense), net	39,932	10,647	23,206
Interest expense	(2,666)	(1,908)	(2,174)
Unrealized (loss) gain on long term investments	(87,590)	(24,072)	10,426

Income (loss) before provision (benefit) for income taxes	529,116	570,444	(232,218)

Provision (benefit) for income taxes	188,456	(378,137)	63,479

Net income (loss)	$340,660	$948,581	$(295,697)

Net income (loss) per share:
Basic	$1.53	$4.30	$(1.36)
Diluted	$1.52	$4.27	$(1.36)

Shares used in computing net income (loss) per share:
Basic	222,004	220,428	218,073
Diluted	223,958	222,074	218,073
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$340,660	$948,581	$(295,697)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	13,065	(2,959)	8,450
Unrealized (loss) gain on marketable securities, net of tax	(3,918)	(1,289)	95
Defined benefit pension gain (loss), net of tax	25,376	154	(8,363)
Other comprehensive income (loss)	34,523	(4,094)	182

Comprehensive income (loss)	$375,183	$944,487	$(295,515)
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2019	$216	$4,044,490	$(15,542)	$(1,430,758)	$2,598,406
Issuance of 2,677,810 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 258,453 shares of Common Stock under the ESPP	3	110,302	—	—	110,305
Issuance of 6,350 shares of Common Stock for services rendered	—	546	—	—	546
Issuance of 368,886 shares of Common Stock upon conversion of Convertible Senior Notes due 2020	—	18,999	—	—	18,999
Stock compensation	—	178,527	—	—	178,527
Other comprehensive income	—	—	182	—	182
Net loss	—	—	—	(295,697)	(295,697)
Balances at December 31, 2020	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 1,324,926 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 264,503 shares of Common Stock under the ESPP	2	28,684	—	—	28,686
Issuance of 5,675 shares of Common Stock for services rendered	—	434	—	—	434
Stock compensation	—	185,129	—	—	185,129
Other comprehensive loss	—	—	(4,094)	—	(4,094)
Net income	—	—	—	948,581	948,581
Balances at December 31, 2021	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 1,348,122 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 308,413 shares of Common Stock under the ESPP	2	34,812	—	—	34,814
Issuance of 5,751 shares of Common Stock for services rendered	—	427	—	—	427
Stock compensation	—	189,691	—	—	189,691
Other comprehensive income	—	—	34,523	—	34,523
Net income	—	—	—	340,660	340,660
Balances at December 31, 2022	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$340,660	$948,581	$(295,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,855	57,844	51,807
Stock-based compensation	188,420	183,006	177,877
Deferred income taxes (including benefit from valuation allowance release)	57,091	(465,604)	(350)
Unrealized foreign exchange losses (gains) and other, net	17,366	1,417	546
Unrealized loss (gain) on long term investments	87,590	24,072	(10,426)
Loss on change in fair value of acquisition-related contingent consideration	12,149	14,741	23,385
Changes in operating assets and liabilities:
Accounts receivable	(28,579)	(134,306)	(173,185)
Prepaid expenses and other assets	(30,739)	(64,080)	(8,050)
Inventory	(67,504)	(20,965)	(19,468)
Accounts payable	105,436	73,343	15,120
Accrued and other liabilities	220,196	131,439	113,842
Net cash provided by (used in) operating activities	969,941	749,488	(124,599)
Cash flows from investing activities:
Purchase of long term investments	—	(33,510)	(95,468)
Sale of long term investments	—	10,473	17,250
Capital expenditures	(77,833)	(181,006)	(187,379)
Purchases of marketable securities	(79,860)	(235,167)	(516,874)
Sale and maturities of marketable securities	79,151	231,511	513,470
Net cash used in investing activities	(78,542)	(207,699)	(269,001)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	61,115	58,626	133,064
Tax withholdings related to restricted and performance share vesting	(26,301)	(29,940)	(22,759)
Payment of finance lease liabilities	(2,862)	(2,417)	(836)
Payment of contingent consideration	(32,746)	(20,093)	(37,760)
Net cash (used in) provided by financing activities	(794)	6,176	71,709
Effect of exchange rates on cash, cash equivalents, and restricted cash	3,355	(3,570)	2,949
Net increase (decrease) in cash, cash equivalents, and restricted cash	893,960	544,395	(318,942)
Cash, cash equivalents, and restricted cash at beginning of period	2,059,160	1,514,765	1,833,707
Cash, cash equivalents, restricted cash and investments at end of period	$2,953,120	$2,059,160	$1,514,765
Supplemental Schedule of Cash Flow Information
Income taxes paid	$136,242	$67,731	$70,712
Reclassification to common stock and additional paid in capital in connection with conversions of 1.25% convertible senior notes due 2020	$—	$—	$18,999
Unpaid purchases of property and equipment	$3,493	$27,098	$22,807
Leased assets obtained in exchange for new operating lease liabilities	$6,745	$14,416	$19,908
Leased assets obtained in exchange for new finance lease liabilities	$1,862	$1,513	$2,160
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
Accounts Receivable. As of December 31, 2022, we had a de minimis amount of allowance for doubtful accounts, and as of December 31, 2021, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.
Inventory. Inventories may consist of raw materials, work in process and finished goods and are recorded at the lower of cost and net realizable value. Inventory costs are primarily accounted for under the specific identification method. We capitalize inventory after regulatory approval from U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or Japanese Ministry of Health, Labour and Welfare (MHLW) as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to approval are recorded as research and development expense in our statements of operations.
Raw materials and work-in-process inventory are monitored for obsolescence, as applicable, and generally the shelf life of the finished goods inventory is approximately 36 months from the start of manufacturing of the finished goods, with the exception of OPZELURA, which currently has an approximate shelf life of 24 months. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.
Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2022, there were no entities in which we held a variable interest which we determined to be VIEs.
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
Goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2022 and determined that the carrying value of our goodwill was not impaired.
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

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) consists of unrealized gains or losses on our marketable debt securities that are classified as available-for-sale, foreign currency translation gains or losses and unrecognized actuarial gains or loss related to our defined benefit pension plan.
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
Product Revenues
Our product revenues consist of sales of JAKAFI, OPZELURA and PEMAZYRE in the U.S., sales of MINJUVI, PEMAZYRE and ICLUSIG in Europe, and sales of PEMAZYRE in Japan. Product revenues are recognized at a point in time once we satisfy the performance obligation and control is transferred under the revenue recognition criteria as described above. We sell JAKAFI, OPZELURA and PEMAZYRE to our customers in the U.S., which include specialty and retail pharmacies, specialty distributors and wholesalers. We sell MINJUVI, PEMAZYRE and ICLUSIG to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.
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
Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the U.S. and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payers for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launches. In the fourth quarter of 2021 and fiscal year 2022 for non-covered patients of OPZELURA, we offered a full buy-down program as we were in the process of obtaining commercial insurance coverage for OPZELURA. During 2022, we contracted with the three largest group purchasing organizations to obtain coverage for OPZELURA. All full buy-down programs for OPZELURA ended effective January 31, 2023. Our estimates for expected utilization of commercial insurance rebates are based on data received from our customers. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when certain indirect contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charges back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
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
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. During the fourth quarter of 2021 and fiscal year 2022, we also offered a full buy-down program to non-covered patients of OPZELURA as we were obtaining commercial insurance coverage for OPZELURA. All full buy-down programs for OPZELURA ended effective January 31, 2023.
Product Royalty Revenues
Royalty revenues on commercial sales for ruxolitinib (marketed as JAKAVI® outside the United States) by Novartis Pharmaceutical International Ltd. (“Novartis”) are based on net sales of licensed products in licensed territories as provided by Novartis. Royalty revenues on commercial sales for baricitinib (marketed as OLUMIANT) by Eli Lilly and Company (“Lilly”) are based on net sales of licensed products in licensed territories as provided by Lilly. Royalty revenues on commercial sales for capmatinib (marketed as TABRECTA®) by Novartis are based on net sales of licensed products in the licensed territories as provided by Novartis. Royalty revenues on commercial sales for pemigatinib (marketed as PEMAZYRE®) by Innovent Biologics, Inc. (“Innovent”) are based on net sales of licensed products in licensed territories as provided by Innovent. We recognize royalty revenues in the period the sales occur.
Milestone and Contract Revenues
For each collaborative research, development and/or commercialization agreement that results in revenue under the guidance of ASC 606, we identify all material performance obligations, which may include the license to intellectual property and know-how, research and development activities and/or other activities. In order to determine the transaction price, in addition to any upfront payment, we estimate the amount of variable consideration, including milestone payments, at the outset of the contract utilizing the most likely amount method. The most likely amount method is used since the milestone payments have a binary outcome (i.e., we receive all or none of the milestone payment). We constrain the estimate of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, management considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis.

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2022, we had no revenues from intellectual property licenses recognized over time.
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
Cost of Product Revenues
Cost of product revenues includes all product related costs. In addition, cost of product revenues include royalties owed under our collaboration and license agreements, contingent on certain conditions, and the amortization of our licensed intellectual property for ICLUSIG using the straight-line method over the estimated useful life of 12.5 years from the date of acquisition on June 1, 2016 of all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.à.r.l. (since renamed Incyte Biosciences Luxembourg S.à.r.l.) from ARIAD Pharmaceuticals, Inc. (“ARIAD”). Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.

Research and Development Costs. Our policy is to expense research and development costs as incurred, including amounts funded by research and development collaborations. Research and development expenses are comprised of costs we incur in performing research and development activities, including salary and benefits; stock-based compensation expense; outsourced services and other direct expenses, including clinical trial and pharmaceutical development costs; collaboration payments; expenses associated with drug supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense. If a collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as research and development expense in the period when our collaborator incurs development expenses, our portion of the co-development expenses that we are obligated to reimburse. Costs incurred under the collaboration arrangement that are reimbursable to us are recorded net against the related research and development expenses in the period in which the related expense is incurred.
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
Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2022, 2021, and 2020, advertising expenses were approximately $196.4 million, $66.0 million, and $28.9 million, respectively.
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
Acquisitions. To determine whether acquisitions should be accounted for as a business combination or as an asset acquisition, we make certain judgments, which include assessing whether the acquired set of activities and assets would meet the definition of a business under the relevant accounting rules. If the acquired set of activities and assets meets the definition of a business, assets acquired and liabilities assumed are required to be recorded at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an asset acquisition, with the purchase price being allocated to the acquired asset, with no goodwill recorded. For a transaction recorded as an asset acquisition, any acquired in-process research and development that does not have an alternative future use is charged to expense at the acquisition date. See Note 5 for additional information.
(Profit) and loss sharing under collaboration agreements. For the year ended December 31, 2022 and 2021, (profit) and loss sharing under collaboration agreements represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab-cxix) under our agreement with MorphoSys, which is described in Note 7 below.
Recent Accounting Pronouncements
As of December 31, 2022, there were no new accounting pronouncements issued or adopted that may have a material impact on the Company's financial position, results of operations, or cash flows upon their adoption.
Note 2. Revenues
As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended, December 31,
	2022	2021	2020
JAKAFI revenues, net	$2,409,225	$2,134,508	$1,937,850
ICLUSIG revenues, net	105,838	109,395	105,002
PEMAZYRE revenues, net	83,445	68,531	25,884
MINJUVI revenues, net	19,654	4,910	—
OPZELURA revenues, net	128,735	4,668	—
Total product revenues, net	2,746,897	2,322,012	2,068,736
JAKAVI product royalty revenues	331,575	337,991	277,902
OLUMIANT product royalty revenues	134,547	220,875	110,920
TABRECTA product royalty revenues	15,411	10,389	4,144
PEMAZYRE product royalty revenues	1,205	—	—
Total product royalty revenues	482,738	569,255	392,966
Milestone and contract revenues	165,000	95,000	205,000
Total revenues	$3,394,635	$2,986,267	$2,666,702
For further information on our revenue-generating contracts, refer to Note 7.
Note 3. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
December 31, 2022
Debt securities (government)	$292,580	$(5,037)	$287,543

December 31, 2021
Debt securities (government)	$291,871	$(1,119)	$290,752
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2022 and 2021, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
Fair Value Measurements
FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:
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
At December 31, 2022 and 2021, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2022 and 2021.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$2,951,422	$—	$—	$2,951,422
Debt securities (government)	—	287,543	—	287,543
Long term investments (Note 7)	133,676	—	—	133,676
Total assets	$3,085,098	$287,543	$—	$3,372,641

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Cash and cash equivalents	$2,057,440	$—	$—	$2,057,440
Debt securities (government)	—	290,752	—	290,752
Long term investments (Note 7)	221,266	—	—	221,266
Total assets	$2,278,706	$290,752	$—	$2,569,458
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Acquisition-related contingent consideration	$—	$—	$221,000	$221,000
Total liabilities	$—	$—	$221,000	$221,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Acquisition-related contingent consideration	$—	$—	$244,000	$244,000
Total liabilities	$—	$—	$244,000	$244,000
The following is a roll forward of our Level 3 liabilities (in thousands):

	2022	2021
Balance at January 1,	$244,000	$266,000
Contingent consideration earned during the period but not yet paid	(9,286)	(19,583)
Payments made during the period	(25,863)	(17,158)
Change in fair value of contingent consideration	12,149	14,741
Balance at December 31,	$221,000	$244,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2022 and 2021 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The losses on change in fair value of the contingent consideration during the years ended December 31, 2022 and 2021, were due primarily to the impact of updated projections of future net revenues of ICLUSIG in the European Union and the passage of time.
We generally make payments to Takeda quarterly based on the royalties earned in the previous quarter. As of December 31, 2022 and 2021, contingent consideration earned but not yet paid was $9.3 million and $19.6 million, respectively, and was included in accrued and other current liabilities.

Non-Recurring Fair Value Measurements
During the years ended December 31, 2022 and 2021, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.
Note 4. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. The above collaboration partners comprised, in aggregate, 20% and 36% of the accounts receivable balance as of December 31, 2022 and 2021, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.
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

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2022	2021	2020
Customer A	19%	18%	20%
Customer B	11%	12%	13%
Customer C	18%	18%	17%
Customer D	5%	9%	11%
Customer E	10%	11%	10%
Customer F	14%	8%	5%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E, and F comprised, in the aggregate, 43% and 38% of the accounts receivable balance as of December 31, 2022 and 2021, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of December 31, 2022 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.
Note 5. Acquisitions
On November 17, 2022, we completed our acquisition of 100% of the outstanding shares of Villaris Therapeutics, Inc. ("Villaris"). Villaris is an early-stage biopharma company focused on the development of novel antibody therapeutics for vitiligo.
We evaluated the acquired set of activities and assets, and concluded that the acquisition of Villaris did not meet the definition of a business, as substantially all of the purchase price was concentrated in a single identifiable preclinical asset. Therefore, the transaction was accounted for as an asset acquisition.
Under the terms of the acquisition agreement, we made an upfront payment of $70.3 million, which was attributed to the fair value of the preclinical asset acquired. As the preclinical asset had no alternative future use at the date of acquisition, the entire upfront payment amount was expensed to research and development expense on the consolidated statement of operations for the year ended December 31, 2022. There were no material assets or liabilities recorded on the consolidated balance sheet as part of this acquisition. Former Villaris stockholders are eligible to receive up to $310.0 million upon achievement of certain development and regulatory milestones, as well as up to an additional $1.05 billion in commercial milestones on net sales of commercialized products. We will accrue for these milestone payments in the future when it becomes probable they will be achieved.

Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$31,874	$1,275
Work-in-process	54,455	39,895
Finished goods	34,630	15,768
Total inventory	$120,959	$56,938
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work-in-process and finished goods. At December 31, 2022, $42.0 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2022, $79.0 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At December 31, 2022, inventory with approximately $47.5 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 25 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). We have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $340.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones through December 31, 2022.
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
In April 2022, we recognized a $15.0 million regulatory milestone for the positive opinion issued by the Committee for Medicinal Products for Human Use (CHMP) of the EMA that recommends granting marketing authorization for capmatinib (TABRECTA) as a monotherapy for the treatment of adults with advanced non-small cell lung cancer. Additionally, in May 2022, we recognized a $45.0 million regulatory milestone as a result of the European Commission’s approval of JAKAVI (ruxolitinib) as the first post-steroid treatment for acute and chronic GVHD.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the years ended December 31, 2022, 2021 and 2020, such royalties on net sales within the United States totaled $113.1 million, $99.6 million and $89.9 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2022 and 2021, $253.5 million and $148.1 million, respectively, of accrued royalties were included in accrued and other current liabilities on the consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
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
Milestone and contract revenue under the Novartis agreement was $60.0 million, $0.0 million and $170.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, for the years ended December 31, 2022, 2021 and 2020, we recorded $331.6 million, $338.0 million and $277.9 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the years ended December 31, 2022, 2021 and 2020 we recorded $15.4 million, $10.4 million and $4.1 million, respectively, of product royalty revenues related to Novartis net sales of TABRECTA worldwide.
Lilly - Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. We have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones through December 31, 2022. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
In June 2022, we recognized a $40.0 million regulatory milestone for the FDA approval of OLUMIANT as a first-in-disease systemic treatment for adults with severe alopecia areata. Additionally, in June 2022, we recognized a $20.0 million regulatory milestone for the European Commission’s approval for OLUMIANT for the treatment of adults with severe alopecia areata, and a $10.0 million regulatory milestone for the Ministry of Health, Labour and Welfare of Japan’s approval for OLUMIANT for the treatment of adults with severe alopecia areata in Japan.

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
Milestone and contract revenue under the Lilly agreement was $70.0 million, $50.0 million and $30.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020. In addition, for the years ended December 31, 2022, 2021 and 2020, we recorded $134.5 million, $220.9 million and $110.9 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.
Lilly – Ruxolitinib
In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. Lilly is eligible to receive up to $40.0 million in regulatory milestone payments relating to ruxolitinib in the GVHD field. In May 2019, the approval of JAKAFI in steroid-refractory acute GVHD triggered a $20.0 million milestone payment to Lilly. In March 2022, the positive recommendation from the European Medicines Agency for regulatory approval of ruxolitinib in the GVHD field triggered an additional $20.0 million milestone payment to Lilly, which was recorded as research and development expense in our consolidated statements of operations.
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
As of December 31, 2022, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
In addition, in 2017 we also agreed to purchase 10.0 million shares of Agenus common stock for an aggregate purchase price of $60.0 million in cash, or $6.00 per share. In 2020, we sold an aggregate of approximately 3.7 million shares of Agenus common stock resulting in gross proceeds of approximately $17.2 million. In 2021, we sold an aggregate of approximately 2.0 million shares of Agenus common stock resulting in gross proceeds of approximately $10.5 million. The fair market value of our long term investment in Agenus as of December 31, 2022 and 2021 was $29.0 million and $38.9 million, respectively.
We are accounting for our shares held in Agenus at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we recorded an unrealized loss of $9.9 million, an unrealized gain of $4.6 million and an unrealized loss of $10.3 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.

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
For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. As of December 31, 2022, we have paid Merus milestones totaling $3.0 million, which was recorded as research and development expense in our consolidated statements of operations.
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
In addition, in 2016 we entered into a Share Subscription Agreement with Merus, pursuant to which we purchased 3.2 million common shares of Merus for an aggregate purchase price of $80.0 million in cash, or $25.00 per share. In January 2021, we purchased 350,000 common shares in Merus’ underwritten public offering of 4,848,485 common shares at the public offering price of $24.75 per share, or an aggregate purchase price of $8.7 million. The fair market value of our total long term investment in Merus as of December 31, 2022 and 2021 was $54.9 million and $112.9 million, respectively. As of December 31, 2022, we owned approximately 8% of the outstanding common shares of Merus.
We have concluded that we have the ability to exercise significant influence, but not control, over Merus based primarily on our ownership interest, the level of intra-entity transactions between us and Merus related to development expenses, as well as other qualitative factors. We have elected the fair value option to account for our long term investment in Merus whereby the investment is marked to market through earnings in each reporting period. We believe the fair value option to be the most appropriate accounting method to account for securities in publicly held collaborators for which we have significant influence. For the years ended December 31, 2022, 2021 and 2020, we recorded an unrealized loss of $58.0 million, an unrealized gain of $48.1 million, and an unrealized gain of $11.0 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.

Calithera
In January 2017, we entered into a Collaboration and License Agreement with Calithera Biosciences, Inc. (“Calithera”). Under this agreement, we received an exclusive, worldwide license to develop and commercialize small molecule arginase inhibitors, including INCB01158. We had initially agreed to co-fund 70% of the global development costs for the development of the licensed products for hematology and oncology indications, but effective September 30, 2020 Calithera opted out of its co-funding obligation, and we became responsible for funding all of the development costs of INCB01158 and any other licensed products. In December 2022, the Collaboration and License Agreement was terminated. As a result of the termination, rights to INCB01158 and the other licensed products reverted to Calithera.
In addition, in 2017, we entered into a Stock Purchase Agreement with Calithera, pursuant to which we purchased 1.7 million shares of Calithera common stock for an aggregate purchase price of $8.0 million in cash, or $4.65 per share. In June 2022, Calithera effected a one-for-twenty reverse stock split of its outstanding common stock, adjusting our ownership to 86,021 shares of Calithera’s common stock. The fair market value of our long term investment in Calithera as of December 31, 2022 and 2021 was $0.3 million and $1.1 million, respectively.
Through December 31, 2022, we accounted for our shares held in Calithera at fair value whereby the investment was marked to market through earnings in each reporting period, and we classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we recorded an unrealized loss of $0.9 million, $7.3 million, and $1.4 million, respectively, based on the change in fair value of Calithera’s common stock during the respective periods.
During January 2023, Calithera announced that its Board of Directors approved the dissolution of Calithera and the complete liquidation of its assets. Subsequent to this announcement, in January 2023, we sold all of our remaining shares of Calithera common stock.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million. As of December 31, 2022, we have paid MacroGenics developmental milestones totaling $100.0 million. After the amendment, MacroGenics will be eligible to receive up to an additional $335.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
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
Research and development expenses for the years ended December 31, 2022, 2021 and 2020, also included $89.2 million, $72.3 million and $59.0 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At December 31, 2022 and 2021, a total of $2.9 million and $0.7 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.

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
In addition, in 2018, we entered into a Stock Purchase Agreement with Syros, pursuant to which we purchased 0.8 million shares of Syros common stock for an aggregate purchase price of $10.0 million in cash, or $12.61 per share. Subsequently in 2018, we entered into an Amended Stock Purchase Agreement with Syros, pursuant to which we purchased an additional 0.1 million shares of Syros common stock for an aggregate purchase price of $1.4 million in cash, or $9.55 per share. In September 2022, Syros effected a one-for-ten reverse stock split of its outstanding common stock, adjusting our ownership to 93,753 shares of Syros’s common stock. The fair market value of our long term investment in Syros as of December 31, 2022 and 2021 was $0.3 million and $3.1 million, respectively.
We are accounting for our shares held in Syros at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we recorded an unrealized loss of $2.7 million, an unrealized loss of $7.1 million and an unrealized gain of $3.7 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
Zai Lab
In July 2019, we entered into a Collaboration and License Agreement with Zai Lab (Shanghai) Co., Ltd., a subsidiary of Zai Lab Limited (collectively, “Zai Lab”). Under the terms of this agreement, Zai Lab received development and exclusive commercialization rights to INCMGA0012 in hematology and oncology in mainland China, Hong Kong, Macau and Taiwan. In November 2022, Zai Lab sent us notice of its termination of the agreement, effective January 11, 2023.
MorphoSys
In January 2020, we entered into a Collaboration and License Agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), covering the worldwide development and commercialization of MOR208 (tafasitamab), an investigational Fc engineered monoclonal antibody directed against the target molecule CD19 that was under clinical development by MorphoSys at the beginning of the agreement, and has subsequently been commercialized as MONJUVI/MINJUVI. MorphoSys has exclusive worldwide development and commercialization rights to tafasitamab under a June 2010 collaboration and license agreement with Xencor, Inc.
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

In 2020, we paid MorphoSys an upfront non-refundable payment of $750.0 million. MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. As of December 31, 2022, we have paid MorphoSys milestones totaling $2.5 million, which was recorded as research and development expense in our consolidated statements of operations.
In addition, under the terms of the agreement and pursuant to a related purchase agreement, we purchased American Depositary Shares (“ADSs”), each representing 0.25 of an ordinary share of MorphoSys AG, for an aggregate purchase price of $150.0 million or $41.33 per ADS (such ADSs to be purchased, the “New ADSs”). The fair market value of our long term investment in MorphoSys as of December 31, 2022 and 2021 was $13.0 million and $34.2 million, respectively.
We are accounting for our shares held in MorphoSys at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020 we recorded an unrealized loss of $21.2 million, an unrealized loss of $68.7 million, and an unrealized gain of $7.4 million, respectively, based on the change in fair value of MorphoSys’ common stock during the respective periods.
Our 50% share of the United States loss for the commercialization of tafasitamab for the years ended December 31, 2022, 2021 and 2020 was $8.0 million, $37.0 million, and $42.8 million respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. Research and development expenses for the years ended December 31, 2022, 2021 and 2020, included $99.7 million, $77.0 million, and $88.2 million, respectively, of costs for tafasitamab including our 55% share of the co-development costs. At December 31, 2022 and 2021, $28.5 million and $21.5 million, respectively, was included in accrued and other liabilities on the consolidated balance sheet for amounts due to MorphoSys under the agreement.
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

In addition, under the terms of the agreement and pursuant to a related stock purchase agreement, we purchased approximately 1.4 million shares of Syndax common stock for an aggregate purchase price of $35.0 million, or $24.62 per share. We completed the purchase of the shares on December 9, 2021 when the closing price on The Nasdaq Stock Market was $17.48 per share. Of the $35.0 million aggregate purchase price paid, $24.8 million was allocated to our stock purchase and was recorded within long term investments and $10.2 million, representing premium paid on the purchase, was allocated to research and development expense on the consolidated statement of operations for the year ended December 31, 2021. The fair market value of our long term investment in Syndax as of December 31, 2022 and 2021 was $36.2 million and $31.1 million, respectively.
We are accounting for our shares held in Syndax at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, we recorded an unrealized gain of $5.1 million and $6.3 million, respectively, based on the change in fair value of Syndax’s common stock during the period.
CMS Aesthetics Limited
In December 2022, we entered into a Collaboration and License Agreement with CMS Aesthetics Limited, a dermatology medical aesthetic company and subsidiary of China Medical System Holdings Limited ("CMS"), for the development and commercialization of ruxolitinib cream for the treatment of autoimmune and inflammatory dermatologic diseases in Greater China and Southeast Asia. In December 2022, we recognized an upfront payment under this agreement of $30.0 million upon our transfer of the functional intellectual property related to ruxolitinib cream to CMS, which was recorded in milestone and contract revenues on the consolidated statement of operations for the year ended December 31, 2022. We are eligible to receive additional potential development and regulatory milestones, as well as sales milestones, and royalties on net sales of the licensed product in CMS’ territory. CMS received an exclusive license to develop and commercialize and a non-exclusive license to manufacture ruxolitinib cream, and potentially other future topical formulations of ruxolitinib, in autoimmune and inflammatory dermatologic diseases, including vitiligo and atopic dermatitis, for patients in mainland China, Hong Kong, Macau, Taiwan and Southeast Asia.
Other Agreements
In addition to the license and collaboration agreements discussed above, we have various other license and collaboration agreements that are not individually material to our operating results or financial condition at this time. Pursuant to the terms of those agreements, we may be required to pay, or we may receive, additional amounts contingent upon the occurrence of various future events such as future discovery, development, regulatory or commercial milestones, which in the aggregate could be material. In addition, if any products related to these collaborations are approved for sale, we may be required to pay, or we may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events, the likelihood of which cannot presently be determined.
Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Office equipment	$22,734	$22,554
Laboratory equipment	192,141	105,040
Computer equipment	92,115	79,871
Land	10,429	10,494
Building and leasehold improvements	564,170	434,321
Operating lease right-of-use assets	23,311	27,308
Construction in progress	47,224	220,052
	952,124	899,640
Less accumulated depreciation and amortization	(212,814)	(175,720)
Property and equipment, net	$739,310	$723,920

Depreciation expense, including amortization expense of leasehold improvements, was $46.3 million, $36.3 million and $29.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In March 2017, we acquired additional adjacent buildings to our global headquarters in Wilmington, Delaware and in 2019, began demolition of these buildings and construction of a new laboratory and office building totaling approximately 200,000 square feet. The certificate of occupancy was received in December 2021 and we capitalized approximately $158.2 million in building and office equipment.
In February 2018, we signed an agreement to rent a building in Morges, Switzerland for an initial term of 15 years plus one year of free rent, with multiple options to extend for an additional 20 years. The building serves as our new European headquarters and consists of approximately 100,000 square feet of office space. This building allowed for consolidation of our European operations that were located in Geneva and Lausanne, Switzerland. In June 2019, we obtained control of the Morges building to begin our construction activity, which was completed in 2020. We determined the lease to be a finance lease and recorded a lease liability of $31.1 million and a finance lease right-of-use asset of $29.1 million, net of a lease incentive from our landlord of $2.0 million, at lease commencement. We have capitalized approximately $20.1 million in leasehold improvements as of December 31, 2022 relating to Morges.
In July 2018, we signed an agreement to purchase land located in Yverdon, Switzerland. The land was purchased, in cash, for approximately $4.8 million. Upon this parcel, we constructed a large molecule production facility which received a GMP drug manufacturing license in June 2022 from Swissmedic authorities. We capitalized approximately $176.2 million in building and approximately $79.7 million in laboratory equipment as of December 31, 2022.
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
Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,
	2022	2021
Current
Operating lease liabilities	$8,195	$10,554
Finance lease liabilities	3,179	2,635
Noncurrent
Operating lease liabilities	14,109	15,608
Finance lease liabilities	30,083	31,632
Total lease liabilities	$55,566	$60,429
The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2023	$9,060	$4,443
2024	5,171	3,828
2025	2,042	3,459
2026	1,521	3,036
2027	1,530	2,828
After 2027	5,995	23,665
Total lease cash payments	$25,319	$41,259
Less: discount	3,015	7,997
Present value of lease liabilities	$22,304	$33,262

The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 was $11.8 million, $14.3 million and $12.1 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2022, 2021 and 2020 was $2.9 million, $2.4 million and $0.8 million respectively, in financing cash flows.
As of December 31, 2022, our finance and operating leases had a weighted average lease term of approximately 12.0 years and 5.5 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases was approximately 4.2% and 4.4%, respectively.
As of December 31, 2021, our finance and operating leases had a weighted average lease term of approximately 13.4 years and 4.9 years, respectively. The weighted average discount rate of our finance and operating leases was approximately 4.1% and 4.8%, respectively.
As of December 31, 2020, our finance and operating leases had a weighted average lease term of approximately 14.2 years and 4.7 years, respectively. The weighted average discount rate of our finance and operating leases was approximately 3.7% and 4.7%, respectively.
For the year ended December 31, 2022, we incurred approximately $11.7 million of expense related to our operating leases, approximately $3.1 million of amortization on our finance lease right-of-use assets and approximately $1.4 million of interest expense on our finance lease liabilities. For the year ended December 31, 2021, we incurred approximately $14.2 million of expense related to our operating leases, approximately $2.7 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2020, we incurred approximately $12.5 million of expense related to our operating leases, approximately $2.6 million of amortization on our finance lease right-of-use assets and approximately $1.2 million of interest expense on our finance lease liabilities.
Note 9. Intangible Assets and Goodwill
Intangible Assets, Net
The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2022			Balance at December 31, 2021
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$141,781	$129,219	$271,000	$120,245	$150,755
Amortization expense was $21.5 million for the years ended December 31, 2022, 2021 and 2020 and is recorded in cost of product revenues on the consolidated statement of operations. Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$21,536	$21,536	$21,536	$21,536	$21,536	$21,539
Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Royalties	$263,466	$168,412
Clinical related costs	130,570	109,486
Sales allowances	192,133	136,541
Sales and marketing	31,149	35,750
Construction in progress	3,493	27,098
Operating lease liabilities	8,195	10,554
Other current liabilities	72,047	45,754
Total accrued and other current liabilities	$701,053	$533,595
Note 11. Stockholders' Equity
Preferred Stock. We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2022 and 2021. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.
Common Stock. We are authorized to issue 400,000,000 shares of common stock.
Stock Compensation Plans. As of December 31, 2022, we had a total of 5,428,932 shares of our common stock available for future issuance related to our stock plans as described below.
2010 Stock Incentive Plan. In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended and restated in May 2021, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Options are granted to employees, consultants, and scientific advisors under the 2010 Stock Plan, pursuant to a formula determined by our Board of Directors. All options are exercisable at the fair market value of the stock on the date of grant. Non-employee director options expire after 10 years.
In May 2021, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 44,453,475 to 53,953,475.
Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2021	12,763,460	$88.39
Options granted	1,856,979	$75.26
Options exercised	(631,354)	$68.04
Options cancelled	(1,338,726)	$90.55
Balance at December 31, 2022	12,650,359	$87.25
In July 2016, we revised the terms of our annual stock option grants to provide that new option grants would generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments. Previously, our option grants generally had seven-year terms and vested over three years, with 33% vesting after one year and the remainder vesting in 24 equal monthly installments.

Options to purchase a total of 8,952,289, 8,024,951 and 6,732,942 shares as of December 31, 2022, 2021 and 2020, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 were $6.0 million, $12.7 million and $87.5 million, respectively. At December 31, 2022, the aggregate intrinsic value of options outstanding and vested options are $36.9 million and $36.3 million, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2022 under the 2010 Stock Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.74 - $71.35	1,287,329	5.91	$66.52	1,041,737	$66.04
$72.27 - $73.21	1,332,303	5.71	72.33	845,035	72.36
$73.29 - $77.03	1,270,062	8.49	74.92	489,675	74.84
$77.40 - $80.50	1,361,117	7.69	79.23	711,704	80.10
$80.56 - $83.83	1,645,035	7.03	83.43	935,300	83.47
$84.02 - $90.56	1,707,827	6.78	87.21	1,250,194	86.90
$90.92 - $95.76	1,541,768	3.43	94.98	1,473,044	95.10
$97.30 - $113.64	1,845,412	5.39	108.93	1,546,094	109.56
$115.19 - $134.38	638,135	4.17	128.75	638,135	128.75
$138.52 - $138.52	21,371	4.25	138.52	21,371	138.52
	12,650,359			8,952,289
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the years ended December 31, 2022, 2021 and 2020, we recorded $7.8 million, $8.3 million and $13.9 million, respectively, of stock compensation expense for PSUs on our consolidated statements of operations.

RSU and PSU award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2021	3,966,888	$84.91
RSUs granted	2,527,740	$77.08
PSUs granted	154,685	$77.67
RSUs released	(870,509)	$86.75
PSUs released	(184,401)	$69.25
RSUs cancelled	(405,091)	$83.51
PSUs cancelled	(1,720)	$65.76
Balance at December 31, 2022	5,187,592	$81.24
The following table summarizes our shares available for grant under the 2010 Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2021	10,113,298
Options, RSUs and PSUs granted	(7,222,187)
Options, RSUs and PSUs cancelled	2,165,259
Balance at December 31, 2022	5,056,370
Employee Stock Purchase Plan. On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in April 2020 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. We issued 308,413, 264,503 and 258,453 shares under the ESPP in 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded stock compensation expense of $4.7 million, $4.6 million and $4.6 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2022, 372,562 shares remain available for issuance under the ESPP.
Note 12. Stock Compensation
We recorded $188.4 million, $183.0 million and $177.9 million, respectively, of stock compensation expense for the years ended December 31, 2022, 2021 and 2020. Stock compensation expense within the consolidated statements of operations included research and development expense for the years ended December 31, 2022, 2021 and 2020 of $112.5 million, $114.3 million and $120.4 million, respectively. Stock compensation expense within the consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2022, 2021 and 2020 of $73.2 million, $67.0 million and $56.6 million, respectively. Stock compensation expense within the consolidated statements of operations also included cost of product revenues for the years ended December 31, 2022, 2021 and 2020 of $2.7 million, $1.7 million and $1.0 million, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options For the year ended December 31,			Employee Stock Purchase Plan For the year ended December 31,
	2022	2021	2020	2022	2021	2020
Average risk-free interest rates	2.14%	0.62%	0.80%	3.74%	0.40%	0.17%
Average expected life (in years)	4.90	5.01	4.98	0.50	0.50	0.50
Volatility	36%	39%	40%	25%	33%	45%
Weighted-average fair value (in dollars)	26.06	29.03	32.65	14.99	18.02	19.13
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
Total compensation cost of options granted but not yet vested as of December 31, 2022, was $40.9 million, which is expected to be recognized over the weighted average period of 1.0 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2022, was $200.7 million, which is expected to be recognized over the weighted average period of 1.8 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2022, was $26.4 million, which is expected to be recognized over the weighted average period of 1.9 years, should the underlying performance conditions be deemed probable of achievement.
Note 13. Income Taxes
We are subject to U.S. federal, state and foreign corporate income taxes. The provision (benefit) for income taxes is based on income (loss) before provision (benefit) for income taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$766,781	$991,873	$(16,609)
Non-U.S.	(237,665)	(421,429)	(215,609)
Income (loss) before provision (benefit) for income taxes	$529,116	$570,444	$(232,218)
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
In the fourth quarter of 2021, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated and U.S. income over the three years ended December 31, 2021, consistent growth in product revenues, and expectations regarding future profitability. We also assessed negative evidence, including the potential impact of competition, clinical failures and patent expirations on our projections. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that the majority of our U.S. deferred tax assets would be realized in the future and released the associated valuation allowance as of December 31, 2021. This resulted in a benefit of $569.0 million. As of December 31, 2022, we maintained a valuation allowance of $472.1 million against a portion of our remaining U.S. deferred tax assets as well as select state and foreign deferred tax assets.

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$90,088	$50,565	$43,595
State	38,136	32,505	18,881
Foreign	3,141	4,397	1,353
	131,365	87,467	63,829
Deferred:
Federal	62,107	(407,852)	—
State	(3,709)	(57,677)	—
Foreign	(1,307)	(75)	(350)
	57,091	(465,604)	(350)
Total provision (benefit) for income taxes	$188,456	$(378,137)	$63,479
A reconciliation of income taxes at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision (benefit) at U.S. federal statutory rate	$111,114	$119,793	$(48,766)
State and local income taxes	26,767	34,461	(21,637)
Foreign tax rate differential	13,670	55,171	30,839
Income tax credits	(30,505)	(55,139)	(38,221)
Change in valuation allowance	67,056	(523,279)	158,815
Foreign-derived intangible income	(36,748)	(28,259)	(22,830)
Stock based compensation	19,704	15,497	2,802
Acquisitions accounted for as research and development expenses	14,700	—	—
Other	2,698	3,618	2,477
Provision (benefit) for income taxes	$188,456	$(378,137)	$63,479

The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate of 21%.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$182,193	$137,935
Federal and state research credits	17,141	206,184
Capitalized research and development	265,140	59,247
Deferred revenue and accruals	72,657	42,326
Non-cash compensation	83,138	83,002
Acquisition-related contingent consideration	30,483	31,450
Intangibles, net	257,614	305,228
Long term investments	54,662	34,733
Other	9,600	15,991
Total gross deferred tax assets	972,628	916,096
Less valuation allowance for deferred tax assets	(472,125)	(408,180)
Net deferred tax assets	$500,503	$507,916

Deferred tax liabilities:
Property and equipment	$(33,683)	$(33,259)
Other	(8,879)	(7,119)
Total gross deferred tax liabilities	(42,562)	(40,378)
Net deferred tax assets	$457,941	$467,538
The valuation allowance for deferred tax assets increased by approximately $63.9 million during the year ended December 31, 2022, decreased by approximately $522.0 million during the year ended December 31, 2021. The net valuation allowance increase during 2022 was primarily due to the generation of future deductible temporary differences mainly associated with U.S. research and development expenses required to be capitalized and amortized under the Tax Cuts and Jobs Act of 2017, as well as foreign net operating losses (“NOLs”), which are not more-likely-than-not to be realized as of December 31, 2022.
As of December 31, 2022, we had NOL carryforwards, research and development credit carryforwards and orphan drug tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
State	$257,806	2023 through 2041; indefinite
Foreign	1,692,283	2023 through 2029
Research and development credit carryforwards
State	20,773	2024 through 2042; indefinite
Orphan drug tax credit carryforwards	14,641	2042

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized, we would recognize a tax benefit of $61.2 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$62,359	$31,597
Additions related to prior periods tax positions	5,027	28,488
Reductions related to prior periods tax positions	(2,087)	(311)
Additions related to current period tax positions	8,290	3,042
Settlements	(104)	(95)
Reductions due to lapse of applicable statute of limitations	(356)	(288)
Currency translation adjustment	(89)	(74)
Balance at end of year	$73,040	$62,359
Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the years ending December 31, 2022 and 2021, we recorded interest and penalties as a component of income tax expense of $3.8 million and $0.6 million, respectively. We do not anticipate any significant changes to our unrecognized tax benefits during the next twelve months.
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
Note 14. Net Income (Loss) Per Share
Our basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted average common shares outstanding during the period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and PSUs.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Basic Net Income (Loss) Per Share
Basic net income (loss)	$340,660	$948,581	$(295,697)

Weighted average common shares outstanding	222,004	220,428	218,073

Basic net income (loss) per share	$1.53	$4.30	$(1.36)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$340,660	$948,581	$(295,697)

Weighted average common shares outstanding	222,004	220,428	218,073
Dilutive stock options and awards	1,954	1,646	—
Weighted average shares used to compute diluted net income (loss) per share	223,958	222,074	218,073

Diluted net income (loss) per share	$1.52	$4.27	$(1.36)
The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	2022	2021	2020
Outstanding stock options and awards	10,946,703	10,106,837	15,274,871
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $18.7 million, $16.7 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2022 for the plans was determined using a discount rate of 2.20% and rate of compensation increase of 2.25%. The 2022 net periodic benefit cost for the plans was determined using discount rates of 0.20%, rates of compensation increase of 2.00% and long term expected return on plan assets of 4.50%. The benefit obligation at December 31, 2021 for the plans was determined using a discount rate of 0.20% and rate of compensation increase of 2.00%. The 2021 net periodic benefit cost for the plans was determined using discount rates of 0.10%, rates of compensation increase of 2.00% and long term expected return on plan assets of 0.10%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Benefit obligation, beginning of year	$131,966	$97,959
Employer service cost	9,855	7,977
Interest cost	251	92
Plan participants' contributions	3,649	2,795
Actuarial (gain) loss	(33,783)	7,618
Plan change	—	5,595
Transfer of benefits net of payments from fund	3,295	12,834
Expenses paid from assets	(87)	(117)
Translation gain	(1,441)	(2,787)
Benefit obligation, end of year	113,705	131,966

Fair value of plan assets, beginning of year	93,995	61,265
Actual return on plan assets	(5,257)	12,396
Employer contributions	7,617	6,858
Plan participants' contributions	3,649	2,795
Transfer of benefits net of payments from fund	3,295	12,834
Expenses paid from assets	(87)	(117)
Translation loss	(1,189)	(2,036)
Fair value of plan assets, end of year	102,023	93,995

Unfunded liability, end of year	$11,682	$37,971
The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2022 and 2021. The accumulated benefit obligation is $105.1 million and $120.9 million as of December 31, 2022 and 2021, respectively.
The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service cost	$9,855	$7,977	$6,047
Interest cost	251	92	193
Expected return on plan assets	(4,184)	(60)	(126)
Amortization of prior service cost	773	217	216
Amortization of actuarial losses	356	1,154	667
Net periodic benefit cost	$7,051	$9,380	$6,997
The components of net periodic benefit cost other than the service cost component are included in other income (expense), net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive loss were as follows, net of tax (in thousands):

	Year Ended December 31,
	2022	2021	2020
Pension liability, beginning of year	$23,677	$23,831	$15,468
Plan amendment	—	6,017	—
Net prior service costs	(773)	(217)	(216)
Net (gain) loss	(24,603)	(5,954)	8,579
Pension (asset) liability, end of year	$(1,699)	$23,677	$23,831
We expect to contribute a total of $8.0 million to the pension plans in 2023. The following payments are expected to be paid from the fund (in thousands):

2023	$5,330
2024	5,514
2025	6,259
2026	5,995
2027	6,696
2028-2031	42,436
Total	$72,230
Note 16. Commitments and Contingencies
Commitments
In August 2021, we entered into a revolving credit and guaranty agreement (the “Credit Agreement”) among the Incyte Corporation, as borrower, subsidiary Incyte Holdings Corporation, as a guarantor, a group of lenders (the “Lenders”), and J.P. Morgan Chase Bank, N.A. as administrative agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured three-year revolving credit facility in an aggregate principal amount of up to $500.0 million. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, the Company’s pro forma consolidated leverage ratio would not exceed 0.25:1.00 above its consolidated leverage ratio in effect immediately prior to giving effect to such increase.
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate plus an applicable rate per annum varying from 0.125% to 0.875% depending on the consolidated leverage ratio or (b) a Eurodollar rate plus an applicable rate per annum varying from 1.125% to 1.875% depending on the consolidated leverage ratio. Commitment fees payable on the undrawn amount range from 0.150% per annum to 0.225% per annum, based on our consolidated leverage ratio. As of December 31, 2022, we were in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding.
Contingencies
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
During the year ended December 31, 2022, total revenues generated by subsidiaries in the United States was approximately $3.2 billion and total revenues generated from subsidiaries in Europe was approximately $147.0 million. During the year ended December 31, 2021, total revenues generated by subsidiaries in the United States was approximately $2.9 billion and total revenues generated from subsidiaries in Europe was approximately $124.1 million. During the year ended December 31, 2020, total revenues generated by subsidiaries in the United States was approximately $2.6 billion and total revenues generated from subsidiaries in Europe was approximately $105.0 million.
As of December 31, 2022, property and equipment, net was approximately $442.0 million in the United States, approximately $295.8 million in Europe and approximately $1.5 million in Japan. As of December 31, 2021, property and equipment, net was approximately $434.2 million in the United States and approximately $286.8 million in Europe and approximately $2.9 million in Japan.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on Internal Control over Financial Reporting
We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 7, 2023 expressed an unqualified opinion thereon.
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
February 7, 2023

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders to be held on June 14, 2023 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.
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
Our Board of Directors has appointed an Audit and Finance Committee of three directors, currently comprised of Mr. Paul J. Clancy, as Chairman, Dr. Jacqualyn A. Fouse and Dr. Edmund P. Harrigan. The Board of Directors has also determined that Mr. Clancy and Dr. Fouse are each qualified as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the applicable standards of The Nasdaq Stock Market.
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
(1)Financial Statements
Reference is made to the Index to Consolidated Financial Statements of Incyte Corporation under Item 8 of Part II hereof.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.
(3)Exhibits
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

10.11#
Offer of Employment Letter, dated December 14, 2018, from the Company to Christiana Stamoulis (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

10.14 .3†
Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit Number	Description of Document
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

10.15 †
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

10.16
Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.17
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
Date: February 7, 2023

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

Signature	Title	Date

/s/ HERVÉ HOPPENOT	Chairman, President, and Chief Executive Officer (Principal Executive Officer) and Director	February 7, 2023
Hervé Hoppenot

/s/ CHRISTIANA STAMOULIS	Chief Financial Officer (Principal Financial Officer)	February 7, 2023
Christiana Stamoulis

/s/ THOMAS TRAY	VP, Chief Accounting Officer (Principal Accounting Officer)	February 7, 2023
Thomas Tray

/s/ JULIAN C. BAKER	Director	February 7, 2023
Julian C. Baker

/s/ JEAN-JACQUES BIENAIMÉ	Director	February 7, 2023
Jean-Jacques Bienaimé

/s/ OTIS W. BRAWLEY	Director	February 7, 2023
Otis W. Brawley

/s/ PAUL J. CLANCY	Director	February 7, 2023
Paul J. Clancy

/s/ JACQUALYN A. FOUSE	Director	February 7, 2023
Jacqualyn A. Fouse

/s/ EDMUND P. HARRIGAN	Director	February 7, 2023
Edmund P. Harrigan

/s/ KATHERINE A. HIGH	Director	February 7, 2023
Katherine A. High

/s/ SUSANNE SCHAFFERT	Director	February 7, 2023
Susanne Schaffert