Form 10-Q
period 2023-03-31
INCYTE CORP
filed 2023-05-02
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 223,088,306 as of April 25, 2023.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	March 31, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,821,051	$2,951,422
Marketable securities—available-for-sale (amortized cost $294,278 and $292,580 as of March 31, 2023 and December 31, 2022, respectively; allowance for credit losses $0 as of March 31, 2023 and December 31, 2022)	291,661	287,543
Accounts receivable	623,788	644,879
Inventory	40,876	41,995
Prepaid expenses and other current assets	194,257	167,011
Total current assets	3,971,633	4,092,850

Restricted cash	1,717	1,698
Long term investments	128,313	133,676
Inventory	116,688	78,964
Property and equipment, net	741,701	739,310
Finance lease right-of-use assets, net	25,849	26,298
Other intangible assets, net	140,658	129,219
Goodwill	155,593	155,593
Deferred income tax asset	494,751	457,941
Other assets, net	20,720	25,435
Total assets	$5,797,623	$5,840,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,633	$277,546
Accrued compensation	84,717	138,761
Accrued and other current liabilities	825,443	701,053
Finance lease liabilities	3,149	3,179
Acquisition-related contingent consideration	37,169	36,538
Total current liabilities	1,006,111	1,157,077

Acquisition-related contingent consideration	180,831	184,462
Finance lease liabilities	29,699	30,083
Other liabilities	118,414	99,243
Total liabilities	1,335,055	1,470,865

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 223,061,787 and 222,746,719 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	223	223
Additional paid-in capital	4,856,914	4,792,041
Accumulated other comprehensive income	20,942	15,069
Accumulated deficit	(415,511)	(437,214)
Total stockholders’ equity	4,462,568	4,370,119
Total liabilities and stockholders’ equity	$5,797,623	$5,840,984
*The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenues, net	$693,237	$605,821
Product royalty revenues	115,436	122,414
Milestone and contract revenues	—	5,000
Total revenues	808,673	733,235

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	56,822	42,614
Research and development	406,641	353,373
Selling, general and administrative	315,606	209,584
Loss on change in fair value of acquisition-related contingent consideration	6,196	6,382
(Profit) and loss sharing under collaboration agreements	(1,362)	4,742
Total costs and expenses	783,903	616,695

Income from operations	24,770	116,540
Interest income and other, net	32,873	1,260
Interest expense	(469)	(680)
Unrealized loss on long term investments	(5,318)	(46,585)
Income before provision for income taxes	51,856	70,535
Provision for income taxes	30,153	32,543
Net income	$21,703	$37,992

Net income per share:
Basic	$0.10	$0.17
Diluted	$0.10	$0.17

Shares used in computing net income per share:
Basic	222,960	221,326
Diluted	225,589	222,950
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$21,703	$37,992

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,260	(782)
Unrealized gain (loss) on marketable securities, net of tax	2,420	(3,093)
Defined benefit pension gain, net of tax	193	282
Other comprehensive income (loss)	5,873	(3,593)

Comprehensive income	$27,576	$34,399
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balance at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balances at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$21,703	$37,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,211	16,438
Stock-based compensation	53,379	43,841
Deferred income taxes	(22,163)	2,106
Other, net	(2,651)	2,091
Unrealized loss on long term investments	5,318	46,585
Loss on change in fair value of acquisition-related contingent consideration	6,196	6,382
Changes in operating assets and liabilities:
Accounts receivable	21,091	53,956
Prepaid expenses and other assets	(24,354)	(13,971)
Inventory	(33,320)	(13,903)
Accounts payable	(221,913)	(19,563)
Accrued and other liabilities	71,900	53,787
Net cash (used in) provided by operating activities	(105,603)	215,741
Cash flows from investing activities:
Sale of long term investments	45	—
Capital expenditures	(11,906)	(17,006)
Payments for intangible assets	(15,000)	—
Purchases of marketable securities	(54,887)	—
Sale and maturities of marketable securities	53,189	258
Net cash used in investing activities	(28,559)	(16,748)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	13,988	16,398
Tax withholdings related to restricted and performance share vesting	(2,753)	(2,161)
Payment of finance lease liabilities	(802)	(668)
Payment of contingent consideration	(6,424)	(13,473)
Net cash provided by financing activities	4,009	96
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(199)	210
Net (decrease) increase in cash, cash equivalents, restricted cash and investments	(130,352)	199,299
Cash, cash equivalents, restricted cash and investments at beginning of period	2,953,120	2,059,160
Cash, cash equivalents, restricted cash and investments at end of period	$2,822,768	$2,258,459
Supplemental Schedule of Cash Flow Information
Income taxes paid	$7,107	$3,472
Unpaid purchases of property and equipment	$3,059	$15,764
Leased assets obtained in exchange for new operating lease liabilities	$809	$1,618
Leased assets obtained in exchange for new finance lease liabilities	$385	$584
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA™ (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix), which is co-commercialized, and ZYNYZ™ (retifanlimab-dlwr). Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from our audited consolidated financial statements.
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Other Intangible Assets, net. Other intangible assets, net consist of licensed intellectual property rights acquired in business combinations, which are reported at acquisition date fair value, less accumulated amortization, as well as milestone payments made to collaboration partners incurred at or after the product has obtained regulatory approval. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
Cost of Product Revenues. Cost of product revenues includes all product related costs and royalties owed under our collaboration and license agreements, contingent on certain conditions. In addition, cost of product revenues includes the amortization of our licensed intellectual property for ICLUSIG and the amortization of capitalized milestone payments, using the straight-line method over the respective estimated useful lives, which range between approximately 11 to 14 years. Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.

Recent Accounting Pronouncements
There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our condensed consolidated financial statements.
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
JAKAFI revenues, net	$579,969	$544,464
ICLUSIG revenues, net	27,685	26,069
PEMAZYRE revenues, net	22,475	18,032
MINJUVI revenues, net	6,556	4,502
OPZELURA revenues, net	56,552	12,754
Total product revenues, net	693,237	605,821
JAKAVI product royalty revenues	76,692	70,867
OLUMIANT product royalty revenues	34,155	48,064
TABRECTA product royalty revenues	4,177	3,483
PEMAZYRE product royalty revenues	412	—
Total product royalty revenues	115,436	122,414
Milestone and contract revenues	—	5,000
Total revenues	$808,673	$733,235
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
March 31, 2023
Debt securities (government)	$294,278	$(2,617)	$291,661

December 31, 2022
Debt securities (government)	$292,580	$(5,037)	$287,543
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of March 31, 2023 and December 31, 2022, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At March 31, 2023 and December 31, 2022, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2023.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023
Cash and cash equivalents	$2,821,051	$—	$—	$2,821,051
Debt securities (government)	—	291,661	—	291,661
Long term investments (Note 7)	128,313	—	—	128,313
Total assets	$2,949,364	$291,661	$—	$3,241,025

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$2,951,422	$—	$—	$2,951,422
Debt securities (government)	—	287,543	—	287,543
Long term investments (Note 7)	133,676	—	—	133,676
Total assets	$3,085,098	$287,543	$—	$3,372,641

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023
Acquisition-related contingent consideration	$—	$—	$218,000	$218,000
Total liabilities	$—	$—	$218,000	$218,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Acquisition-related contingent consideration	$—	$—	$221,000	$221,000
Total liabilities	$—	$—	$221,000	$221,000
The following is a rollforward of our Level 3 liabilities (in thousands):

2023
Balance at January 1,	$221,000
Contingent consideration earned during the period but not yet paid	(9,196)
Change in fair value of contingent consideration	6,196
Balance at March 31,	$218,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2023 and December 31, 2022 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The loss on change in fair value of the contingent consideration during the three months ended March 31, 2023 was due primarily to the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2023 and December 31, 2022, contingent consideration earned but not yet paid was $9.2 million and $9.3 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 18% and 20% of the accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

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
	2023	2022
Customer A	17%	19%
Customer B	11%	12%
Customer C	17%	18%
Customer D	10%	10%
Customer E	12%	15%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in aggregate, 40% and 41% of the accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of March 31, 2023 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of March 31, 2023 and December 31, 2022, we had no allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$29,448	$31,874
Work-in-process	93,829	54,455
Finished goods	34,287	34,630
Total inventory	$157,564	$120,959
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2023, $40.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2023, $116.7 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At March 31, 2023, inventory with approximately $40.7 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 24 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through March 31, 2023, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $340.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three months ended March 31, 2023 and 2022, such royalties on net sales within the United States totaled $23.4 million and $21.7 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, $276.9 million and $253.5 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2023 and 2022 was $76.7 million and $70.9 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three months ended March 31, 2023 and 2022 was $4.2 million and $3.5 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through March 31, 2023, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three months ended March 31, 2023 and 2022 was $34.2 million and $48.1 million, respectively.

Lilly - Ruxolitinib
In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. Lilly was eligible to receive up to $40.0 million in regulatory milestone payments relating to ruxolitinib in the GVHD field. In May 2019, the approval of JAKAFI in steroid-refractory acute GVHD triggered a $20.0 million milestone payment to Lilly. In March 2022, the positive recommendation from the European Medicines Agency for regulatory approval of ruxolitinib in the GVHD field triggered an additional $20.0 million milestone payment to Lilly, which was recorded as research and development expense in our condensed consolidated statements of operations for the three months ended March 31, 2022.
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
Since the inception of the agreement through March 31, 2023, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of March 31, 2023, we held an investment of approximately 12.1 million shares of Agenus common stock. The fair market value of our long term investment in Agenus at March 31, 2023 and December 31, 2022 was $18.3 million and $29.0 million, respectively. For the three months ended March 31, 2023 and 2022, we recorded an unrealized loss of $10.6 million and $9.2 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
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

For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. In January 2023, we paid Merus a milestone of $2.5 million, which was recorded as research and development expense in our condensed consolidated statements of operations during the three months ended March 31, 2023. Since the inception of the agreement through March 31, 2023, we have paid and expensed Merus milestones totaling $5.5 million.
As of March 31, 2023, we held an investment of approximately 3.6 million common shares. The fair market value of our total long term investment in Merus at March 31, 2023 and December 31, 2022 was $65.3 million and $54.9 million, respectively. For the three months ended March 31, 2023 and 2022, we recorded an unrealized gain $10.4 million and an unrealized loss of $19.0 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million, which was previously recorded as research and development expense in our condensed consolidated statements of operations in the third quarter of 2022. In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of March 31, 2023, and will be amortized through cost of product revenues over the estimated useful life of 13.5 years.
Since the inception of the agreement through March 31, 2023, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. After the amendment and subsequent payments, MacroGenics will be eligible to receive up to an additional $320.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three months ended March 31, 2023 and 2022 also included $17.8 million and $13.5 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At March 31, 2023 and December 31, 2022, a total of $1.3 million and $2.9 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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
As of March 31, 2023, we held an investment of 93,753 shares of Syros common stock. The fair market value of our long term investment in Syros as of March 31, 2023 and December 31, 2022 was $0.3 million and $0.3 million, respectively. For the three months ended March 31, 2023 and 2022, we recorded an unrealized loss of $0.1 million and $1.9 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
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
MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. Since the inception of the agreement through March 31, 2023, we have paid MorphoSys milestones totaling $2.5 million, all of which have previously been recorded as research and development expenses.
As of March 31, 2023, we held an investment of approximately 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys. The fair market value of our long term investment in MorphoSys as of March 31, 2023 and December 31, 2022 was $14.4 million and $13.0 million, respectively. For the three months ended March 31, 2023 and 2022, we recorded an unrealized gain of $1.4 million and an unrealized loss of $9.6 million, respectively, based on the change in fair value of MorphoSys’ ordinary shares during the respective periods.

Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three months ended March 31, 2023 was a profit of $1.4 million, and was a $4.7 million loss for the three months ended March 31, 2022, and is recorded as (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the three months ended March 31, 2023 and 2022, includes $25.2 million and $21.0 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At March 31, 2023 and December 31, 2022, $27.1 million and $28.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.
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
As of March 31, 2023, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of March 31, 2023 and December 31, 2022 was $30.0 million and $36.2 million. For the three months ended March 31, 2023 and 2022, we recorded an unrealized loss of $6.2 million and $6.4 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
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

Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Office equipment	$23,144	$22,734
Laboratory equipment	195,999	192,141
Computer equipment	94,661	92,115
Land	10,484	10,429
Building and leasehold improvements	567,863	564,170
Operating lease right-of-use assets	21,818	23,311
Construction in progress	53,408	47,224
	967,377	952,124
Less accumulated depreciation and amortization	(225,676)	(212,814)
Property and equipment, net	$741,701	$739,310
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Royalties	$286,230	$263,466
Clinical related costs	117,417	130,570
Sales allowances	220,753	192,133
Sales and marketing	60,674	31,149
Construction in progress	3,059	3,493
Operating lease liabilities	7,388	8,195
Other current liabilities	129,922	72,047
Total accrued and other current liabilities	$825,443	$701,053
Note 10. Stock Compensation
We recorded $53.4 million and $43.8 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $31.0 million and $26.3 million for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $21.6 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average risk-free interest rates	3.72%	1.47%	4.06%	2.28%
Average expected life (in years)	4.73	4.66	0.50	0.50
Volatility	33%	38%	22%	24%
Weighted-average fair value (in dollars)	$28.24	$25.15	$13.70	$13.76
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
Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2022	12,650,359	$87.25
Options granted	521,152	$83.07
Options exercised	(207,650)	$67.37
Options cancelled	(544,806)	$95.30
Balance at March 31, 2023	12,419,055	$87.06
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.
Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2022	5,187,592	$81.24
RSUs granted	577,956	$83.12
RSUs released	(140,791)	$78.04
RSUs cancelled	(73,338)	$81.34
PSUs cancelled	(971)	$106.47
Balance at March 31, 2023	5,550,448	$81.52
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

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three months ended March 31, 2023 and 2022, we recorded $6.5 million and $1.8 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2022	5,056,370
Options, RSUs and PSUs granted	(1,677,064)
Options, RSUs and PSUs cancelled	692,169
Balance at March 31, 2023	4,071,475
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of March 31, 2023, was $42.3 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2023, was $202.8 million, which is expected to be recognized over the weighted average period of approximately 1.8 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2023, was $24.1 million, which is expected to be recognized over the weighted average period of 1.7 years, should the underlying performance conditions be deemed probable of achievement.
Note 11. Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes:

	Three Months Ended March 31,
	2023	2022
Income before provision for income taxes	$51,856	$70,535
Provision for income taxes	30,153	32,543

Effective tax rate	58.1%	46.1%
Our effective tax rate for both of the three months ended March 31, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance). While the tax expense for the three months ended March 31, 2023 decreased marginally as compared to that for the prior year period, the effective tax rate increased as a result of lower U.S. earnings, while unbenefited foreign losses remained flat.
The balance of our unrecognized tax benefits (including penalties and interest) increased by approximately $2.7 million during the three months ended March 31, 2023, resulting in movements to other liabilities and deferred income tax asset on the condensed consolidated balance sheet. The overall increase is primarily driven by unrecognized tax benefits related to current year operations and research and development tax credits. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We do not expect the IRA to have a material impact on our consolidated financial statements.
Note 12. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended March 31,
	2023	2022
Basic net income	$21,703	$37,992

Weighted average common shares outstanding	222,960	221,326

Basic net income per share	$0.10	$0.17

Diluted net income	$21,703	$37,992

Weighted average common shares outstanding	222,960	221,326
Dilutive stock options and awards	2,629	1,624
Weighted average shares used to compute diluted net income per share	225,589	222,950

Diluted net income per share	$0.10	$0.17
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options and awards	10,078,342	11,116,177
Note 13. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2023 and 2022 was $5.6 million and $4.9 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$2,088	$2,522
Interest cost	617	64
Expected return on plan assets	(1,540)	(1,071)
Amortization of prior service cost	103	194
Amortization of actuarial losses	90	88
Net periodic benefit cost	$1,358	$1,797
The components of net periodic benefit cost other than the service cost component are included in Interest income and other, net on the condensed consolidated statements of operations. We expect to contribute a total of $8.0 million to the pension plans in 2023 inclusive of the amounts contributed to the plan during the current period.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 previously filed with the SEC.
Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) /MINJUVI® (tafasitamab), OPZELURA™ (ruxolitinib) cream and ZYNYZ™ (retifanlimab-dlwr);
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
Incyte, JAKAFI and PEMAZYRE are our registered trademarks and OPZELURA and ZYNYZ are our trademarks. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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
Hematology and Oncology
Our hematology and oncology franchise comprises five approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab), PEMAZYRE (pemigatinib), ICLUSIG (ponatinib) and ZYNYZ (retifanlimab-dlwr), as well as numerous clinical development programs.
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
We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib. These patents, including applicable extensions, currently expire in mid-2028 and late-2028. In December 2022, we were granted pediatric exclusivity which adds six months to the expiration for all ruxolitinib patents listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as of the date of the grant.
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

In July 2020, we and MorphoSys announced that the FDA approved MONJUVI (tafasitamab-cxix), which is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate from the MorphoSys-sponsored Phase II L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate (ORR) of 55% (39 out of 71 patients; primary endpoint) and a complete response (CR) rate of 37% (26 out of 71 patients). The median duration of response (mDOR) was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%). Updated three-year data from L-MIND were presented at the American Society of Clinical Oncology (ASCO) 2021 and final five-year data were presented at the American Association for Cancer Research (AACR) 2023, which showed that the Monjuvi plus lenalidomide regimen followed by Monjuvi monotherapy provided prolonged, durable responses in adult patients with r/r DLBCL.
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
In March 2023, PEMAZYRE was approved by the MHLW for the treatment of MLNs with FGFR1 fusion.
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
ZYNYZ (retifanlimab-dlwr)
In October 2017, we and MacroGenics, Inc. announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule is currently being evaluated both as monotherapy and in combination therapy across various tumor types. Two Phase III trials evaluating retifanlimab in squamous cell anal cancer (SCAC) and non-small cell lung cancer (NSCLC) are ongoing.
In March 2023, we announced that the FDA approved ZYNYZ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1), under accelerated approval, for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma (MCC). This represents the first regulatory approval for our PD-1 inhibitor.
Clinical Programs in Hematology and Oncology
In early 2023, as part of our efforts to continuously optimize our R&D portfolio, we prioritized several programs in dermatology and oncology that we determined to have high potential value. As part of this process, we also de-prioritized and discontinued certain programs, including parsaclisib in myelofibrosis and warm hemolytic anemia, as well as certain early stage programs.

Ruxolitinib
As part of our ongoing LIMBER (Leadership In MPNs BEyond Ruxolitinib) clinical development initiative, which is designed to improve and expand therapeutic options for patients with myeloproliferative neoplasms, we are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) 2021 Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter for ruxolitinib extended-release (XR) tablets for once-daily (QD) use in the treatment of certain types of MF, PV and GVHD. The complete response letter stated that the FDA could not approve the application in its present form but acknowledged that the study submitted in the NDA met its objective of bioequivalence based on area under the curve parameters but identified additional requirements for approval. We will work with the FDA to determine the appropriate next steps.
Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are ongoing, and additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating internally-discovered compounds, and candidates from collaboration partners. We recently announced the discontinuation of LIMBER-304 and LIMBER-313, two Phase III studies evaluating ruxolitinib in combination with parsaclisib in MF patients with a suboptimal response to ruxolitinib monotherapy and in first-line MF, respectively. These studies were discontinued as a result of planned interim analyses which indicated that the studies were unlikely to meet their primary endpoint in the intent-to-treat patient population. The recommendation to stop the studies was not due to safety.
Axatilimab
In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December 2021, updated positive data were presented at ASH from the Phase I/II trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. Additional trials of axatilimab are planned in patients with chronic GVHD, including a Phase II trial in combination with ruxolitinib in patients with cGVHD. In May 2022, Syndax announced that axatilimab was granted fast-track designation by the FDA for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.
INCA033989 (mCALR)
In December 2022, new research detailing the development and mechanism of action of INCA033989, an Incyte-discovered, investigational novel anti-mutant calreticulin (CALR)-targeted monoclonal antibody, was featured in the Plenary Scientific Session at the 64th American Society of Hematology (ASH) Annual Meeting. INCA033989 binds with high affinity to mutant CALR and inhibits oncogenesis, the process of cells becoming cancerous, in cells expressing this oncoprotein. CALR mutations are responsible for disease development in approximately 25-35% of patients with MF and ET. INCA033989 is expected to enter clinical studies in 2023.
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
We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase II trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement. Based on data generated from these trials, we have initiated additional trials including FIGHT-302, a Phase III study in first-line cholangiocarcinoma. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that may potentially benefit from treatment with pemigatinib and a Phase II trial, FIGHT-209, in patients with glioblastoma is ongoing.
Pemigatinib has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms (MLN) with FGFR1 rearrangement who have relapsed or are refractory to initial chemotherapy.
Retifanlimab
The Phase III POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with squamous cell carcinoma of the anal canal (SCAC) is ongoing. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of SCAC. In October 2021, we announced that we withdrew the MAA seeking approval of retifanlimab in SCAC.
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

Indication and status
ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: Phase I (LIMBER-TREG108)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
ruxolitinib + axatilimab (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase I/II in preparation
INCA033989 (mCALR)	Myelofibrosis, essential thrombocythemia: Entering clinic in 2023
tafasitamab (CD19)[3]	r/r DLBCL: Phase III (B-MIND) 1L DLBCL: Phase III (frontMIND) r/r follicular & marginal zone lymphomas: Phase III (inMIND)
pemigatinib (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): approved in the U.S. and Japan CCA: Phase III (FIGHT-302) Glioblastoma: Phase II (FIGHT-209)
retifanlimab (PD-1)[4]	Merkel cell carcinoma: approved in the U.S. SCAC: Phase III (PODIUM-303) NSCLC: Phase III (POD1UM-304) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204)
INCB99280 (Oral PD-L1)	Solid tumors: Phase I KRASG12C-mutated solid tumors: Phase I/Ib in combination with adagrasib[5], in preparation
INCB99318 (Oral PD-L1)	Solid tumors: Phase I
1.Development collaboration with Cellenkos, Inc.
2.axatilimab development in collaboration with Syndax.
3.tafasitamab development in collaboration with MorphoSys.
4.retifanlimab licensed from MacroGenics.
5.Clinical trial collaboration and supply agreement with Mirati Therapeutics.
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
In April 2023, we presented data at the American Association for Cancer Research (AACR) Annual Meeting, demonstrating INCB123667 exhibited significant single-agent activity in vivo, in CCNE1high breast cancer xenograft and patient-derived xenograft models. INCB123667 is currently being evaluated in a Phase I clinical trial in patients with advanced malignancies including CCNE1high TNBC and HR+HER2- tumors post-CDK4/6 inhibitors.
INCA32459 (LAG-3xPD-1)
In collaboration with Merus N.V. we have developed INCA32459, a novel LAG3xPD-1 bispecific antibody that is currently being evaluated in clinical studies.

INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody which has been engineered to avoid the known toxicity of broad TGFβ pathway blockade. INCA33989 has a 10-fold higher binding affinity for PD-1 relative to TGFβR2, and blocks TGFβ signaling specifically in cells co-expressing PD-1. In April 2023, we presented preclinical data at AACR which showed INCA33890 inhibits tumor growth in PD-1-resistant mouse models.
Our earlier-stage clinical programs in hematology and oncology, are included in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Small molecules	INCB123667 (CDK2)
Monoclonal antibodies	INCAGN2385 (LAG-3)[1], INCAGN2390 (TIM-3)[1]
Bispecific antibodies	INCA32459 (LAG-3xPD-1)[2], INCA33890 (TGFβR2xPD-1)[2]
1. Discovery collaboration with Agenus Inc.
2. Development collaboration with Merus
Inflammation and AutoImmunity (IAI)
Incyte Dermatology launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021, following FDA approval for atopic dermatitis in September 2021. OPZELURA was subsequently approved by the FDA and European Commission for vitiligo in July 2022 and April 2023, respectively.
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
The approval of OPZELURA in vitiligo was based on two randomized, double-blind, vehicle-controlled Phase III studies (TRuE-V1 and TRuE-V2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with nonsegmental vitiligo. Treatment with 1.5% ruxolitinib cream twice daily (BID) resulted in greater improvement versus vehicle for the primary and all key secondary endpoints in both the TRuE-V1 and TRuE-V2 studies. Results, which were consistent across both studies, showed that 29.9% of patients applying ruxolitinib cream achieved >75% improvement from baseline in the facial Vitiligo Area Scoring Index (F-VASI75) at Week 24, the primary endpoint. At Week 52, approximately 50% of patients achieved F-VASI75. The most common (>1%) treatment-emergent adverse reactions in patients treated with OPZELURA were application site acne, application site pruritus, nasopharyngitis, headache, urinary tract infection, application site erythema and pyrexia. In March 2023, at the American Academy of Dermatology (AAD), long-term 104-week safety and efficacy data for ruxolitinib cream in vitiligo were presented, demonstrating that patients who achieved a high level of facial repigmentation (≥F-VASI90) at Week 52 maintained durable response one year following withdrawal of treatment and that those patients who continued treatment with Opzelura for up to two years demonstrated sustained facial repigmentation and further improvements in facial and total body repigmentation.
In April 2023, we announced that the European Commission approved OPZELURA for the topical treatment of nonsegmental vitiligo with facial involvement in adults and adolescents 12 years and older following a positive opinion from the Committee for Medicinal Products for Human Use (CHMP).
Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including atopic dermatitis, vitiligo, lichen planus, lichen sclerosus, hidradenitis suppurativa and prurigo nodularis.
In October 2021, we announced the validation of the MAA for ruxolitinib cream as a potential treatment for adolescents and adults (age ≥12 years) with nonsegmental vitiligo with facial involvement.
In November 2022, we initiated two Phase II trials evaluating ruxolitinib cream in lichen planus and lichen sclerosus. Lichen planus is a recurrent inflammatory condition affecting the skin and mucosal surfaces and can result in itchy, purple bumps on the skin. Lichen sclerosus is a chronic inflammatory skin disease most commonly affecting women and can result in painful ulcers and intense itching. A Phase II trial evaluating ruxolitinib cream in mild to moderate hidradenitis suppurativa is ongoing and two Phase III trials evaluating ruxolitinib cream in prurigo nodularis were initiated. We continue to expand the development of ruxolitinib cream into new indications as part of our efforts to maximize the potential opportunity with ruxolitinib cream.
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

In February 2023, 52-week results from the Phase II study evaluating povorcitinib in HS were presented as an oral presentation at the European Hidradenitis Suppurativa Foundation (EHSF) Annual Meeting. The data demonstrated that longer-term treatment with povorcitinib 75 mg resulted in sustained and durable efficacy across all treatment arms and importantly, 22-29% of patients achieved HiSCR100, which is defined as a 100% reduction from baseline in total AN count with no increase from baseline in abscess or draining tunnel count. Povorcitinib is currently in two phase 3 studies in moderate to severe HS.
In March 2023, 36-week results from the Phase IIb study evaluating povorcitinib in patients with extensive vitiligo were presented as an oral late-breaking presentation at the American Academy of Dermatology (AAD) Annual Meeting. The data demonstrated that treatment with oral povorcitinib was associated with substantial total body repigmentation in patients with extensive nonsegmental vitiligo, as measured by total Vitiligo Area Scoring Index (T-VASI) scores. Specifically, the study met its primary endpoint and patients receiving povorcitinib experienced statistically superior improvements in T-VASI at Week 24 compared to placebo.
Earlier-Stage Development Programs in Dermatology
Auremolimab
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. Its lead asset, auremolimab (VM6) is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive tissue resident memory T cells (TRM) that has demonstrated efficacy as a treatment for vitiligo in preclinical models. IND-enabling studies are underway, and clinical development for auremolimab is currently expected to begin in 2023.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study (TRuE-AD3)
Vitiligo: Phase III (TRuE-V1, TRuE-V2); approved in the U.S. and Europe
Lichen planus: Phase II
Lichen sclerosus: Phase II
Hidradenitis suppurativa: Phase II
Prurigo nodularis: Phase III initiated (TRuE-PN1, TRuE-PN2)
ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II
povorcitinib (JAK1)	Hidradenitis suppurativa: Phase IIb; Phase III (STOP-HS1, STOP-HS2) Vitiligo: Phase II; Phase III planned Prurigo nodularis: Phase II Asthma: PoC planned Chronic spontaneous urticaria: PoC planned
auremolimab (anti-IL-15Rβ)	Vitiligo: Phase I in preparation
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2023.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our condensed consolidated financial statements.
Results of Operations
We recorded net income of $21.7 million and basic and diluted net income per share of $0.10 for the three months ended March 31, 2023, as compared to net income of $38.0 million and basic and diluted net income per share of $0.17 in the corresponding period in 2022.
Revenues

	Three Months Ended March 31,
	2023	2022
	(in millions)
JAKAFI revenues, net	$580.0	$544.5
ICLUSIG revenues, net	27.7	26.1
PEMAZYRE revenues, net	22.5	18.0
MINJUVI revenues, net	6.5	4.5
OPZELURA revenues, net	56.6	12.8
Total product revenues, net	693.3	605.9
JAKAVI product royalty revenues	76.7	70.8
OLUMIANT product royalty revenues	34.1	48.0
TABRECTA product royalty revenues	4.2	3.5
PEMAZYRE product royalty revenues	0.4	—
Total product royalty revenues	115.4	122.3
Milestone and contract revenues	—	5.0
Total revenues	$808.7	$733.2

The increase in JAKAFI net product revenues for the three months ended March 31, 2023 as compared to the corresponding period in 2022 was comprised of a volume increase of $26.1 million and a price increase of $9.4 million. The JAKAFI net product revenues increase was primarily driven by growth in patient demand across all indications and was partially offset by higher gross-to-net deductions for Medicare and commercial co-pay assistance consistent with historical prior year’s first quarters, as well as an increase in the volume of JAKAFI sold at discounted prices under the federal 340B drug pricing program. The quarter was also impacted by lower weeks on hand channel inventory than normal due to timing of certain customer purchases. The increase in OPZELURA net product revenues for the three months ended March 31, 2023 was driven by increased patient demand and expanded coverage. OPZELURA net product revenues for the three months ended March 31, 2023 were negatively impacted by an increase in co-pay assistance due to higher commercial patient deductibles at the beginning of the plan year and higher Medicaid utilization volume. In addition, OPZELURA volume was negatively impacted by an acceleration of refills in December 2022 driven by patient demand in advance of annual deductible reset or health plan changes.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Three Months Ended March 31, 2023	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2023	$25,316	$148,465	$25,580	$6,366	$205,727
Allowances for current period sales	30,366	236,129	39,806	888	307,189
Allowances for prior period sales	(1,045)	4,559	3,314	3,512	10,340
Credits/payments for current period sales	(20,400)	(126,899)	(38,092)	—	(185,391)
Credits/payments for prior period sales	(15,436)	(76,254)	(17,073)	(3,991)	(112,754)
Balance at March 31, 2023	$18,801	$186,000	$13,535	$6,775	$225,111
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

Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. JAKAVI and OLUMIANT product royalty revenues for the three months ended March 31, 2023 as compared to the corresponding period in 2022 were impacted by unfavorable changes in foreign currency exchange rates, while OLUMIANT product royalty revenues were also impacted by a decrease in net product sales of OLUMIANT for use as a treatment for COVID-19. Product royalty revenues on commercial sales of PEMAZYRE by Innovent are based on net sales of licensed products in licensed territories as provided by Innovent.
Cost of Product Revenues

	Three Months Ended March 31,
	2023	2022
	(in millions)
Product costs	$23.5	$12.0
Salary and benefits related	2.7	2.2
Stock compensation	0.8	0.6
Royalty expense	24.4	22.4
Amortization of definite-lived intangible assets	5.4	5.4
Total cost of product revenues	$56.8	$42.6
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG. The increase in cost of product revenues for the three months ended March 31, 2023 as compared to the same periods in 2022 was primarily due to product related costs for our commercial products including OPZELURA.
Operating Expenses
Research and development expenses

	Three Months Ended March 31,
	2023	2022
	(in millions)
Salary and benefits related	$100.4	$84.5
Stock compensation	31.0	26.3
Clinical research and outside services	229.9	210.1
Occupancy and all other costs	45.3	32.5
Total research and development expenses	$406.6	$353.4
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2023 as compared to the corresponding periods in 2022 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The increase in clinical research and outside services expense for the three months ended March 31, 2023 as compared to the corresponding period in 2022 was primarily due to continued investment in our late stage development assets and the timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $2.7 million and $20.0 million, respectively, for the three months ended March 31, 2023 and 2022. Research and development expenses for the three months ended March 31, 2023 and 2022 were net of $0.6 million and $10.3 million, respectively, of costs reimbursed by our collaborative partners.

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
Selling, general and administrative expenses

	Three Months Ended March 31,
	2023	2022
	(in millions)
Salary and benefits related	$72.9	$67.3
Stock compensation	21.6	16.9
Other contract services and outside costs	221.1	125.4
Total selling, general and administrative expenses	$315.6	$209.6
The increase in salary and benefits related expense for the three months ended March 31, 2023 as compared to the corresponding period in 2022 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three months ended March 31, 2023, as compared to the corresponding periods in 2022, was primarily due to expenses related to promotional activities to support the launch of OPZELURA for the treatments of atopic dermatitis and vitiligo, and timing of certain expenses.
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The loss on change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2023 and 2022 was $6.2 million and $6.4 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The loss on change in fair value of the contingent consideration during the three months ended March 31, 2023 was due primarily to the passage of time.
(Profit) and loss sharing under collaboration agreements
Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three months ended March 31, 2023 was a profit of $1.4 million, and was a $4.7 million loss for the three months ended March 31, 2022, and is recorded as (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations.
Interest income and other, net
Interest income and other, net. Interest income and other, net for the three months ended March 31, 2023 and 2022 was $32.9 million and $1.3 million, respectively. The increase in Interest income and other, net for the three months ended March 31, 2023 primarily relates to an increase in interest income.

Unrealized loss on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized losses:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Agenus	$(10.6)	$(9.2)
Calithera	(0.2)	(0.5)
Merus	10.4	(19.0)
MorphoSys	1.4	(9.6)
Syndax	(6.2)	(6.4)
Syros	(0.1)	(1.9)
Total unrealized loss on long term investments	$(5.3)	$(46.6)
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2023 and 2022 was $30.2 million and $32.5 million, respectively. Our effective tax rate for both of the three months ended March 31, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance). While the tax expense for the three months ended March 31, 2023 decreased marginally as compared to that for the prior year period, the effective tax rate increased as a result of lower U.S. earnings, while unbenefited foreign losses remained flat.
Liquidity and Capital Resources
Due to historical net losses, we had an accumulated deficit of $416 million as of March 31, 2023. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At March 31, 2023, we had available cash, cash equivalents and marketable securities of $3.1 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash used in operating activities for the three months ended March 31, 2023 was $105.6 million and net cash provided by operating activities for the three months ended March 31, 2022 was $215.7 million. The decrease in cash provided by operating activities was due primarily to changes in working capital due to a reduction of our accounts payable balance at March 31, 2023.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $28.6 million for the three months ended March 31, 2023, which represented purchases of marketable securities of $54.9 million, payments for intangible assets of $15.0 million, and capital expenditures of $11.9 million, offset in part by the sale and maturities of marketable securities of $53.2 million. Net cash used in investing activities was $16.7 million for the three months ended March 31, 2022, which represented capital expenditures of $17.0 million, offset in part by the sales and maturities of marketable securities of $0.3 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash provided by financing activities was $4.0 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.
In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.

In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of March 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Our U.S. income tax payments will increase significantly in 2023 resulting from the full utilization in 2022 of our research and development and orphan drug tax credit carryforwards generated in prior years. Our U.S. tax liabilities continue to reflect the adverse impacts of the mandatory capitalization and amortization of research and development expenses as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such expenses.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2023, marketable securities were $291.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2023, the decline in fair value would not be material.
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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1A. Risk Factors
RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS
We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.
JAKAFI is our first product marketed by us that is approved for sale in the United States. JAKAFI was approved by the U.S. Food and Drug Administration, or FDA, in November 2011 for the treatment of patients with intermediate or high-risk myelofibrosis, in December 2014 for the treatment of patients with polycythemia vera who have had an inadequate response to or are intolerant of hydroxyurea, which we refer to as uncontrolled polycythemia vera, in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease in adult and pediatric patients 12 years and older and in September 2021 for the treatment of steroid-refractory chronic graft-versus-host disease in adult and pediatric patients 12 years and older. Although we have received regulatory approval for these indications, such approval does not guarantee future revenues. While we also sell ICLUSIG in the European Union, or EU, and other countries for the treatment of certain types of leukemia, PEMAZYRE in the United States, Europe and Japan for the treatment of certain metastatic cholangiocarcinoma indications, as well as for certain blood cancer indications in the United States and Japan, MONJUVI in the United States and MINJUVI in the European Union for the treatment of certain lymphoma indications, and OPZELURA in the Unites States for the treatment of certain indications of atopic dermatitis and vitiligo, and our exclusive licensees sell OLUMIANT (baricitinib) for the treatment of specified rheumatoid arthritis and atopic dermatitis indications and TABRECTA for the treatment of a certain type of non-small cell lung cancer, and recently received FDA approval and commenced sales of ZYNYZ for the treatment of adult patients with metastatic or recurrent locally advanced Merkel cell carcinoma, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.
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
Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for these products and the extent to which adequate coverage and reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations in the United States and abroad. We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient.
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
The testing of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ, the manufacturing, marketing and sale of JAKAFI, PEMAZYRE and OPZELURA and the marketing and sale of ICLUSIG, MONJUVI/MINJUVI and ZYNYZ expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:
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
Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or acute graft-versus-host disease and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ.
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

Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market JAKAFI for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera and acute graft-versus-host disease and provide promotional materials to physicians regarding the use of JAKAFI for these indications. Although we believe that our promotional materials for physicians do not constitute improper promotion of JAKAFI, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion of JAKAFI, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters. Similar risks exist for our marketing of our other products and our collaborator MorphoSys’s marketing of MONJUVI.
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
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business —Competition” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
MONJUVI/MINJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors and potential competitors for PEMAZYRE and ZYNYZ include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors for OPZELURA include existing over-the-counter topical treatments, prescription topical treatments, including generic versions, such as tacrolimus, pimecrolimus, topical steroids, and EUCRISA (crisaborole) from Pfizer Inc., as well as oral and injectable therapies such as prednisone and other oral steroids, injectable DUPIXENT (dupilimab) from Sanofi and Regeneron Pharmaceuticals, Inc., and oral CIBINQO (abrocitinib) from Pfizer Inc. and RINVOQ (upadacitinib) from AbbVie Inc.

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
Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application, or NDA, of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies. The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval. In addition, in January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory clinical trials that we determined cannot be completed within the time period to support the investment. In addition, in March 2023, we received a complete response letter for ruxolitinib extended-release (XR) tablets, which identified additional requirements for approval.
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
Even if we or our collaborators are successful in gaining regulatory approval of any of our or our collaborators’ drug candidates in addition to JAKAFI, OLUMIANT, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ or acquire rights to approved drug products in addition to ICLUSIG, we may not generate significant product revenues if these drug products do not achieve an adequate level of acceptance. Physicians may not recommend our or our collaborators’ drug products until longer-term clinical data or other factors demonstrate the safety and efficacy of our or our collaborators’ drug products as compared to other alternative treatments. Even if the clinical safety and efficacy of our or our collaborators’ drug products is established, physicians may elect not to prescribe these drug products for a variety of reasons, including the reimbursement policies of government and other third-party payors and the effectiveness of our or our collaborators’ competitors in marketing their products.

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
We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE, ICLUSIG, OPZELURA or for most of our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, API and finished drug product. For MONJUVI/MINJUVI, our collaborator MorphoSys currently is responsible for sourcing and manufacturing MONJUVI for the US market, while we are responsible for the sourcing and manufacturing of MINJUVI for ex-US markets. We are also in the process of having our own bioplant manufacturing site in Switzerland registered for the MONJUVI/MINJUVI API manufacturing. For ZYNYZ, together with our collaborator MacroGenics, we are responsible for the sourcing and manufacturing of ZYNYZ. While continuing to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
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
Due to historical net losses, we had an accumulated deficit of $416 million as of March 31, 2023. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.
We anticipate that our drug discovery and development efforts and related expenditures will increase as we focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and we cannot assure you that we will generate substantial revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ, for several years, if ever.
We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed under “Risks Relating to Commercialization of our Products” and in the above paragraphs and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ, we may incur losses if our drug products do not generate significant revenues.
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
We derived a substantial portion of our revenues for the year ended December 31, 2022 and the three months ended March 31, 2023 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

INCYTE CORPORATION

Dated: May 2, 2023	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 2, 2023	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)