Form 10-Q
period 2023-06-30
INCYTE CORP
filed 2023-08-01
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 224,087,695 as of July 25, 2023.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	June 30, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,131,123	$2,951,422
Marketable securities—available-for-sale (amortized cost $294,371 and $292,580 as of June 30, 2023 and December 31, 2022, respectively; allowance for credit losses $0 as of June 30, 2023 and December 31, 2022)	292,243	287,543
Accounts receivable	637,994	644,879
Inventory	35,937	41,995
Prepaid expenses and other current assets	167,136	167,011
Total current assets	4,264,433	4,092,850

Restricted cash	1,719	1,698
Long term investments	170,316	133,676
Inventory	142,048	78,964
Property and equipment, net	749,352	739,310
Finance lease right-of-use assets, net	25,631	26,298
Other intangible assets, net	134,954	129,219
Goodwill	155,593	155,593
Deferred income tax asset	532,507	457,941
Other assets, net	31,706	25,435
Total assets	$6,208,259	$5,840,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,538	$277,546
Accrued compensation	111,708	138,761
Accrued and other current liabilities	810,852	701,053
Finance lease liabilities	3,166	3,179
Acquisition-related contingent consideration	37,509	36,538
Total current liabilities	1,118,773	1,157,077

Acquisition-related contingent consideration	179,491	184,462
Finance lease liabilities	29,491	30,083
Other liabilities	139,812	99,243
Total liabilities	1,467,567	1,470,865

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 223,338,330 and 222,746,719 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	223	223
Additional paid-in capital	4,925,626	4,792,041
Accumulated other comprehensive income	26,806	15,069
Accumulated deficit	(211,963)	(437,214)
Total stockholders’ equity	4,740,692	4,370,119
Total liabilities and stockholders’ equity	$6,208,259	$5,840,984
*The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenues, net	$827,005	$663,851	$1,520,242	$1,269,672
Product royalty revenues	127,605	117,546	243,041	239,960
Milestone and contract revenues	—	130,000	—	135,000
Total revenues	954,610	911,397	1,763,283	1,644,632

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	68,326	50,636	125,148	93,250
Research and development	400,750	347,196	807,391	700,569
Selling, general and administrative	283,929	253,277	599,535	462,861
Loss on change in fair value of acquisition-related contingent consideration	8,374	3,313	14,570	9,695
(Profit) and loss sharing under collaboration agreements	(549)	2,544	(1,911)	7,286
Total costs and expenses	760,830	656,966	1,544,733	1,273,661

Income from operations	193,780	254,431	218,550	370,971
Interest income and other, net	42,668	522	75,541	1,782
Interest expense	(655)	(678)	(1,124)	(1,358)
Unrealized gain (loss) on long term investments	41,811	(24,897)	36,493	(71,482)
Income before provision for income taxes	277,604	229,378	329,460	299,913
Provision for income taxes	74,056	67,946	104,209	100,489
Net income	$203,548	$161,432	$225,251	$199,424

Net income per share:
Basic	$0.91	$0.73	$1.01	$0.90
Diluted	$0.90	$0.72	$1.00	$0.89

Shares used in computing net income per share:
Basic	223,248	221,660	223,104	221,493
Diluted	225,649	223,661	225,541	223,277
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$203,548	$161,432	$225,251	$199,424

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,189	(1,837)	8,449	(2,619)
Unrealized gain (loss) on marketable securities, net of tax	489	(1,094)	2,909	(4,187)
Defined benefit pension gain, net of tax	186	282	379	564
Other comprehensive income (loss)	5,864	(2,649)	11,737	(6,242)

Comprehensive income	$209,412	$158,783	$236,988	$193,182
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balance at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568
Issuance of 59,093 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 216,168 shares of Common Stock under the ESPP	—	13,704	—	—	13,704
Issuance of 1,282 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	54,928	—	—	54,928
Other comprehensive income	—	—	5,864	—	5,864
Net income	—	—	—	203,548	203,548
Balances at June 30, 2023	$223	$4,925,626	$26,806	$(211,963)	$4,740,692

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balances at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072
Issuance of 274,693 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 189,684 shares of Common Stock under the ESPP	1	16,600	—	—	16,601
Issuance of 1,469 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	46,496	—	—	46,496
Other comprehensive loss	—	—	(2,649)	—	(2,649)
Net income	—	—	—	161,432	161,432
Balances at June 30, 2022	$222	$4,688,985	$(25,696)	$(578,450)	$4,085,061
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$225,251	$199,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,508	32,945
Stock-based compensation	107,899	90,337
Deferred income taxes	(61,864)	32,475
Other, net	(3,670)	8,467
Unrealized (gain) loss on long term investments	(36,493)	71,482
Loss on change in fair value of acquisition-related contingent consideration	14,570	9,695
Changes in operating assets and liabilities:
Accounts receivable	6,885	(66,668)
Prepaid expenses and other assets	(8,219)	(25,380)
Inventory	(53,436)	(37,190)
Accounts payable	(122,008)	22,660
Accrued and other liabilities	92,500	51,651
Net cash provided by operating activities	200,923	389,898
Cash flows from investing activities:
Sale of long term investments	45	—
Capital expenditures	(19,243)	(28,749)
Payments for intangible assets	(15,000)	—
Purchases of marketable securities	(152,277)	(43,988)
Sale and maturities of marketable securities	150,487	43,509
Net cash used in investing activities	(35,988)	(29,228)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	28,367	37,692
Tax withholdings related to restricted and performance share vesting	(3,428)	(6,854)
Payment of finance lease liabilities	(1,638)	(1,368)
Payment of contingent consideration	(6,424)	(13,473)
Net cash provided by financing activities	16,877	15,997
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	(2,090)	1,198
Net increase in cash, cash equivalents, restricted cash and investments	179,722	377,865
Cash, cash equivalents, restricted cash and investments at beginning of period	2,953,120	2,059,160
Cash, cash equivalents, restricted cash and investments at end of period	$3,132,842	$2,437,025
Supplemental Schedule of Cash Flow Information
Income taxes paid	$137,313	$76,464
Unpaid purchases of property and equipment	$4,420	$8,952
Leased assets obtained in exchange for new operating lease liabilities	$5,275	$2,025
Leased assets obtained in exchange for new finance lease liabilities	$1,024	$1,308
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from our audited consolidated financial statements.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
JAKAFI revenues, net	$682,384	$597,673	$1,262,353	$1,142,137
OPZELURA revenues, net	80,233	16,560	136,785	29,314
ICLUSIG revenues, net	29,087	26,224	56,772	52,293
PEMAZYRE revenues, net	21,572	18,983	44,047	37,015
MINJUVI revenues, net	13,159	4,411	19,715	8,913
ZYNYZ revenues, net	570	—	570	—
Total product revenues, net	827,005	663,851	1,520,242	1,269,672
JAKAVI product royalty revenues	90,448	83,711	167,140	154,578
OLUMIANT product royalty revenues	32,009	30,254	66,164	78,318
TABRECTA product royalty revenues	4,799	3,581	8,976	7,064
PEMAZYRE product royalty revenues	349	—	761	—
Total product royalty revenues	127,605	117,546	243,041	239,960
Milestone and contract revenues	—	130,000	—	135,000
Total revenues	$954,610	$911,397	$1,763,283	$1,644,632
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
June 30, 2023
Debt securities (government)	$294,371	$(2,128)	$292,243

December 31, 2022
Debt securities (government)	$292,580	$(5,037)	$287,543
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of June 30, 2023 and December 31, 2022, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At June 30, 2023 and December 31, 2022, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2023.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023
Cash and cash equivalents	$3,131,123	$—	$—	$3,131,123
Debt securities (government)	—	292,243	—	292,243
Long term investments (Note 7)	170,316	—	—	170,316
Total assets	$3,301,439	$292,243	$—	$3,593,682

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$2,951,422	$—	$—	$2,951,422
Debt securities (government)	—	287,543	—	287,543
Long term investments (Note 7)	133,676	—	—	133,676
Total assets	$3,085,098	$287,543	$—	$3,372,641

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023
Acquisition-related contingent consideration	$—	$—	$217,000	$217,000
Total liabilities	$—	$—	$217,000	$217,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Acquisition-related contingent consideration	$—	$—	$221,000	$221,000
Total liabilities	$—	$—	$221,000	$221,000
The following is a rollforward of our Level 3 liabilities (in thousands):

2023
Balance at January 1,	$221,000
Contingent consideration earned during the period but not yet paid	(18,570)
Change in fair value of contingent consideration	14,570
Balance at June 30,	$217,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2023 and December 31, 2022 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The loss on change in fair value of the contingent consideration during the three and six months ended June 30, 2023 was due primarily to the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2023 and December 31, 2022, contingent consideration earned but not yet paid was $18.6 million and $9.3 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 20% and 20% of the accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

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

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer A	16%	19%	17%	19%
Customer B	9%	12%	10%	12%
Customer C	20%	16%	19%	18%
Customer D	10%	10%	10%	10%
Customer E	11%	14%	11%	15%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in aggregate, 35% and 41% of the accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of June 30, 2023 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of June 30, 2023 and December 31, 2022, we had no allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$32,630	$31,874
Work-in-process	122,971	54,455
Finished goods	22,384	34,630
Total inventory	$177,985	$120,959
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2023, $35.9 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2023, $142.0 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At June 30, 2023, inventory with approximately $32.6 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 12 to 18 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through June 30, 2023, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $340.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and six months ended June 30, 2023, such royalties on net sales within the United States totaled $33.5 million and $56.9 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, such royalties on net sales within the United States totaled $29.3 million and $51.0 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, $310.3 million and $253.5 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
We had no milestone and contract revenue under the Novartis agreement for the three and six months ended June 30, 2023. Milestone and contract revenue under the Novartis agreement was $60.0 million for both the three and six months ended June 30, 2022. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2023 was $90.4 million and $167.1 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2022 was $83.7 million and $154.6 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2023 was $4.8 million and $9.0 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2022 was $3.6 million and $7.1 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through June 30, 2023, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.

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
We had no milestone and contract revenue under the Lilly agreement for the three and six months ended June 30, 2023. Milestone and contract revenue under the Lilly agreement was $70.0 million for both the three and six months ended June 30, 2022. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2023 was $32.0 million and $66.2 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2022 was $30.3 million and $78.3 million, respectively.
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
Since the inception of the agreement through June 30, 2023, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of June 30, 2023, we held an investment of approximately 12.1 million shares of Agenus Inc. common stock. The fair market value of our long term investment in Agenus Inc. at June 30, 2023 and December 31, 2022 was $19.3 million and $29.0 million, respectively. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $0.9 million and an unrealized loss of $9.7 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $6.3 million and $15.4 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
During May 2023, Agenus Inc. distributed a dividend of shares it owned of its publicly traded subsidiary MiNK Therapeutics' ("MiNK") common stock to shareholders who held Agenus Inc. shares. As a result, we acquired approximately 0.2 million shares of MiNK common stock. The fair market value of our long term investment in MiNK at June 30, 2023 was $0.4 million, and during the three months ended June 30, 2023, and we recorded an unrealized gain of $0.2 million based on the change in fair value of MiNK’s common stock during the period.

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
For each program as to which Merus does not have commercialization or development co-funding rights, Merus is eligible to receive up to $100.0 million in future contingent development and regulatory milestones, and up to $250.0 million in commercialization milestones as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which Merus exercises its option to co-fund development, Merus is eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and be eligible to receive tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If Merus opts to cease co-funding a program as to which it exercised its co-development option, then Merus will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to programs where Merus does not have a right to co-fund development and, depending on the stage at which Merus chose to cease co-funding development costs, Merus will be eligible to receive additional royalties ranging up to 4% of net sales in the United States. In January 2023, we paid Merus a milestone of $2.5 million, which was recorded as research and development expense in our condensed consolidated statements of operations during the three months ended March 31, 2023. Since the inception of the agreement through June 30, 2023, we have paid and expensed Merus milestones totaling $5.5 million.
As of June 30, 2023, we held an investment of approximately 3.6 million common shares. The fair market value of our total long term investment in Merus at June 30, 2023 and December 31, 2022 was $93.5 million and $54.9 million, respectively. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $28.2 million and $38.6 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $13.5 million and $32.5 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million, which was previously recorded as research and development expense in our condensed consolidated statements of operations in the third quarter of 2022. In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of June 30, 2023, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.

Since the inception of the agreement through June 30, 2023, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. After the amendment and subsequent payments, MacroGenics will be eligible to receive up to an additional $320.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three and six months ended June 30, 2023 also included $12.1 million and $29.9 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2022 also included $14.8 million and $28.3 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At June 30, 2023 and December 31, 2022, a total of $0.2 million and $2.9 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.
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
As of June 30, 2023, we held an investment of approximately 0.1 million shares of Syros common stock. The fair market value of our long term investment in Syros as of June 30, 2023 and December 31, 2022 was $0.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, we recorded a nominal unrealized loss and an unrealized loss of $0.1 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $0.2 million and $2.2 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
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

MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. Since the inception of the agreement through June 30, 2023, we have paid MorphoSys milestones totaling $2.5 million, all of which have previously been recorded as research and development expenses.
As of June 30, 2023, we held an investment of approximately 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG. The fair market value of our long term investment in MorphoSys AG as of June 30, 2023 and December 31, 2022 was $27.1 million and $13.0 million, respectively. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $12.7 million and $14.1 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $7.1 million and $16.7 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.
Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three and six months ended June 30, 2023 was a profit of $0.5 million and $1.9 million, respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Our 50% share of the United States loss for the commercialization of tafasitamab for the three and six months ended June 30, 2022 was $2.5 million and $7.3 million, respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the three and six months ended June 30, 2023, includes $20.3 million and $45.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and six months ended June 30, 2022, includes $27.5 million and $48.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At June 30, 2023 and December 31, 2022, $39.3 million and $28.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.
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
Under the terms of the agreement, we received exclusive commercialization rights outside of the United States, and Syndax and we have co-commercialization rights in the United States, with respect to axatilimab. We will be responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan.
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

As of June 30, 2023, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of June 30, 2023 and December 31, 2022 was $29.8 million and $36.2 million. For the three and six months ended June 30, 2023, we recorded an unrealized loss of $0.2 million and $6.4 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and six months ended June 30, 2022, we recorded an unrealized gain of $2.7 million and an unrealized loss of $3.8 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and six months ended June 30, 2023, includes $6.2 million and $11.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. At June 30, 2023, $4.4 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
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
Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Office equipment	$23,182	$22,734
Laboratory equipment	202,929	192,141
Computer equipment	121,048	92,115
Land	10,581	10,429
Building and leasehold improvements	571,694	564,170
Operating lease right-of-use assets	24,528	23,311
Construction in progress	34,534	47,224
	988,496	952,124
Less accumulated depreciation and amortization	(239,144)	(212,814)
Property and equipment, net	$749,352	$739,310
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Royalties	$321,816	$263,466
Clinical related costs	137,780	130,570
Sales allowances	224,474	192,133
Sales and marketing	29,006	31,149
Construction in progress	4,420	3,493
Operating lease liabilities	7,084	8,195
Other current liabilities	86,272	72,047
Total accrued and other current liabilities	$810,852	$701,053

Note 10. Stock Compensation
We recorded $54.5 million and $107.9 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. We recorded $46.5 million and $90.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $32.8 million, $63.8 million, $28.1 million and $54.4 million for the three and six months ended June 30, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $20.9 million, $42.5 million, $17.7 million and $34.6 million for the three and six months ended June 30, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.8 million, $1.6 million, $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2023 and 2022.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Average risk-free interest rates	3.88%	3.04%	3.76%	1.67%	4.87%	2.92%	4.27%	2.77%
Average expected life (in years)	5.58	5.51	4.95	4.77	0.50	0.50	0.50	0.50
Volatility	29%	33%	32%	37%	27%	39%	23%	28%
Weighted-average fair value (in dollars)	$22.57	$26.35	$26.78	$25.30	$13.82	$14.91	$14.08	$14.53
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
Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2022	12,650,359	$87.25
Options granted	702,470	$78.53
Options exercised	(231,417)	$67.05
Options cancelled	(755,507)	$94.07
Balance at June 30, 2023	12,365,905	$86.72
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2022	5,187,592	$81.24
RSUs granted	829,206	$77.15
RSUs released	(186,167)	$77.96
RSUs cancelled	(125,325)	$80.67
PSUs cancelled	(971)	$106.47
Balance at June 30, 2023	5,704,335	$80.77
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and six months ended June 30, 2023 we recorded $2.7 million and $9.2 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and six months ended June 30, 2022 we recorded $0.1 million and $1.9 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2022	5,056,370
Additional authorization	12,500,000
Options, RSUs and PSUs granted	(2,360,882)
Options, RSUs and PSUs cancelled	1,006,844
Balance at June 30, 2023	16,202,332
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of June 30, 2023, was $34.5 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2023, was $175.0 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2023, was $28.2 million, which is expected to be recognized over the weighted average period of 1.4 years, should the underlying performance conditions be deemed probable of achievement.

Note 11. Income Taxes
For the three and six months ended June 30, 2023 and 2022, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before provision for income taxes	$277,604	$229,378	$329,460	$299,913
Provision for income taxes	74,056	67,946	104,209	100,489

Effective tax rate	26.7%	29.6%	31.6%	33.5%
Our effective tax rate for each of the three and six months ended June 30, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets offset to a lesser extent by tax rate benefits associated with research and development and orphan drug tax credit generations and foreign derived intangible income deductions.
The effective tax rate for the three and six months ended June 30, 2023 decreased as compared to that for the prior year periods due to a greater tax benefit recognized in 2023 associated with research and development and orphan drug tax credit generations.
The balance of our unrecognized tax benefits (including penalties and interest) decreased marginally during the six months ended June 30, 2023. This movement was primarily driven by additions to current and prior period tax positions of $4.2 million, as well as $2.8 million of interest and penalties, offset by reductions related to prior period tax positions of $7.1 million. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We do not expect the IRA to have a material impact on our consolidated financial statements.

Note 12. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income	$203,548	$161,432	$225,251	$199,424

Weighted average common shares outstanding	223,248	221,660	223,104	221,493

Basic net income per share	$0.91	$0.73	$1.01	$0.90

Diluted net income	$203,548	$161,432	$225,251	$199,424

Weighted average common shares outstanding	223,248	221,660	223,104	221,493
Dilutive stock options and awards	2,401	2,001	2,437	1,784
Weighted average shares used to compute diluted net income per share	225,649	223,661	225,541	223,277

Diluted net income per share	$0.90	$0.72	$1.00	$0.89
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options and awards	12,806,418	10,767,335	10,781,677	10,901,507
Note 13. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2023 was $4.0 million and $9.6 million, respectively. Defined contribution expense for the three and six months ended June 30, 2022 was $4.7 million and $9.6 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$1,733	$2,438	$3,821	$4,960
Interest cost	44	62	661	126
Expected return on plan assets	(736)	(1,035)	(2,276)	(2,106)
Amortization of prior service cost	276	193	379	387
Amortization of actuarial losses	(90)	89	—	177
Net periodic benefit cost	$1,227	$1,747	$2,585	$3,544
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 previously filed with the SEC.
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
•our investments, including anticipated expenditures, losses and expenses; and
•our patent prosecution and maintenance efforts.
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
•Public health pandemics, natural disasters, and other geopolitical events, could adversely affect our business and results of operations.
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
We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib and its salt. These patents, including applicable extensions, currently expire in mid-2028 and late-2028. In December 2022, we were granted pediatric exclusivity, which adds six months to the expiration for all ruxolitinib patents listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as of the date of the grant of pediatric exclusivity.
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
Phase II trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (ALK2) in patients with MF are ongoing, and in June 2023, at the American Society of Clinical Oncology (ASCO) annual meeting, updated data was presented which demonstrated early signals of clinical activity of both agents in monotherapy and in combination with ruxolitinib. Additional discovery and development initiatives are also ongoing within the LIMBER program, which are evaluating internally-discovered compounds, and candidates from collaboration partners. We recently announced the discontinuation of LIMBER-304 and LIMBER-313, two Phase III studies evaluating ruxolitinib in combination with parsaclisib in MF patients with a suboptimal response to ruxolitinib monotherapy and in first-line MF, respectively. These studies were discontinued as a result of planned interim analyses which indicated that the studies were unlikely to meet their primary endpoint in the intent-to-treat patient population. The recommendation to stop the studies was not due to safety.
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
In July 2023, we and Syndax announced that AGAVE-201 had met its primary endpoint across all cohorts with an overall response rate (ORR) of 74% at the dose of 0.3 mg/kg administered every two weeks. The data highlight the durable response seen at the 0.3 mg/kg dose with 60% of patients who responded to axatilimab still responding at one year.
INCA033989 (mCALR)
In December 2022, new research detailing the development and mechanism of action of INCA033989, an Incyte-discovered, investigational novel anti-mutant calreticulin (CALR)-targeted monoclonal antibody, was featured in the Plenary Scientific Session at the 64th American Society of Hematology (ASH) Annual Meeting. INCA033989 binds with high affinity to mutant CALR and inhibits oncogenesis, the process of cells becoming cancerous, in cells expressing this oncoprotein. CALR mutations are responsible for disease development in approximately 25-35% of patients with MF and ET. In July 2023, we initiated a Phase I study evaluating INCA033989.

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

In July 2023, we initiated two Phase I studies evaluating INCB99280 in combination with axitinib (VEGF) and in combination with ipilimumab (CTLA-4). A Phase II study evaluating INCB99280 in patients with select solid tumors who are checkpoint inhibitor naive was also initiated. Additionally, we initiated a Phase II study evaluating INCB99280 in metastatic cutaneous squamous cell carcinoma (cSCC) or locally advanced cSCC. We and Replimune Group, Inc. announced a clinical trial collaboration and supply agreement to investigate the combination of INCB99280 and RP1 in patients with cutaneous squamous cell carcinoma. RP1 is Replimune’s lead oncolytic immunotherapy product candidate and is based on a proprietary new strain of herpes simplex virus engineered for robust tumor selective replication and genetically armed with a fusogenic protein (GALV-GP R-) and GM-CSF, intended to maximize tumor killing potency, the immunogenicity of tumor cell death, and the activation of a systemic anti-tumor immune response.

Indication and status
ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase II
ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase II
ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: Phase I (LIMBER-TREG108)
axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase II (third-line plus therapy) (AGAVE-201)
ruxolitinib + axatilimab[2] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase I/II in preparation
INCA033989 (mCALR)	Myelofibrosis, essential thrombocythemia: Phase I
tafasitamab (CD19)[3]	r/r DLBCL: Phase III (B-MIND) 1L DLBCL: Phase III (frontMIND) r/r follicular & marginal zone lymphomas: Phase III (inMIND)
pemigatinib (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): approved in the U.S. and Japan CCA: Phase III (FIGHT-302) Glioblastoma: Phase II (FIGHT-209)
retifanlimab (PD-1)[4]	Merkel cell carcinoma: approved in the U.S. SCAC: Phase III (PODIUM-303) NSCLC: Phase III (POD1UM-304) MSI-high endometrial cancer: Phase II (POD1UM-101, POD1UM-204)
INCB99280 (Oral PD-L1)	Solid tumors (combination): Phase I Solid tumors (monotherapy): Phase II Cutaneous squamous cell carcinoma (cSCC): Phase II
INCB99318 (Oral PD-L1)	Solid tumors: Phase I
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
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody which has been engineered to avoid the known toxicity of broad TGFβ pathway blockade. INCA33890 has a 10-fold higher binding affinity for PD-1 relative to TGFβR2, and blocks TGFβ signaling specifically in cells co-expressing PD-1. In April 2023, we presented preclinical data at AACR which showed INCA33890 inhibits tumor growth in PD-1-resistant mouse models. In July 2023, we initiated a Phase I study evaluating INCA33890 in patients with select advanced solid tumors.
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
2. Development collaboration with Merus.
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
In July 2023, we announced that the Phase III trial (TRuE-AD3) evaluating ruxolitinib cream in pediatric AD patients (age >2 and <12) had met its primary endpoint. The study showed significantly more patients treated with ruxolitinib cream 0.75% and 1.5% achieved Investigator's Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control.
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
In February 2023, 52-week results from the Phase II study evaluating povorcitinib in HS were presented as an oral presentation at the European Hidradenitis Suppurativa Foundation (EHSF) Annual Meeting. The data demonstrated that longer-term treatment with povorcitinib 75 mg resulted in sustained and durable efficacy across all treatment arms and importantly, 22-29% of patients achieved HiSCR100, which is defined as a 100% reduction from baseline in total AN count with no increase from baseline in abscess or draining tunnel count. Povorcitinib is currently in two phase III studies in moderate to severe HS.
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
In July 2023, we initiated two Phase II trials evaluating povorcitinib in patients with moderate to severe uncontrolled asthma and in chronic spontaneous urticaria.
Earlier-Stage Development Programs in Dermatology
Auremolimab
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. Its lead asset, auremolimab (VM6) is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive tissue resident memory T cells (TRM) that has demonstrated efficacy as a treatment for vitiligo in preclinical models. In July 2023, auremolimab received IND clearance and is expected to enter the clinic in 2023.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study (TRuE-AD3)
Vitiligo: Phase III (TRuE-V1, TRuE-V2); approved in the U.S. and Europe
Lichen planus: Phase II
Lichen sclerosus: Phase II
Hidradenitis suppurativa: Phase II
Prurigo nodularis: Phase III initiated (TRuE-PN1, TRuE-PN2)
ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II
povorcitinib (JAK1)	Hidradenitis suppurativa: Phase IIb; Phase III (STOP-HS1, STOP-HS2) Vitiligo: Phase II; Phase III planned Prurigo nodularis: Phase II Asthma: Phase II Chronic spontaneous urticaria: Phase II
auremolimab (anti-IL-15Rβ)	Vitiligo: Phase I in preparation
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2023.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our condensed consolidated financial statements.
Results of Operations
We recorded net income of $203.5 million and basic net income per share of $0.91 and diluted net income per share of $0.90 for the three months ended June 30, 2023, as compared to net income of $161.4 million and basic net income per share of $0.73 and diluted net income per share of $0.72 in the corresponding period in 2022. We recorded net income of $225.3 million and basic net income per share of $1.01 and diluted net income per share of $1.00 for the six months ended June 30, 2023, as compared to net income of $199.4 million and basic net income per share of $0.90 and diluted net income per share of $0.89 in the corresponding period in 2022.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
JAKAFI revenues, net	$682.4	$597.7	$1,262.4	$1,142.1
OPZELURA revenues, net	80.2	16.6	136.8	29.3
ICLUSIG revenues, net	29.1	26.2	56.8	52.3
PEMAZYRE revenues, net	21.6	19.0	44.0	37.0
MINJUVI revenues, net	13.2	4.4	19.7	8.9
ZYNYZ revenues, net	0.6	—	0.6	—
Total product revenues, net	827.1	663.9	1,520.3	1,269.6
JAKAVI product royalty revenues	90.4	83.6	167.0	154.6
OLUMIANT product royalty revenues	32.0	30.3	66.2	78.3
TABRECTA product royalty revenues	4.8	3.6	9.0	7.1
PEMAZYRE product royalty revenues	0.3	—	0.8	—
Total product royalty revenues	127.5	117.5	243.0	240.0
Milestone and contract revenues	—	130.0	—	135.0
Total revenues	$954.6	$911.4	$1,763.3	$1,644.6
The increase in JAKAFI product revenues for the three months ended June 30, 2023 as compared to the corresponding period in 2022 was comprised of a volume increase of $61.3 million and a price increase of $23.4 million. The increase in JAKAFI net product revenues for the six months ended June 30, 2023 as compared to the corresponding period in 2022 was comprised of a volume increase of $81.7 million and a price increase of $38.6 million. The JAKAFI net product revenues increase was primarily driven by growth in patient demand across all indications and inventory level normalizing at the end of the second quarter of 2023. The increase in OPZELURA net product revenues for the three and six months ended June 30, 2023 was driven by increased patient demand and expanded coverage. The increase in MINJUVI net product revenues for the three and six months ended June 30, 2023 was driven by the recognition of approximately $6.0 million of previously deferred MINJUVI revenue related to the Early Access Program in France, which ended in June 2023.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Six Months Ended June 30, 2023	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2023	$25,316	$148,465	$25,580	$6,366	$205,727
Allowances for current period sales	63,558	476,610	76,845	4,262	621,275
Allowances for prior period sales	(1,314)	3,681	3,314	3,512	9,193
Credits/payments for current period sales	(50,136)	(361,638)	(73,708)	—	(485,482)
Credits/payments for prior period sales	(22,076)	(84,001)	(17,073)	(5,562)	(128,712)
Balance at June 30, 2023	$15,348	$183,117	$14,958	$8,578	$222,001

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
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. JAKAVI and OLUMIANT product royalty revenues for the three and six months ended June 30, 2023 as compared to the corresponding period in 2022 were impacted by unfavorable changes in foreign currency exchange rates. Product royalty revenues on commercial sales of PEMAZYRE by Innovent are based on net sales of licensed products in licensed territories as provided by Innovent.
Cost of Product Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Product costs	$23.3	$12.2	$46.8	$24.3
Salary and benefits related	3.0	2.3	5.7	4.5
Stock compensation	0.8	0.7	1.6	1.3
Royalty expense	35.5	30.0	59.9	52.4
Amortization of definite-lived intangible assets	5.7	5.4	11.1	10.8
Total cost of product revenues	$68.3	$50.6	$125.1	$93.3
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to growth in net product revenues.

Operating Expenses
Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Salary and benefits related	$98.6	$83.3	$199.0	$167.8
Stock compensation	32.8	28.1	63.8	54.4
Clinical research and outside services	221.3	197.7	451.2	407.8
Occupancy and all other costs	48.1	38.1	93.4	70.6
Total research and development expenses	$400.8	$347.2	$807.4	$700.6
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The increase in clinical research and outside services expense for the three and six months ended June 30, 2023 as compared to the corresponding period in 2022 was primarily due to continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $7.0 million and $9.7 million, respectively, for the three and six months ended June 30, 2023. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $2.5 million and $22.5 million, respectively, for the three and six months ended June 30, 2022. Research and development expenses for the three and six months ended June 30, 2023 and 2022 were net of $25.1 million, $25.7 million, $24.3 million and $34.6 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Salary and benefits related	$74.4	$65.4	$147.3	$132.7
Stock compensation	20.9	17.7	42.5	34.6
Other contract services and outside costs	188.6	170.2	409.7	295.6
Total selling, general and administrative expenses	$283.9	$253.3	$599.5	$462.9

The increase in salary and benefits related expense for the three and six months ended June 30, 2023 as compared to the corresponding period in 2022 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, was primarily due to expenses related to promotional activities to support the launch of OPZELURA for the treatment of vitiligo.
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The loss on change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2023 was $8.4 million and $14.6 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The loss on change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2022 was $3.3 million and $9.7 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The loss on change in fair value of the contingent consideration during the three and six months ended June 30, 2023 was due primarily to the passage of time.
(Profit) and loss sharing under collaboration agreements
Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and six months ended June 30, 2023, our 50% share of the profits for tafasitamab was $0.5 million and $1.9 million, respectively, as recorded in (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. For the three and six months ended June 30, 2022, our 50% share of the losses for tafasitamab was $2.5 million and $7.3 million, respectively, as recorded in (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations.
Interest income and other, net. Interest income and other, net for the three and six months ended June 30, 2023 was $42.7 million and $75.5 million, respectively. Interest income and other, net for the three and six months ended June 30, 2022 was $0.5 million and $1.8 million, respectively. The increase in Interest income and other, net for the three and six months ended June 30, 2023 primarily relates to an increase in interest earned on our cash equivalents and marketable securities.
Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Agenus	$0.9	$(6.3)	$(9.7)	$(15.4)
Calithera	—	(0.5)	(0.2)	(0.9)
Merus	28.2	(13.5)	38.6	(32.5)
MorphoSys	12.7	(7.1)	14.1	(16.7)
Syndax	(0.2)	2.7	(6.4)	(3.8)
Mink	0.2	—	0.2	—
Syros	—	(0.2)	(0.1)	(2.2)
Total unrealized gain (loss) on long term investments	$41.8	$(24.9)	$36.5	$(71.5)

Provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2023 was $74.1 million and $104.2 million, respectively. The provision for income taxes for the three and six months ended June 30, 2022 was $67.9 million and $100.5 million, respectively.
Our effective tax rate for each of the three and six months ended June 30, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets offset to a lesser extent by tax rate benefits associated with research and development and orphan drug tax credit generations and foreign derived intangible income deductions. The effective tax rate for the three and six months ended June 30, 2023 decreased as compared to that for the prior year periods due to a greater tax benefit recognized in 2023 associated with research and development and orphan drug tax credit generations.
Liquidity and Capital Resources
Due to historical net losses, we had an accumulated deficit of $212 million as of June 30, 2023. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At June 30, 2023, we had available cash, cash equivalents and marketable securities of $3.4 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the six months ended June 30, 2023 was $200.9 million and net cash provided by operating activities for the six months ended June 30, 2022 was $389.9 million. The decrease in cash provided by operating activities was due primarily to changes in working capital.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $36.0 million for the six months ended June 30, 2023, which represented purchases of marketable securities of $152.3 million, payments for intangible assets of $15.0 million, and capital expenditures of $19.2 million, offset in part by the sale and maturities of marketable securities of $150.5 million. Net cash used in investing activities was $29.2 million for the six months ended June 30, 2022, which represented purchases of marketable securities of $44.0 million and capital expenditures of $28.7 million, offset in part by the sales and maturities of marketable securities of $43.5 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash provided by financing activities was $16.9 million and $16.0 million for the six months ended June 30, 2023 and 2022, respectively, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.
In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million to expand our global headquarters. Under that agreement, closing of the purchase is subject to certain standard closing conditions, including an initial diligence period and a subsequent approval period.
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of June 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2023, marketable securities were $292.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2023, the decline in fair value would not be material.
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
Changes in internal control over financial reporting. In the second quarter of 2023, we began the implementation of a new enterprise resource planning system. This implementation was planned in phases to correspond with the needs of the Company. Due to this implementation, internal controls have changed in various functional areas within the Company. Management has taken steps so that the appropriate internal controls are designed and implemented as each functional area of the system is enacted. This implementation is anticipated to continue through the end of the third quarter of 2023. Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
•the effects of a public health pandemic, any associated quarantine, travel restriction, stay-at-home or shutdown orders, guidelines or practices, and any disruption in our supply chain for JAKAFI on our ability to provide marketing and distribution support for JAKAFI, our ability to produce sufficient quantities of JAKAFI that meet all applicable quality standards, patient demand (including new patient prescriptions and hesitancy of patients to make office visits) and other risks detailed further below under “—Other Risks Relating to our Business—Public health epidemics, such as the COVID-19 pandemic, could adversely affect our business, results of operations, and financial condition”;
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
•consolidation of third-party payors and continued initiatives of government and other third-party payors to reduce costs by seeking price discounts or rebates, reducing reimbursement rates or imposing restrictions on access to or coverage of particular drugs based on perceived value; and
•the increasing number of hospitals and other covered entities that are eligible to participate in the U.S. 340B drug pricing program, which requires drug manufacturers such as our company to sell drugs to those entities at discounted prices in order for those drugs to be covered by Medicaid.
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
Risks related to proposed changes in government regulations and health care reform measures are described below under “—Other Risks Relating to our Business—Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. ” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed. Our collaborators Novartis and Eli Lilly are affected by similar considerations for the drugs that they market and for which we may receive royalties.

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
Our global operations expose us to risks associated with public health epidemics and pandemics, such as the COVID-19 pandemic. The extent to which a public health pandemic and the measures taken to limit the disease's spread can impact our operations and those of our suppliers, collaborators, service providers and healthcare organizations serving patients, as well as demand for our drug products, will depend on developments, that are highly uncertain, including the duration of the outbreak and any related government actions.
As a result of the COVID-19 pandemic, we experienced, and as a result of future pandemics we may in the future experience disruptions that could severely impact our business, results of operations and financial condition, including the following:
•When the COVID-19 pandemic commenced, to protect the health of our employees and their families, and our communities, in accordance with – and in some cases in advance of – direction from state and local government authorities, we limited access to our facilities and a significant percentage of our personnel worked remotely. In the event that governmental authorities were to establish any form of similar workplace restrictions, our employees conducting research and development activities may not be able to access our laboratory space or access may be limited, and our research and development activities may be significantly limited or curtailed, possibly for an extended period of time. These research and development activities could include completing Investigational New Drug (IND)/Clinical Trial Application (CTA)-enabling studies, our ability to select future development candidates, and initiation of additional clinical trials for our development programs. Having a significant portion of our employees work from home can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
•Our sales and marketing activities, including our interactions with healthcare professionals, were limited and made more difficult by government or employer imposed work from home orders and travel and workplace visitor restrictions resulting from measures to address the COVID-19 pandemic, as well as employee-initiated remote work and travel limitations resulting from, among other things, the spread of the COVID-19 variants. In addition, demand for our products was affected by decreases in new patients, which we believe resulted in large part from decreases in patient visits to healthcare professionals and prioritization of hospital resources for the COVID-19 pandemic, resulting in decreases in disease screening and diagnosis. A future public epidemic or pandemic could have similar effects on our operations.
•Our clinical trials were affected by delays in site initiation, patient screening, patient enrollment, and monitoring and data collection as a result of prioritization of hospital resources for the COVID-19 pandemic, difficulty in recruiting and retaining healthcare providers and staff due to their diversion toward treating COVID-19 patients, the potential unwillingness of patients to enroll or continue in clinical trials for fear of exposure to COVID-19 at sites, and the inability to access sites for initiation and monitoring. Also, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the COVID-19 pandemic affected their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. A future public health epidemic or pandemic could have similar effects.
•Regulatory agencies globally experienced disruptions in their operations as a result of the COVID-19 pandemic and could experience similar disruptions with a future public health epidemic or pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials as a result of any future public health epidemic or pandemic and, as a result, review, inspection, and other timelines may be materially delayed. Our drug candidate application reviews and potential approvals could be impacted or delayed by these disruptions, if they occur.

•A public health epidemic or pandemic and measures taken to limit the spread of the outbreak, especially if prolonged, could also disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products and product candidates, which could adversely affect our revenues and clinical trial timelines. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of a public health epidemic or pandemic on any or all of these countries is uncertain and unpredictable and potential disruption is possible. In addition, our third-party manufacturers might experience capacity constraints and delays in producing materials for our drug products and product candidates if they are required, under the U.S. Defense Production Act or similar governmental mandates, to prioritize production of raw materials, supplies, drugs or vaccines to address a public health epidemic or pandemic.
•Any deterioration of worldwide credit and financial markets could result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and interruptions and delays in our ability to collect, or potential losses on, our accounts receivable.
Our collaborators could be affected by similar factors as those that have or could affect our business. The ultimate impact of a public health epidemic or pandemic is highly uncertain, but the potential impacts or delays on our or our collaborators’ businesses, our revenues, including milestone and royalty revenues from our collaborators, our and our collaborators’ clinical trials, healthcare systems or the global economy as a whole could have a material adverse impact on our business, results of operations, and financial condition.
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
We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products. Any such recall could also harm our sales efforts and our reputation. To the extent our supply chain involves parties in China or materials originating in areas of China that are or could be affected by disease outbreaks such as the COVID-19 pandemic or geopolitical events such as the Russian invasion of Ukraine, we could see disruptions to our supply chain. Currently, our supply chain for our drug products and product candidates depends on operations by us and by other companies in multiple countries around the world, and the effects of public health pandemics, natural disasters, or geopolitical events on any or all of these countries is uncertain and unpredictable and potential disruption is possible. And, for JAKAFI, while our strategy is to maintain a 24 months stock of API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.
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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, in June 2016, we completed the acquisition of the European operations of ARIAD. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
•unanticipated costs, delays or other operational or financial problems related to integrating the products, product candidates, technologies, business operations, systems, controls and personnel of an acquired company or asset with our company;
•failure to successfully develop and commercialize acquired products, product candidates or technologies or to achieve other strategic objectives;
•delays or inability to progress preclinical programs into clinical development or unfavorable data from clinical trials evaluating acquired or licensed products or product candidates;
•disruption of our ongoing business and diversion of our management’s and employees’ attention from ongoing development of our existing business and other opportunities and challenges;
•inability to achieve planned synergies or cost savings;
•the potential loss of key employees of an acquired company;
•entry into markets in which we have no or limited direct prior experience or where competitors in such markets have stronger market positions;
•uncertainties in our ability to maintain key business relationships of business we acquire;
•exposure to unknown or contingent liabilities or the incurrence of unanticipated expenses, including those with respect to intellectual property, pre-clinical or clinical data, safety, compliance or internal controls, and including as a result of the failure of the due diligence processes to identify significant problems, liabilities or challenges of an acquired company or asset; and
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the strategic transaction, including claims from terminated employees, customers, former equity holders or other third parties.
As a result of these or other problems and risks, businesses, products or technologies we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated, within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities., and we may be unable to effectively advance our business strategy through strategic transactions, which could impair our ability to grow or obtain access to products or technology that could be important to the development of our business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in each of the fiscal quarters in 2022 we recorded unrealized losses related to our investments in our collaboration partners, and we may in experience additional losses related to our investments in future period. In addition, if we choose to issue equity securities as consideration for any acquisition, dilution to our stockholders could result.

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
•public health risks and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.
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
Due to historical net losses, we had an accumulated deficit of $212 million as of June 30, 2023. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.
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
We derived a substantial portion of our revenues for the year ended December 31, 2022 and the three and six months ended June 30, 2023 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.
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
Item 5. Other Information
(a) On July 27, 2023, the Board of Directors of the Company amended the Company’s bylaws, effective as of such date (as so amended, the “Bylaws”). The amendments reflected in the Bylaws:
•implement, update and enhance the procedure and information requirements for the nominations of person for election to the Company’s Board of Directors and the proposal of business to be considered by stockholders, including to address matters relating to the new universal proxy rules set forth in Rule 14a-19 under the Securities Exchange Act of 1934;
•implement certain revisions to reflect recent amendments to the Delaware General Corporation Law (the “DGCL”), including to clarify certain procedures relating to stockholder meetings;
•adopt exclusive forum provisions designating (i) the Court of Chancery of the State of Delaware as the exclusive forum for derivative actions, actions asserting claims of breach of a fiduciary duty by directors, officers or employees, claims based on the DGCL or the Company’s certificate of incorporation or bylaws, and claims governed by the internal affairs doctrine and (ii) the federal district courts of the United States as the exclusive forum for all claims arising under the Securities Act of 1933; and
•incorporate certain other administrative, modernizing, clarifying and conforming changes.
The foregoing description of the amendment to the Bylaws is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) During the three months ended June 30, 2023, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Steven Stein, our Executive Vice President and Chief Medical Officer, adopted a trading plan on June 5, 2023 providing for the sale of up to an aggregate of 29,154 shares of our common stock until June 5, 2024.
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1*	Bylaws of the Company, as amended as of July 27, 2023.

10.1#*	Offer of Employment Letter, dated April 21, 2023, from the Company to Pablo J. Cagnoni, M.D.

10.2#	Form of Employment Agreement between the Company and Pablo J. Cagnoni, M.D. (effective June 7, 2023) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.3*
Amendment No. 1, dated as of May 10, 2023, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021 among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

INCYTE CORPORATION

Dated: August 1, 2023	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2023	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)