Form 10-Q
period 2023-09-30
INCYTE CORP
filed 2023-10-31
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 224,109,238 as of October 24, 2023.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	September 30, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,227,230	$2,951,422
Marketable securities—available-for-sale (amortized cost $290,583 and $292,580 as of September 30, 2023 and December 31, 2022, respectively; allowance for credit losses $0 as of September 30, 2023 and December 31, 2022)	289,223	287,543
Accounts receivable	657,263	644,879
Inventory	57,200	41,995
Prepaid expenses and other current assets	171,749	167,011
Total current assets	4,402,665	4,092,850

Restricted cash	1,717	1,698
Long term investments	153,663	133,676
Inventory	142,086	78,964
Property and equipment, net	733,046	739,310
Finance lease right-of-use assets, net	24,880	26,298
Other intangible assets, net	129,249	129,219
Goodwill	155,593	155,593
Deferred income tax asset	564,385	457,941
Other assets, net	80,955	25,435
Total assets	$6,388,239	$5,840,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,411	$277,546
Accrued compensation	124,783	138,761
Accrued and other current liabilities	820,607	701,053
Finance lease liabilities	3,064	3,179
Acquisition-related contingent consideration	36,815	36,538
Total current liabilities	1,124,680	1,157,077

Acquisition-related contingent consideration	170,185	184,462
Finance lease liabilities	28,859	30,083
Other liabilities	133,068	99,243
Total liabilities	1,456,792	1,470,865

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 224,101,839 and 222,746,719 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	224	223
Additional paid-in capital	4,949,023	4,792,041
Accumulated other comprehensive income	22,894	15,069
Accumulated deficit	(40,694)	(437,214)
Total stockholders’ equity	4,931,447	4,370,119
Total liabilities and stockholders’ equity	$6,388,239	$5,840,984
*The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenues, net	$783,197	$713,010	$2,303,439	$1,982,682
Product royalty revenues	130,828	110,293	373,869	350,253
Milestone and contract revenues	5,000	—	5,000	135,000
Total revenues	919,025	823,303	2,682,308	2,467,935

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	60,091	54,584	185,239	147,834
Research and development	375,709	384,007	1,183,100	1,084,576
Selling, general and administrative	267,893	266,460	867,428	729,321
(Gain) loss on change in fair value of acquisition-related contingent consideration	(426)	(21,893)	14,144	(12,198)
Loss and (profit) sharing under collaboration agreements	1,053	1,769	(858)	9,055
Total costs and expenses	704,320	684,927	2,249,053	1,958,588

Income from operations	214,705	138,376	433,255	509,347
Interest income and other, net	46,371	11,513	121,912	13,295
Interest expense	(623)	(641)	(1,747)	(1,999)
Unrealized (loss) gain on long term investments	(26,654)	(660)	9,839	(72,142)
Income before provision for income taxes	233,799	148,588	563,259	448,501
Provision for income taxes	62,530	35,813	166,739	136,302
Net income	$171,269	$112,775	$396,520	$312,199

Net income per share:
Basic	$0.76	$0.51	$1.77	$1.41
Diluted	$0.76	$0.50	$1.76	$1.40

Shares used in computing net income per share:
Basic	224,078	222,415	223,428	221,801
Diluted	226,167	224,175	225,756	223,626
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$171,269	$112,775	$396,520	$312,199

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,855)	(2,513)	3,594	(5,132)
Unrealized gain (loss) on marketable securities, net of tax	768	(1,135)	3,677	(5,322)
Defined benefit pension gain, net of tax	175	282	554	846
Other comprehensive (loss) income	(3,912)	(3,366)	7,825	(9,608)

Comprehensive income	$167,357	$109,409	$404,345	$302,591
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balance at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568
Issuance of 59,093 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 216,168 shares of Common Stock under the ESPP	—	13,704	—	—	13,704
Issuance of 1,282 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	54,928	—	—	54,928
Other comprehensive income	—	—	5,864	—	5,864
Net income	—	—	—	203,548	203,548
Balances at June 30, 2023	$223	$4,925,626	$26,806	$(211,963)	$4,740,692
Issuance of 762,231 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	(24,682)	—	—	(24,681)
Issuance of 1,278 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	47,999	—	—	47,999
Other comprehensive loss	—	—	(3,912)	—	(3,912)
Net income	—	—	—	171,269	171,269
Balances at September 30, 2023	$224	$4,949,023	$22,894	$(40,694)	$4,931,447

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2022	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 323,582 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	14,237	—	—	14,237
Issuance of 1,535 shares of Common Stock for services rendered	—	112	—	—	112
Stock compensation	—	44,320	—	—	44,320
Other comprehensive loss	—	—	(3,593)	—	(3,593)
Net income	—	—	—	37,992	37,992
Balances at March 31, 2022	$221	$4,625,780	$(23,047)	$(739,882)	$3,863,072
Issuance of 274,693 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 189,684 shares of Common Stock under the ESPP	1	16,600	—	—	16,601
Issuance of 1,469 shares of Common Stock for services rendered	—	109	—	—	109
Stock compensation	—	46,496	—	—	46,496
Other comprehensive loss	—	—	(2,649)	—	(2,649)
Net income	—	—	—	161,432	161,432
Balances at June 30, 2022	$222	$4,688,985	$(25,696)	$(578,450)	$4,085,061
Issuance of 578,106 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(13,572)	—	—	(13,572)
Issuance of 1,337 shares of Common Stock for services rendered	—	94	—	—	94
Stock compensation	—	45,659	—	—	45,659
Other comprehensive loss	—	—	(3,366)	—	(3,366)
Net income	—	—	—	112,775	112,775
Balances at September 30, 2022	$222	$4,721,166	$(29,062)	$(465,675)	$4,226,651
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$396,520	$312,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,898	49,637
Stock-based compensation	155,899	135,741
Deferred income taxes	(92,919)	40,432
Other, net	(543)	15,097
Unrealized (gain) loss on long term investments	(9,839)	72,142
Loss (gain) on change in fair value of acquisition-related contingent consideration	14,144	(12,198)
Changes in operating assets and liabilities:
Accounts receivable	(12,384)	(1,888)
Prepaid expenses and other assets	(62,081)	(40,016)
Inventory	(77,193)	(48,316)
Accounts payable	(138,135)	(8,935)
Accrued and other liabilities	114,391	172,384
Net cash provided by operating activities	348,758	686,279
Cash flows from investing activities:
Purchase of long term investments	(10,000)	—
Sale of long term investments	45	—
Capital expenditures	(30,219)	(56,560)
Payments for intangible assets	(15,000)	—
Purchases of marketable securities	(222,228)	(59,058)
Sale and maturities of marketable securities	224,225	57,988
Net cash used in investing activities	(53,177)	(57,630)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	28,319	42,989
Tax withholdings related to restricted and performance share vesting	(28,061)	(25,724)
Payment of finance lease liabilities	(2,523)	(2,106)
Payment of contingent consideration	(18,114)	(13,473)
Net cash (used in) provided by financing activities	(20,379)	1,686
Effect of exchange rates on cash, cash equivalents, restricted cash and investments	625	2,728
Net increase in cash, cash equivalents, restricted cash and investments	275,827	633,063
Cash, cash equivalents, restricted cash and investments at beginning of period	2,953,120	2,059,160
Cash, cash equivalents, restricted cash and investments at end of period	$3,228,947	$2,692,223
Supplemental Schedule of Cash Flow Information
Income taxes paid	$253,180	$116,537
Unpaid purchases of property and equipment	$11	$8,836
Leased assets obtained in exchange for new operating lease liabilities	$5,275	$3,650
Leased assets obtained in exchange for new finance lease liabilities	$1,176	$1,448
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from our audited consolidated financial statements.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
JAKAFI revenues, net	$636,252	$619,595	$1,898,605	$1,761,732
OPZELURA revenues, net	91,836	38,140	228,621	67,454
ICLUSIG revenues, net	27,721	25,929	84,493	78,222
PEMAZYRE revenues, net	18,942	23,414	62,989	60,429
MINJUVI revenues, net	8,348	5,932	28,063	14,845
ZYNYZ revenues, net	98	—	668	—
Total product revenues, net	783,197	713,010	2,303,439	1,982,682
JAKAVI product royalty revenues	96,551	85,808	263,691	240,386
OLUMIANT product royalty revenues	29,615	20,371	95,779	98,689
TABRECTA product royalty revenues	4,139	4,114	13,115	11,178
PEMAZYRE product royalty revenues	523	—	1,284	—
Total product royalty revenues	130,828	110,293	373,869	350,253
Milestone and contract revenues	5,000	—	5,000	135,000
Total revenues	$919,025	$823,303	$2,682,308	$2,467,935
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
September 30, 2023
Debt securities (government)	$290,583	$(1,360)	$289,223

December 31, 2022
Debt securities (government)	$292,580	$(5,037)	$287,543
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of September 30, 2023 and December 31, 2022, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At September 30, 2023 and December 31, 2022, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2023.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023
Cash and cash equivalents	$3,227,230	$—	$—	$3,227,230
Debt securities (government)	—	289,223	—	289,223
Long term investments (Note 7)	153,663	—	—	153,663
Total assets	$3,380,893	$289,223	$—	$3,670,116

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$2,951,422	$—	$—	$2,951,422
Debt securities (government)	—	287,543	—	287,543
Long term investments (Note 7)	133,676	—	—	133,676
Total assets	$3,085,098	$287,543	$—	$3,372,641

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023
Acquisition-related contingent consideration	$—	$—	$207,000	$207,000
Total liabilities	$—	$—	$207,000	$207,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Acquisition-related contingent consideration	$—	$—	$221,000	$221,000
Total liabilities	$—	$—	$221,000	$221,000
The following is a rollforward of our Level 3 liabilities (in thousands):

2023
Balance at January 1,	$221,000
Contingent consideration earned during the period but not yet paid	(10,684)
Payments made during the period	(17,460)
Change in fair value of contingent consideration	14,144
Balance at September 30,	$207,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2023 and December 31, 2022 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2023 was due primarily to the changes in foreign currency exchange rates included within the updated projections of future net revenues of ICLUSIG and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2023 and December 31, 2022, contingent consideration earned but not yet paid was $10.7 million and $9.3 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 21% and 20% of the accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

In November 2011, we began commercialization and distribution of JAKAFI, in April 2020, we began commercialization and distribution of PEMAZYRE, and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI, PEMAZYRE and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer A	17%	19%	17%	19%
Customer B	10%	10%	10%	11%
Customer C	17%	18%	18%	18%
Customer D	8%	9%	9%	10%
Customer E	12%	14%	11%	14%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in aggregate, 33% and 41% of the accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of September 30, 2023 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of September 30, 2023 and December 31, 2022, we had no allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$22,006	$31,874
Work-in-process	140,370	54,455
Finished goods	36,910	34,630
Total inventory	$199,286	$120,959
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2023, $57.2 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2023, $142.1 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At September 30, 2023, inventory with approximately $36.7 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 12 to 18 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we are eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through September 30, 2023, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
In September 2023, we recognized a $5.0 million regulatory milestone for the regulatory approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) for the GVHD indication of JAKAVI (ruxolitinib).
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and nine months ended September 30, 2023, such royalties on net sales within the United States totaled $31.1 million and $88.0 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, such royalties on net sales within the United States totaled $30.3 million and $81.3 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, $341.5 million and $253.5 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
Milestone and contract revenue under the Novartis agreement was $5.0 million for both the three and nine months ended September 30, 2023. We had no milestone and contract revenue under the Novartis agreement for the three months ended September 30, 2022, and we had $60.0 million for the nine months ended September 30, 2022. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2023 was $96.6 million and $263.7 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2022 was $85.8 million and $240.4 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2023 was $4.1 million and $13.1 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2022 was $4.1 million and $11.2 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through September 30, 2023, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
We had no milestone and contract revenue under the Lilly agreement for the three and nine months ended September 30, 2023. We had no milestone and contract revenue under the Lilly agreement for the three months ended September 30, 2022, and we had $70.0 million for the nine months ended September 30, 2022. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2023 was $29.6 million and $95.8 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2022 was $20.4 million and $98.7 million, respectively.
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
Since the inception of the agreement through September 30, 2023, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of September 30, 2023, we held an investment of approximately 12.1 million shares of Agenus Inc. common stock. The fair market value of our long term investment in Agenus Inc. at September 30, 2023 and December 31, 2022 was $13.6 million and $29.0 million, respectively. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $5.6 million and $15.3 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $1.3 million and an unrealized loss of $14.1 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
During May 2023, Agenus Inc. distributed a dividend of shares it owned of its publicly traded subsidiary MiNK Therapeutics' ("MiNK") common stock to shareholders who held Agenus Inc. shares. As a result, we acquired approximately 0.2 million shares of MiNK common stock. The fair market value of our long term investment in MiNK at September 30, 2023 was $0.2 million. During the three and nine months ended September 30, 2023, we recorded an unrealized loss of $0.2 million and a nominal unrealized gain, respectively, based on the change in fair value of MiNK’s common stock during the period.

Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
In January 2023, we paid Merus a milestone of $2.5 million, which was recorded as research and development expense in our condensed consolidated statements of operations during the three months ended March 31, 2023. In August 2023, we paid Merus a milestone of $2.5 million, which was recorded as research and development expense in our condensed consolidated statements of operations during the three months ended September 30, 2023. Since the inception of the agreement through September 30, 2023, we have paid and expensed Merus milestones totaling $8.0 million.
During August 2023, we purchased approximately 0.5 million shares of Merus’ common shares for an aggregate purchase price of $10.0 million in cash. As of September 30, 2023, we held an investment of approximately 4.0 million common shares. The fair market value of our total long term investment in Merus at September 30, 2023 and December 31, 2022 was $94.4 million and $54.9 million, respectively. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $9.1 million and an unrealized gain of $29.5 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $9.3 million and $41.8 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million, which was previously recorded as research and development expense in our condensed consolidated statements of operations in the third quarter of 2022. In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of September 30, 2023, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.
Since the inception of the agreement through September 30, 2023, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. After the amendment and subsequent payments, MacroGenics will be eligible to receive up to an additional $320.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three and nine months ended September 30, 2023 also included $12.9 million and $42.8 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2022 also included $41.6 million and $69.9 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At September 30, 2023 and December 31, 2022, a total of $0.8 million and $2.9 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

Syros
In January 2018, we entered into a Target Discovery, Research Collaboration and Option Agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros would use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we had received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets. In August 2023, we terminated the Target Discovery, Research Collaboration and Option Agreement with Syros, effective as of October 10, 2023.
As of September 30, 2023, we held an investment of approximately 0.1 million shares of Syros common stock. The fair market value of our long term investment in Syros as of September 30, 2023 and December 31, 2022 was $0.4 million and $0.3 million, respectively. For the three and nine months ended September 30, 2023, we recorded a unrealized gain of $0.1 million and a nominal unrealized gain, respectively, based on the change in fair value of Syros’ common stock during the respective periods. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $0.3 million and $2.5 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
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
MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. Since the inception of the agreement through September 30, 2023, we have paid MorphoSys milestones totaling $2.5 million, all of which have previously been recorded as research and development expenses.
As of September 30, 2023, we held an investment of approximately 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG. The fair market value of our long term investment in MorphoSys AG as of September 30, 2023 and December 31, 2022 was $24.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $2.7 million and an unrealized gain of $11.4 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $0.8 million and an unrealized loss of $15.9 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.

Our 50% share of the United States loss or profit for the commercialization of tafasitamab for the three and nine months ended September 30, 2023 was a loss of $1.1 million and profit of $0.9 million, respectively, and is recorded as loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations. Our 50% share of the United States loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2022 was $1.8 million and $9.1 million, respectively, and is recorded as loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the three and nine months ended September 30, 2023, includes $13.0 million and $58.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and nine months ended September 30, 2022, includes $21.9 million and $70.4 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At September 30, 2023 and December 31, 2022, $12.4 million and $28.5 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the agreement.
Syndax
In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”). The agreement became effective in December 2021. Axatilimab, which is currently in clinical development, is a monoclonal antibody that blocks the colony stimulating factor-1 (CSF-1) receptor. Syndax obtained exclusive worldwide development and commercialization rights to axatilimab under a June 2016 license agreement with UCB Biopharma Sprl.
Under the terms of our agreement with Syndax, we received exclusive commercialization rights to axatilimab outside of the United States, and share commercialization rights in the United States. We are responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan.
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
As of September 30, 2023, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of September 30, 2023 and December 31, 2022 was $20.6 million and $36.2 million. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $9.2 million and $15.6 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and nine months ended September 30, 2022, we recorded an unrealized gain of $6.8 million and $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and nine months ended September 30, 2023, includes $5.1 million and $16.9 million, respectively, related to our 55% share of the co-development costs for axatilimab. At September 30, 2023, $7.3 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.

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
Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Office equipment	$23,235	$22,734
Laboratory equipment	205,466	192,141
Computer equipment	142,888	92,115
Land	10,484	10,429
Building and leasehold improvements	568,733	564,170
Operating lease right-of-use assets	21,938	23,311
Construction in progress	13,567	47,224
	986,311	952,124
Less accumulated depreciation and amortization	(253,265)	(212,814)
Property and equipment, net	$733,046	$739,310
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Royalties	$354,947	$263,466
Clinical related costs	100,282	130,570
Sales allowances	231,885	192,133
Sales and marketing	36,697	31,149
Construction in progress	11	3,493
Operating lease liabilities	6,181	8,195
Other current liabilities	90,604	72,047
Total accrued and other current liabilities	$820,607	$701,053

Note 10. Stock Compensation
We recorded $48.0 million and $155.9 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. We recorded $45.4 million and $135.7 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $26.9 million, $90.7 million, $25.8 million and $80.2 million for the three and nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $20.3 million, $62.8 million, $18.9 million and $53.5 million for the three and nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.8 million, $2.4 million, $0.7 million and $2.0 million, respectively, for the three and nine months ended September 30, 2023 and 2022.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Average risk-free interest rates	4.17%	2.90%	3.95%	2.03%	5.03%	4.22%	4.50%	3.44%
Average expected life (in years)	5.16	5.17	5.05	4.88	0.50	0.50	0.50	0.50
Volatility	32%	35%	32%	36%	24%	31%	22%	27%
Weighted-average fair value (in dollars)	$22.32	$27.57	$24.68	$25.96	$15.36	$16.46	$14.72	$15.38
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
Option activity under our 2010 Stock Incentive Plan (the “2010 Stock Plan”) was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2022	12,650,359	$87.25
Options granted	1,324,295	$70.76
Options exercised	(231,417)	$67.05
Options cancelled	(950,614)	$91.40
Balance at September 30, 2023	12,792,623	$85.60
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2022	5,187,592	$81.24
RSUs granted	3,510,406	$65.41
PSUs granted	300,512	$61.76
RSUs released	(1,236,318)	$83.57
PSUs released	(108,712)	$102.44
RSUs cancelled	(303,726)	$77.97
PSUs cancelled	(52,392)	$72.47
Balance at September 30, 2023	7,297,362	$72.31
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and nine months ended September 30, 2023 we recorded $4.2 million and $13.4 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022 we recorded $3.2 million and $5.1 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2022	5,056,370
Additional authorization	12,500,000
Options, RSUs and PSUs granted	(8,946,489)
Options, RSUs and PSUs cancelled	1,662,566
Balance at September 30, 2023	10,272,447
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2023, was $37.1 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2023, was $278.1 million, which is expected to be recognized over the weighted average period of approximately 2.0 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2023, was $24.1 million, which is expected to be recognized over the weighted average period of 2.1 years, should the underlying performance conditions be deemed probable of achievement.
Note 11. Income Taxes
For the three and nine months ended September 30, 2023 and 2022, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before provision for income taxes	$233,799	$148,588	$563,259	$448,501
Provision for income taxes	62,530	35,813	166,739	136,302

Effective tax rate	26.7%	24.1%	29.6%	30.4%
Our effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets offset to a lesser extent by tax rate benefits associated with research and development and orphan drug tax credit generations and foreign derived intangible income deductions.
The effective tax rate for the three months ended September 30, 2023 increased as compared to the prior year period primarily due to an increase in foreign losses with no associated tax benefit. The effective tax rate for the nine months ended September 30, 2023 decreased as compared to the prior year period primarily due to greater tax benefits recognized in 2023 associated with research and development and orphan drug tax credit generations, partially offset by a decrease in the tax benefit associated with foreign derived intangible income.
The balance of our unrecognized tax benefits (including penalties and interest) decreased by $2.1 million during the nine months ended September 30, 2023. This movement was primarily driven by reductions related to prior period tax positions of $10.1 million, offset by additions to current and prior period tax positions of $5.3 million, as well as $2.7 million of interest and penalties. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We do not expect the IRA's tax provisions to have a material impact on our consolidated financial statements.

Note 12. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income	$171,269	$112,775	$396,520	$312,199

Weighted average common shares outstanding	224,078	222,415	223,428	221,801

Basic net income per share	$0.76	$0.51	$1.77	$1.41

Diluted net income	$171,269	$112,775	$396,520	$312,199

Weighted average common shares outstanding	224,078	222,415	223,428	221,801
Dilutive stock options and awards	2,089	1,760	2,328	1,825
Weighted average shares used to compute diluted net income per share	226,167	224,175	225,756	223,626

Diluted net income per share	$0.76	$0.50	$1.76	$1.40
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options and awards	12,997,146	11,150,022	11,964,901	10,979,096
Note 13. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2023 was $5.0 million and $14.6 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2022 was $5.1 million and $14.7 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$1,999	$2,376	$5,820	$7,336
Interest cost	1,060	61	1,721	187
Expected return on plan assets	(2,017)	(1,008)	(4,293)	(3,114)
Amortization of prior service cost	175	193	554	580
Amortization of actuarial losses	—	89	—	266
Net periodic benefit cost	$1,217	$1,711	$3,802	$5,255
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would be a violation of CMS’s statutory authority and that it would be arbitrary and capricious to treat OPZELURA which, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2023, we have accrued approximately $42.9 million within accrued and other current liabilities on the condensed consolidated balance sheet. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2023 is approximately 6.6%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States. Refer to Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 previously filed with the SEC.
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

In September 2023, we were notified by the Centers for Medicare and Medicaid Services (CMS) that ruxolitinib phosphate qualified for the Small Biotech Exception for initial price applicability year 2026.
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
In October 2023, new results of a pooled analysis of long-term extension (LTE) data from the pivotal Phase 3 TRuE-V program assessing Opzelura cream 1.5% in patients 12 years of age and older with nonsegmental vitiligo who previously experienced limited or no response to treatment at Week 24 were presented at the European Academy of Dermatology and Venereology (EADV) Congress 2023 as a late-breaking oral presentation. These results showed patients who initially experienced limited or no facial or total body repigmentation at six months achieved improved repigmentation after continued treatment with Opzelura for up to two years.
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

In July 2023, we announced that the Phase III trial (TRuE-AD3) evaluating ruxolitinib cream in pediatric AD patients (age >2 and <12) had met its primary endpoint. The study showed significantly more patients treated with ruxolitinib cream 0.75% and 1.5% achieved Investigator's Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control. In October 2023, the expanded results from the pivotal Phase 3 TRuE-AD3 were presented at EADV. Significantly more patients treated with ruxolitinib cream (0.75% and 1.5%) achieved Investigator’s Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control (non-medicated cream).
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
In July 2023, we initiated two Phase II trials evaluating povorcitinib in patients with moderate to severe uncontrolled asthma and in chronic spontaneous urticaria. In October 2023, positive 52-week data from a Phase IIb clinical trial evaluating the safety and efficacy of povorcitinib in adult patients with extensive nonsegmental vitiligo were presented at EADV as a late-breaking oral presentation. Results showed that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation across all treatment groups at Week 52 and further reinforces the efficacy profile and potential of povorcitinib as an oral treatment for patients with extensive nonsegmental vitiligo. Additionally, we announced in October 2023 that the Phase II, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with prurigo nodularis (PN) met its primary endpoint. A Phase III study in PN is being planned.
Earlier-Stage Development Programs in Dermatology
INCA034460
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. INCA034460 is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive tissue resident memory T cells (TRM) that has demonstrated efficacy as a treatment for vitiligo in preclinical models. In July 2023, INCA034460 received IND clearance and in October 2023, we announced the first patient was dosed.

Indication and status
ruxolitinib cream[1] (JAK1/JAK2)	Atopic dermatitis: Phase III pediatric study (TRuE-AD3)
Vitiligo: Phase III (TRuE-V1, TRuE-V2); approved in the U.S. and Europe
Lichen planus: Phase II
Lichen sclerosus: Phase II
Hidradenitis suppurativa: Phase II
Prurigo nodularis: Phase III (TRuE-PN1, TRuE-PN2)
ruxolitinib cream + NB-UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase II
povorcitinib (JAK1)	Hidradenitis suppurativa: Phase IIb; Phase III (STOP-HS1, STOP-HS2) Vitiligo: Phase II; Phase III planned Prurigo nodularis: Phase II Asthma: Phase II Chronic spontaneous urticaria: Phase II
INCA034460 (anti-IL-15Rβ)	Vitiligo: Phase I initiated
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
Ruxolitinib
Graft-versus-host disease. In March 2022, we and Novartis announced a positive opinion from the CHMP for ruxolitinib in acute and chronic GVHD, based on data from the Phase III REACH2 and REACH3 trials. GVHD is a life-threatening complication of stem cell transplants, with no established standard of care in Europe for patients who do not adequately respond to first-line steroid treatment. In May 2022, we and Novartis announced the EC approval of ruxolitinib as JAKAVI for the treatment of acute or chronic GVHD in patients aged 12 years and older who have inadequate response to corticosteroids or other systemic therapies. In August 2023, Novartis announced Jakavi was approved for use in graft-versus-host disease after hematopoietic stem cell transplant, in Japan.

Indication and status
baricitinib (Olumiant®) (JAK1/JAK2)[1]	Atopic dermatitis: approved in Europe and Japan Severe alopecia areata: approved in the United States, Europe and Japan
capmatinib (Tabrecta®) (MET)[2]	NSCLC (with MET exon 14 skipping mutations): approved in the United States, Europe and Japan
ruxolitinib (Jakavi®) (JAK1/JAK2)[3]	Acute and chronic GVHD: approved in Europe and Japan
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
Syros
In January 2018, we entered into a Target Discovery, Research Collaboration and Option Agreement with Syros Pharmaceuticals, Inc. Under this agreement, Syros would use its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we had received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets. In August 2023, we terminated the Target Discovery, Research Collaboration and Option Agreement with Syros, effective as of October 10, 2023.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2023.
Recent Accounting Pronouncements
There were no new accounting pronouncements issued nor adopted since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our condensed consolidated financial statements.

Results of Operations
We recorded net income of $171.3 million and basic and diluted net income per share of $0.76 for the three months ended September 30, 2023, as compared to net income of $112.8 million and basic net income per share of $0.51 and diluted net income per share of $0.50 in the corresponding period in 2022. We recorded net income of $396.5 million and basic net income per share of $1.77 and diluted net income per share of $1.76 for the nine months ended September 30, 2023, as compared to net income of $312.2 million and basic net income per share of $1.41 and diluted net income per share of $1.40 in the corresponding period in 2022.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
JAKAFI revenues, net	$636.3	$619.6	$1,898.6	$1,761.7
OPZELURA revenues, net	91.8	38.1	228.6	67.5
ICLUSIG revenues, net	27.7	25.9	84.5	78.2
PEMAZYRE revenues, net	19.0	23.5	63.0	60.4
MINJUVI revenues, net	8.3	5.9	28.0	14.8
ZYNYZ revenues, net	0.1	—	0.7	—
Total product revenues, net	783.2	713.0	2,303.4	1,982.6
JAKAVI product royalty revenues	96.6	85.8	263.7	240.4
OLUMIANT product royalty revenues	29.6	20.4	95.8	98.7
TABRECTA product royalty revenues	4.1	4.1	13.1	11.2
PEMAZYRE product royalty revenues	0.5	—	1.3	—
Total product royalty revenues	130.8	110.3	373.9	350.3
Milestone and contract revenues	5.0	—	5.0	135.0
Total revenues	$919.0	$823.3	$2,682.3	$2,467.9
The increase in JAKAFI product revenues for the three months ended September 30, 2023 as compared to the corresponding period in 2022 was comprised of a volume increase of $16.1 million and a price increase of $0.6 million. The increase in JAKAFI net product revenues for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 was comprised of a volume increase of $98.8 million and a price increase of $38.1 million. The JAKAFI net product revenues increase was primarily driven by growth in patient demand and was partially offset by a decrease in inventory. The increase in OPZELURA net product revenues for the three and nine months ended September 30, 2023 was driven by increased patient demand and expanded coverage. The increase in MINJUVI net product revenues for the nine months ended September 30, 2023 was driven by the recognition during the second quarter of 2023 of approximately $6.0 million of previously deferred MINJUVI revenue related to the Early Access Program in France, which ended in June 2023.
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
Our milestone and contract revenues for the three and nine months ended September 30, 2023, were derived from a regulatory milestone of $5.0 million under the Novartis collaboration and license agreement. Our milestone and contract revenues for the nine months ended September 30, 2022, were derived from total regulatory milestones of $60.0 million under the Novartis collaboration and license agreement, regulatory milestones of $70.0 million under the license, development and commercialization agreement with Lilly, and a $5.0 million regulatory milestone under the Innovent research collaboration and licensing agreement.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Nine Months Ended September 30, 2023	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2023	$25,316	$148,465	$25,580	$6,366	$205,727
Allowances for current period sales	96,334	719,728	106,372	9,289	931,723
Allowances for prior period sales	(761)	4,692	3,314	3,268	10,513
Credits/payments for current period sales	(79,480)	(588,541)	(106,797)	—	(774,818)
Credits/payments for prior period sales	(22,083)	(87,127)	(17,073)	(8,477)	(134,760)
Balance at September 30, 2023	$19,326	$197,217	$11,396	$10,446	$238,385
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would be a violation of CMS’s statutory authority and that it would be arbitrary and capricious to treat OPZELURA which, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2023, we have accrued approximately $42.9 million within accrued and other current liabilities on the condensed consolidated balance sheet. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2023 is approximately 6.6%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. JAKAVI product royalty revenues for the three months ended September 30, 2023 as compared to the corresponding period in 2022 were impacted by favorable changes in foreign currency exchange rates, and were impacted by unfavorable changes in foreign currency exchange rates for the nine months ended September 30, 2023. OLUMIANT product royalty revenues for the three and nine months ended September 30, 2023 as compared to the corresponding period in 2022 were impacted by unfavorable changes in foreign currency exchange rates. In the third quarter of 2022, Olumiant royalties were impacted by a one-time deduction related to securing intellectual property rights. Product royalty revenues on commercial sales of PEMAZYRE by Innovent are based on net sales of licensed products in licensed territories as provided by Innovent.

Cost of Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Product costs	$17.0	$14.9	$63.8	$39.1
Salary and benefits related	3.7	2.4	9.4	6.9
Stock compensation	0.8	0.7	2.4	2.0
Royalty expense	32.9	31.3	92.8	83.7
Amortization of definite-lived intangible assets	5.7	5.3	16.8	16.1
Total cost of product revenues	$60.1	$54.6	$185.2	$147.8
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was primarily due to growth in net product revenues.
Operating Expenses
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Salary and benefits related	$96.8	$82.3	$295.8	$250.1
Stock compensation	26.9	25.8	90.7	80.2
Clinical research and outside services	225.6	242.9	676.8	650.7
Occupancy and all other costs	26.4	33.0	119.8	103.6
Total research and development expenses	$375.7	$384.0	$1,183.1	$1,084.6
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The decrease in clinical research and outside services expense for the three months ended September 30, 2023 as compared to the corresponding period in 2022 was primarily due to a decrease in one-time collaboration related expenses, and the increase in clinical research and outside services expense for the nine months ended September 30, 2023 as compared to the corresponding period in 2022, was due to continued investment in our late stage development assets, partially offset by a decrease in one-time collaboration related expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $3.0 million and $12.7 million, respectively, for the three and nine months ended September 30, 2023. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $33.5 million and $56.0 million, respectively, for the three and nine months ended September 30, 2022. Research and development expenses for the three and nine months ended September 30, 2023 and 2022 were net of $11.3 million, $37.0 million, $8.7 million and $43.3 million, respectively, of costs reimbursed by our collaborative partners.

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
Selling, general and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Salary and benefits related	$74.2	$64.3	$221.5	$197.0
Stock compensation	20.3	18.9	62.8	53.5
Other contract services and outside costs	173.4	183.3	583.1	478.8
Total selling, general and administrative expenses	$267.9	$266.5	$867.4	$729.3
The increase in salary and benefits related expense for the three and nine months ended September 30, 2023 as compared to the corresponding period in 2022 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, was primarily due to expenses related to promotional activities to support the launch of OPZELURA for the treatment of vitiligo.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2023 was a gain of $0.4 million and a loss of $14.1 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The gain on change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2022 was $21.9 million and $12.2 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2023 was due primarily to the changes in foreign currency exchange rates included within the updated projections of future net revenues of ICLUSIG and the passage of time. The change in fair value for the three and nine months ended September 30, 2022 was due primarily to the changes in foreign currency exchange rates included within the updated projections of future net revenues of ICLUSIG.
Loss and (profit) sharing under collaboration agreements
Under the collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys are both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the three and nine months ended September 30, 2023, our 50% share of the losses and profits for tafasitamab was a loss of $1.1 million and profit of $0.9 million, respectively, as recorded in loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, our 50% share of the losses for tafasitamab was $1.8 million and $9.1 million, respectively, as recorded in loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations.

Interest income and other, net. Interest income and other, net for the three and nine months ended September 30, 2023 was $46.4 million and $121.9 million, respectively. Interest income and other, net for the three and nine months ended September 30, 2022 was $11.5 million and $13.3 million, respectively. The increase in Interest income and other, net for the three and nine months ended September 30, 2023 primarily relates to an increase in interest earned on our cash equivalents and marketable securities.
Unrealized (loss) gain on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized (losses) gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Agenus	$(5.6)	$1.3	$(15.3)	$(14.1)
Calithera	—	—	(0.2)	(0.9)
Merus	(9.1)	(9.3)	29.5	(41.8)
MorphoSys	(2.7)	0.8	11.4	(15.9)
Syndax	(9.2)	6.8	(15.6)	3.1
Mink	(0.2)	—	—	—
Syros	0.1	(0.3)	—	(2.5)
Total unrealized (loss) gain on long term investments	$(26.7)	$(0.7)	$9.8	$(72.1)
Provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2023 was $62.5 million and $166.7 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 was $35.8 million and $136.3 million, respectively.
Our effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets offset to a lesser extent by tax rate benefits associated with research and development and orphan drug tax credit generations and foreign derived intangible income deductions. The effective tax rate for the three months ended September 30, 2023 increased as compared to that for the prior year period primarily due to an increase in foreign losses with no associated tax benefit. The effective tax rate for the nine months ended September 30, 2023 decreased as compared to that for the prior year period primarily due to greater tax benefits recognized in 2023 associated with research and development and orphan drug tax credit generations, partially offset by a decrease in the tax benefit associated with foreign derived intangible income.
Liquidity and Capital Resources
Due to historical net losses, we had an accumulated deficit of $40.7 million as of September 30, 2023. We have funded our research and development operations through cash received from customers, sales of equity securities, the issuance of convertible notes, and collaborative arrangements. At September 30, 2023, we had available cash, cash equivalents and marketable securities of $3.5 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts, and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $348.8 million and net cash provided by operating activities for the nine months ended September 30, 2022 was $686.3 million. The decrease in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $53.2 million for the nine months ended September 30, 2023, which represented purchases of marketable securities of $222.2 million, payments for intangible assets of $15.0 million, capital expenditures of $30.2 million, and purchases of long term investments of $10.0 million, offset in part by the sale and maturities of marketable securities of $224.2 million. Net cash used in investing activities was $57.6 million for the nine months ended September 30, 2022, which represented purchases of marketable securities of $59.1 million and capital expenditures of $56.6 million, offset in part by the sales and maturities of marketable securities of $58.0 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $20.4 million for the nine months ended September 30, 2023, and net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2022, respectively, primarily representing cash paid to ARIAD/Takeda for contingent consideration, offset in part by proceeds from the issuance of common stock under our stock plans.
In October 2019, we entered into an agreement with Wilmington Friends School Inc., to purchase property for $50.0 million, subject to certain closing conditions. As of September 30, 2023, these conditions had not been met, and we no longer expect the purchase to move forward. Accordingly, the related assets of approximately $5.6 million have been written off, as recorded on the condensed consolidated statements of operations in selling, general and administrative expenses.
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2023, marketable securities were $289.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2023, the decline in fair value would not be material.

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
Changes in internal control over financial reporting. In the second quarter of 2023, we began the implementation of a new enterprise resource planning system. This implementation was planned in phases to correspond with the needs of the Company. Due to this implementation, internal controls have changed in various functional areas within the Company. Management has taken steps so that the appropriate internal controls are designed and implemented as each functional area of the system is enacted. This system implementation was completed during the third quarter of 2023. Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2023, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
•pressure on healthcare budgets resulting from macroeconomic factors such as inflation, rising interest rates and the economic effects of geopolitical conflicts; and
•the increasing number of hospitals and other covered entities that are eligible to participate in the U.S. 340B drug pricing program, which requires drug manufacturers such as our company to sell drugs to those entities at discounted prices in order for those drugs to be covered by Medicaid.
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

Competitors for OPZELURA include existing over-the-counter topical treatments, prescription topical treatments, including generic versions, such as tacrolimus, pimecrolimus, topical steroids, and EUCRISA (crisaborole) from Pfizer Inc., as well as oral and injectable therapies such as prednisone and other oral steroids, injectable DUPIXENT (dupilimab) from Sanofi and Regeneron Pharmaceuticals, Inc., and oral CIBINQO (abrocitinib) from Pfizer Inc. and RINVOQ (upadacitinib) from AbbVie Inc. In September 2023, we received a notice letter regarding an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. The notice letter does not challenge ruxolitinib nor the ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. To date, to our knowledge, the FDA has taken no action with respect to this ANDA.
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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus Inc., MacroGenics, Inc., Merus N.V., MorphoSys, and Syndax Pharmaceuticals, Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in September 2022, we decided to terminate our collaboration with Calithera Biosciences, Inc. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, as we did in March 2020 in connection with the effectiveness of our collaboration agreement with MorphoSys, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.

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
We do not currently operate manufacturing facilities for clinical or commercial production of JAKAFI, PEMAZYRE, ICLUSIG, OPZELURA or for most of our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, active pharmaceutical ingredient, or API, and finished drug product. For MONJUVI/MINJUVI, our collaborator MorphoSys currently is responsible for sourcing and manufacturing MONJUVI for the US market, while we are responsible for the sourcing and manufacturing of MINJUVI for ex-US markets. We are also in the process of having our own bioplant manufacturing site in Switzerland registered for the MONJUVI/MINJUVI API manufacturing. For ZYNYZ, together with our collaborator MacroGenics, we are responsible for the sourcing and manufacturing of ZYNYZ. While continuing to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems such as these are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products. Any such recall could also harm our sales efforts and our reputation. Our suppliers, which operate in multiple countries around the world, could also experience disruptions in their operations resulting from various factors, including equipment malfunction or failure, regulatory requirements or actions, labor disputes or shortages, including from the effects of public health pandemics, cyberattacks, natural and other disasters, and wars or other geopolitical events. While our strategy is to maintain at a minimum 24 months stock of ruxolitinib phosphate API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or OPZELURA or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed.
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

As a result of these or other problems and risks, businesses, products or technologies we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated, within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities., and we may be unable to effectively advance our business strategy through strategic transactions, which could impair our ability to grow or obtain access to products or technology that could be important to the development of our business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in each of the fiscal quarters in 2022 we recorded unrealized losses related to our investments in our collaboration partners, and we may experience additional losses related to our investments in future period. In addition, if we choose to issue equity securities as consideration for any acquisition, dilution to our stockholders could result.
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
•general political and economic conditions in the countries in which we operate, including inflation, political or economic instability, terrorism and political unrest, geopolitical events such as the Russian invasion of Ukraine and the Israel-Hamas conflict, curtailment of trade and other business restrictions, and uncertainties associated with the implementation of the relationship between the United Kingdom and the European Union;
•public health risks, including epidemics and pandemics, and related effects on new patient starts, clinical trial activity, regulatory agency response times, supply chain, travel and employee health and availability; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws and regulations in other countries, such as the U.K. Anti-Bribery Act and the U.K. Criminal Finances Act, which may have similarly broad extraterritorial reach.

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
Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions. In addition, geopolitical and other events, such as the Russian invasion of Ukraine or the Israel-Hamas conflict, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. The occurrence of any of these business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses. We have engaged CROs to conduct clinical trials outside the United States, including a limited number of trials in Ukraine and Russia. We may not be able to complete any additional dosing or follow-up visits of patients in Ukraine and Russia who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine and Russia. Although the impact of Russia’s invasion is highly unpredictable, certain clinical trial activities have already been changed or suspended, and may continue to be changed, suspended or terminated, which could potentially increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.
RISKS RELATING TO OUR FINANCIAL RESULTS
We may incur losses in the future, and we expect to continue to incur significant expenses to discover and develop drugs, which may make it difficult for us to achieve sustained profitability on a quarterly or annual basis in the future.
Due to historical net losses, we had an accumulated deficit of approximately $41 million as of September 30, 2023. We intend to continue to spend significant amounts on our efforts to discover and develop drugs. As a result, we may incur losses in future periods as well. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements.
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
If we require additional capital at a time when investment in companies such as ours, or in the marketplace generally, is limited due to the then prevailing market or other conditions, we may have to scale back our operations, eliminate one or more of our research or development programs, or attempt to obtain funds by entering into an agreement with a collaborator or licensee that would result in terms that are not favorable to us or relinquishing our rights in certain of our proprietary technologies or drug candidates. If we are unable to raise funds at the time that we desire or at any time thereafter on acceptable terms, we may not be able to continue to develop our drug candidates. The sale of equity or equity-linked securities in the future may be dilutive to our stockholders and may provide for rights, preferences or privileges senior to those of our holders of common stock, and debt financing arrangements could result in increased financing costs due to higher interest rates and may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness.
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
We derived a substantial portion of our revenues for the year ended December 31, 2022 and the three and nine months ended September 30, 2023 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
RISKS RELATING TO INFORMATION TECHNOLOGY AND DATA PRIVACY
Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of personal information (including sensitive personal information) could adversely affect our business, and could subject us to liability or reputational damage.
Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively. In addition, having a portion of our employees work remotely can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
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
In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm. Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.
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

In addition, many countries and jurisdictions in which we work globally have enacted and/or are proposing privacy and data protection laws and regulations which govern the collection and use of personal information and these may impose large fines and penalties for noncompliance (for example in the European Union, under the General Data Protection Regulation, potential fines for noncompliance are up to €20 million or 4% of the annual global revenue, whichever is greater). Further, some jurisdictions provide for private rights of action if data breaches result in the loss or theft of personal data. These laws and regulations may also require, as applicable, that we ensure individuals to whom personal information relates are informed about how their personal information is collected and processed; keep personal information confidential and secure; transfer personal information in a compliant manner; respond to requests from individuals about their personal information; and inform authorities and individuals as may be applicable about any data breaches. These obligations may increase our costs of doing business and the varying requirements among all countries and jurisdictions in which we work can complicate our compliance efforts.
Increasing use of social media and new technology could give rise to liability, breaches of data security, or reputational damage.
We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. We are also leveraging new technology to enhance how we work daily. Despite our efforts to monitor evolving social media communication, our internal guidelines regarding the appropriate use of new technology and applicable and emerging rules, there is risk that the use of these tools by us or our employees may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of these tools in ways that may not comply with our policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
Item 5. Other Information
(c) During the three months ended September 30, 2023, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Vijay Iyengar, our Executive Vice President, Global Medical Affairs, Product, and Partnership Strategy, adopted a trading plan on September 15, 2023 providing for the sale of up to an aggregate of 50,672 shares of our common stock until July 31, 2024.
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on September 12, 2023 providing for the sale of up to an aggregate of 1,277 shares of our common stock until September 12, 2024.
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

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

INCYTE CORPORATION

Dated: October 31, 2023	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2023	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Chief Financial Officer
(Principal Financial Officer)