Form 10-K
period 2023-12-31
INCYTE CORP
filed 2024-02-13
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2023) was approximately $11.7 billion.
As of February 6, 2024 there were 224,526,128 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders to be held on June 12, 2024.

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) / MINJUVI® (tafasitamab), OPZELURA® (ruxolitinib) cream and ZYNYZ® (retifanlimab-dlwr);
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
Incyte, JAKAFI, MINJUVI, MONJUVI, OPZELURA, PEMAZYRE and ZYNYZ are our registered trademarks. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

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
•Business disruptions, including those resulting from public health pandemics, natural disasters, and other geopolitical events, could adversely affect our business and results of operations.
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
•Increasing use of social media and new technology could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

Item 1. Business
Overview
Incyte is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct discovery, clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our other offices across Europe, as well as our Japanese office in Tokyo and our Canadian headquarters in Montreal.
We are focused in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which comprises Myeloproliferative Neoplasms (MPNs), Graft-Versus-Host Disease (GVHD), solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI), which includes our Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.
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
In September 2023, we were notified by the Centers for Medicare and Medicaid Services (CMS) that ruxolitinib phosphate qualified for the Small Biotech Exception.
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
The FDA approval was based on results from two randomized Phase 3 trials (COMFORT-I and COMFORT-II), which demonstrated that patients treated with JAKAFI experienced significant reductions in splenomegaly (enlarged spleen). COMFORT-I also demonstrated improvements in symptoms. The most common hematologic adverse reactions in both trials were thrombocytopenia and anemia. These events rarely led to discontinuation of JAKAFI treatment. The most common non-hematologic adverse reactions were bruising, dizziness and headache.
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

In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea. The approval of JAKAFI for PV was based on data from the pivotal Phase 3 RESPONSE trial. In this trial, patients treated with JAKAFI demonstrated superior hematocrit control and reductions in spleen volume compared to best available therapy. In addition, a greater proportion of patients treated with JAKAFI achieved complete hematologic remission—which was defined as achieving hematocrit control, and lowering platelet and white blood cell counts. In the RESPONSE trial, the most common hematologic adverse reactions (incidence > 20%) were thrombocytopenia and anemia. The most common non-hematologic adverse events (incidence >10%) were headache, abdominal pain, diarrhea, dizziness, fatigue, pruritus, dyspnea and muscle spasms.
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
In September 2021, the FDA approved JAKAFI for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. This approval was based on data from REACH3, a Phase 3, randomized, open-label, multicenter study of JAKAFI in comparison to best available therapy for treatment of steroid-refractory chronic GVHD after allogeneic stem cell transplantation. The overall response rate through Cycle 7 Day 1 was 70% for JAKAFI compared to 57% for best available therapy. The most common hematologic adverse reactions (incidence > 35%) were anemia and thrombocytopenia. The most common non-hematologic adverse reactions (incidence ≥ 20%) were infections (pathogen not specified) and viral infection. In addition, the FDA updated labeling for JAKAFI to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. In patients with MF and PV treated with JAKAFI in clinical trials, the rates of thromboembolic events were similar in JAKAFI and control treated patients.
We have retained all development and commercialization rights to JAKAFI in the United States and are eligible to receive development and sales milestones as well as royalties from product sales outside the United States. We hold patents that cover the composition of matter and use of ruxolitinib and its salt. These patents, including applicable extensions, currently expire in mid and late 2028. In December 2022, we were granted pediatric exclusivity, which adds six months to the expiration for all ruxolitinib patents listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as of the date of the grant of pediatric exclusivity.

MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208) globally. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. Under the terms of the collaboration and license agreement, we received rights to co-commercialize tafasitamab in the United States with MorphoSys, and exclusive development and commercialization rights outside of the United States. As more fully described in Note 18 of Notes to the Consolidated Financial Statements, in February 2024, we entered into a purchase agreement with MorphoSys, the result of which we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.
In July 2020, we and MorphoSys announced that the FDA had approved MONJUVI (tafasitamab-cxix), which is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate from the MorphoSys-sponsored Phase 2 L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate (ORR) of 55% (39 out of 71 patients; primary endpoint) and a complete response (CR) rate of 37% (26 out of 71 patients). The median duration of response (mDOR) was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%). Updated three-year data from L-MIND were presented at the American Society of Clinical Oncology (ASCO) 2021 and final five-year data were presented at the American Association for Cancer Research (AACR) 2023, which showed that the MONJUVI plus lenalidomide regimen followed by MONJUVI monotherapy provided prolonged, durable responses in adult patients with r/r DLBCL.
In August 2020, we and MorphoSys announced that MONJUVI in combination with lenalidomide had been included in the latest National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for B-cell Lymphomas.
In August 2021, we and MorphoSys announced that the European Commission had granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplant (ASCT). The conditional approval was based on the three-year results from the L-MIND study evaluating the safety and efficacy of MINJUVI in combination with lenalidomide as a treatment for patients with r/r DLBCL who are not eligible for ASCT. The results showed best objective response rate (ORR) of 56.8% (primary endpoint), including a complete response (CR) rate of 39.5% and a partial response rate (PR) of 17.3%, as assessed by an independent review committee. The median duration of response (mDOR) was 43.9 months after a minimum follow up of 35 months (secondary endpoint). MINJUVI together with lenalidomide was shown to provide a clinically meaningful response and the side effects were manageable. Warnings and precautions for MINJUVI include infusion-related reactions, myelosuppression, including neutropenia and thrombocytopenia, infections and tumour lysis syndrome.
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
In April 2020, we announced that the FDA had approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor (FGFR) kinase inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or other rearrangement as detected by an FDA-approved test. PEMAZYRE is the first FDA-approved treatment for this indication, which was approved under accelerated approval based on overall response rate and duration of response (DOR).

In March 2021, PEMAZYRE was approved by the Japanese Ministry of Health, Labour and Welfare (MHLW) for the treatment of patients with unresectable biliary tract cancer (BTC) with an FGFR2 fusion gene, worsening after cancer chemotherapy. Also in March 2021, PEMAZYRE was approved by the European Commission for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that has progressed after at least one prior line of systemic therapy.
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
In March 2022, PEMAZYRE was approved by the National Medical Products Administration (NMPA) of the People’s Republic of China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with a fibroblast growth receptor 2 (FGFR2) fusion or rearrangement as confirmed by a validated diagnostic test that has progressed after at least one prior line of systemic therapy.
Cholangiocarcinoma is a rare cancer that arises from the cells within the bile ducts. It is often diagnosed late (stages III and IV) and the prognosis is poor. The incidence of cholangiocarcinoma with FGFR2 fusions or rearrangements is increasing, and it is currently estimated that there are 2,000-3,000 patients in the United States, Europe and Japan.
The approval of PEMAZYRE was based on data from FIGHT-202, a multi-center, open-label, single-arm study evaluating PEMAZYRE as a treatment for adults with cholangiocarcinoma. In FIGHT-202, and in patients harboring FGFR2 fusions or rearrangements (Cohort A), PEMAZYRE monotherapy resulted in an overall response rate of 36% (primary endpoint), and median DOR of 9.1 months (secondary endpoint). FIGHT-302, a Phase 3 trial of pemigatinib for the first-line treatment of patients with cholangiocarcinoma and FGFR2 fusions or rearrangements, is ongoing.
In August 2022, PEMAZYRE was approved by the FDA as the first and only targeted treatment for myeloid/lymphoid neoplasms (MLNs) with FGFR1 rearrangement. MLNs with FGFR1 rearrangement are extremely rare and aggressive blood cancers.
In March 2023, PEMAZYRE was approved by the MHLW for the treatment of MLNs with FGFR1 fusion.
ICLUSIG (ponatinib)
In June 2016, we acquired the European operations of ARIAD Pharmaceuticals, Inc., and obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib) in Europe and other select countries. ICLUSIG is a kinase inhibitor. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (CML) and Philadelphia-chromosome positive acute lymphoblastic leukemia (Ph+ ALL).
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
ZYNYZ (retifanlimab-dlwr)
In October 2017, we and MacroGenics, Inc., announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), an investigational monoclonal antibody that inhibits PD-1. Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule currently is being evaluated both as monotherapy and in combination therapy across various tumor types. Two Phase 3 trials evaluating retifanlimab in squamous cell anal cancer (SCAC) and non-small cell lung cancer (NSCLC) are ongoing.
In March 2023, we announced that the FDA had approved ZYNYZ (retifanlimab-dlwr), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1), under accelerated approval, for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma (MCC). This represents the first regulatory approval for our PD-1 inhibitor.

Clinical Programs in Hematology and Oncology
Ruxolitinib
We are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and combination therapy. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter for ruxolitinib extended-release (XR) tablets for once-daily (QD) use in the treatment of certain types of MF, PV and GVHD. In December 2023, we received FDA feedback and agreed on the requirements to address the complete response letter.
Phase 2 trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (Zilurgisertib) in patients with MF are ongoing, and updated data demonstrating early signals of clinical activity of both agents in monotherapy and in combination with ruxolitinib were presented in June 2023 at the American Society of Clinical Oncology (ASCO) annual meeting and in December 2023 at the American Society of Hematology (ASH) meeting. Additional discovery and development initiatives are also ongoing, advancing two Phase 1 studies with INCA33989 (mCALR) and INCB160058 (JAK2V617Fi), both of which hold the potential to be disease modifying therapeutics and address significant unmet need in MF, PV and ET.
Axatilimab
In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we plan to develop axatilimab as a therapy for patients with chronic GVHD where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December 2021, updated positive data were presented at ASH from the Phase 1/2 trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. In May 2022, Syndax announced that axatilimab had been granted fast-track designation by the FDA for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.
In July 2023, we and Syndax announced that AGAVE-201 had met its primary endpoint across all cohorts with an overall response rate (ORR) of 74% at the dose of 0.3 mg/kg administered every two weeks. The data highlight the durable response seen at the 0.3 mg/kg dose with 60% of patients who responded to axatilimab still responding at one year. In December 2023, a Biologics License Application (BLA) was submitted to the FDA for axatilimab for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy. Plans are underway to initiate two combination trials with axatilimab in cGVHD in mid-2024, including a randomized Phase 2 combination trial with ruxolitinib and a randomized Phase 3 combination trial with steroids, both directed at treating patients with cGVHD in earlier lines of therapy.
INCA033989 (mCALR)
In December 2022, new research detailing the development and mechanism of action of INCA033989, an Incyte-discovered, investigational novel anti-mutant calreticulin (CALR)-targeted monoclonal antibody, was featured in the Plenary Scientific Session at the 64th American Society of Hematology (ASH) Annual Meeting. INCA033989 binds with high affinity to mutant CALR and inhibits oncogenesis, the process of cells becoming cancerous, in cells expressing this oncoprotein. CALR mutations are responsible for disease development in approximately 25-35% of patients with MF and ET. In July 2023, a Phase 1 study evaluating INCA033989 was initiated.

INCB160058 (JAK2V617Fi)
In December 2023, new research detailing the development and mechanism of action of INCB160058, an Incyte-discovered, investigational novel potent and selective JAK2 pseudokinase domain binder with potential to be a disease modifying therapeutic was disclosed at the 65th American Society of Hematology (ASH) Annual Meeting. Pseudokinase binding offers a new mechanism of action for selective inhibition of JAK2V617F, with potential to eradicate mutant clones. In preclinical studies, INCB160058 inhibited cytokine independent activity of JAK2V617F while sparing WT JAK2. The JAK2V617F mutation is found in 55% of primary myelofibrosis, 95% of polycythemia vera and 60% of essential thrombocythemia patients. We currently plan to initiate a Phase 1 study of INCB160058 in the second quarter of 2024.
Tafasitamab
Tafasitamab is an anti-CD19 antibody and is being investigated as a therapeutic option in B cell malignancies in a number of ongoing and planned combination trials. An open-label Phase 2 combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (r/r DLBCL), and the ongoing Phase 3 B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. firstMIND is a Phase 1b safety trial of tafasitamab as a first-line therapy for patients with DLBCL, and frontMIND, a placebo-controlled Phase 3 trial evaluating tafasitamab in combination with lenalidomide added to rituximab plus chemotherapy (R-CHOP) as a first-line therapy for patients with DLBCL, is ongoing.
A placebo-controlled Phase 3 trial (inMIND) of tafasitamab added to lenalidomide plus rituximab (R2) in patients with relapsed or refractory follicular or marginal zone lymphomas is ongoing.
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
We initiated the FIGHT clinical program to evaluate pemigatinib across a spectrum of cancers that are driven by FGF/FGFR alterations. The program initially included three Phase 2 trials – FIGHT-201 in patients with bladder cancer, FIGHT-202 in patients with cholangiocarcinoma, and FIGHT-203 in patients with myeloid/lymphoid neoplasms with FGFR1 rearrangement. Based on data generated from these trials, we have initiated additional trials including FIGHT-302, a Phase 3 study in first-line cholangiocarcinoma. FIGHT-207, a solid tumor-agnostic trial evaluating pemigatinib in patients with driver-alterations of FGF/FGFR, is now closed to recruitment. Based on findings from this study, we have identified populations that potentially may benefit from treatment with pemigatinib, and a Phase 2 trial, FIGHT-209, in patients with glioblastoma is ongoing.
Pemigatinib has Breakthrough Therapy designation as a treatment for patients with myeloid/lymphoid neoplasms (MLN) with FGFR1 rearrangement who have relapsed or are refractory to initial chemotherapy.
Retifanlimab
The Phase 3 POD1UM-303 trial of retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with squamous cell carcinoma of the anal canal (SCAC) is ongoing. In July 2021, we announced that the FDA issued a complete response letter (CRL) for the BLA of retifanlimab for the treatment of SCAC. In October 2021, we announced that we withdrew the MAA seeking approval of retifanlimab in SCAC.
The Phase 3 POD1UM-304 trial is evaluating retifanlimab in combination with platinum-based chemotherapy as a first-line treatment for patients with non-small cell lung cancer (NSCLC).

Oral PD-L1
In November 2021, we highlighted Phase 1 clinical safety and efficacy data for our oral PD-L1 program which included two compounds, INCB99280 and INCB99318. Tumor shrinkage was observed for both oral PD-L1 inhibitors and both were generally well tolerated. We plan to evaluate INCB99280 in Phase 2 as monotherapy and in combination with other antitumor agents. Further dose escalation and dose expansion trials are ongoing with INCB99318.
In November 2022, (i) updated safety and preliminary efficacy data for INCB99280 and INCB99318 was presented at the Society for Immunotherapy of Cancer, and (ii) we and Mirati Therapeutics, Inc. announced a clinical trial collaboration and supply agreement to investigate the combination of INCB99280 and adagrasib, a KRASG12C selective inhibitor, in patients with KRASG12C-mutated solid tumors.
In July 2023, we initiated two Phase 1 studies evaluating INCB99280 in combination with axitinib (VEGF) and in combination with ipilimumab (CTLA-4). A Phase 2 study evaluating INCB99280 in patients with select solid tumors who are checkpoint inhibitor naive also was initiated. Additionally, we initiated a Phase 2 study evaluating INCB99280 in metastatic cutaneous squamous cell carcinoma (cSCC) or locally advanced cSCC. We and Replimune Group, Inc. announced a clinical trial collaboration and supply agreement to investigate the combination of INCB99280 and RP1 in patients with cutaneous squamous cell carcinoma. RP1 is Replimune’s lead oncolytic immunotherapy product candidate and is based on a proprietary new strain of herpes simplex virus engineered for robust tumor selective replication and genetically armed with a fusogenic protein (GALV-GP R-) and GM-CSF, intended to maximize tumor killing potency, the immunogenicity of tumor cell death and the activation of a systemic anti-tumor immune response.

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase 2
Ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase 2
Ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: Phase 1 (LIMBER-TREG108)
Axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase 2 (third-line plus therapy) (AGAVE-201); BLA under review in the U.S.
Ruxolitinib + axatilimab[2] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 1/2 in preparation
INCA033989 (mCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Phase 1
Pemigatinib (PEMAZYRE) (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): approved in the U.S. and Japan Cholangiocarcinoma (CCA): Phase 3 (FIGHT-302) Glioblastoma: Phase 2 (FIGHT-209)
Tafasitamab (MONJUVI/MINJUVI) (CD19)
Relapsed or refractory diffuse large B-cell lymphoma (DLBCL): Phase 3 (B-MIND)
First-line DLBCL: Phase 3 (frontMIND)
Relapsed or refractory follicular lymphoma (FL) and relapsed or refractory marginal zone lymphoma (MZL): Phase 3 (inMIND)

Retifanlimab (ZYNYZ)[3] (PD-1)	Merkel cell carcinoma (MCC): approved in the U.S.
Squamous cell anal cancer (SCAC): Phase 3 (POD1UM-303)
Non-small cell lung cancer (NSCLC): Phase 3 (POD1UM-304)
MSI-high endometrial cancer: Phase 2 (POD1UM-101, POD1UM-204)
INCB99280 (Oral PD-L1)	Solid tumors (combination): Phase 1 Solid tumors (monotherapy): Phase 2 Cutaneous squamous cell carcinoma (cSCC): Phase 2
INCB99318 (Oral PD-L1)	Solid tumors: Phase 1
INCB123667 (CDK2i)	Solid tumors with Amplification/ Overexpression of CCNE1: Phase 1
INCB161734 (KRASG12D)	Advanced metastatic solid tumors with a KRAS G12D mutation: Phase 1
1.Development collaboration with Cellenkos, Inc.
2.Clinical development of axatilimab in GVHD conducted in collaboration with Syndax Pharmaceuticals.
3.Retifanlimab licensed from MacroGenics.
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
In April 2023, we presented data at the American Association for Cancer Research (AACR) Annual Meeting, demonstrating that INCB123667 exhibited significant single-agent activity in vivo, in CCNE1 high breast cancer xenograft and patient-derived xenograft models. INCB123667 currently is being evaluated in a Phase 1 clinical trial in patients with advanced malignancies including CCNE1 high TNBC and HR+HER2- tumors post-CDK4/6 inhibitors.

In January 2024, we disclosed that early clinical activity was observed in patients with amplification/over expression of CCNE1 in a Phase 1 clinical trial, with significant tumor shrinkage observed. Several patients achieved partial responses (PR) across multiple tumor types including ovarian cancer patients with CCNE1 amplification and/or over expression. The safety data seen during this disclosure aligns with CDK2 mechanism of action. Additional data from this trial is anticipated in 2024.
INCA32459 (LAG-3xPD-1)
In collaboration with Merus N.V. we have developed INCA32459, a novel LAG3xPD-1 bispecific antibody that is currently being evaluated in clinical studies.
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody that has been engineered to avoid the known toxicity of broad TGFβ pathway blockade. INCA33890 has a 10-fold higher binding affinity for PD-1 relative to TGFβR2, and specifically blocks TGFβ signaling in cells co-expressing PD-1. In April 2023, we presented preclinical data at AACR that showed that INCA33890 inhibits tumor growth in PD-1-resistant mouse models. In July 2023, we initiated a Phase 1 study evaluating INCA33890 in patients with select advanced solid tumors.
Our earlier-stage clinical programs in hematology and oncology are included in the table below. We intend to describe these programs more fully if we obtain clinical proof-of-concept and establish that a program warrants further development in a specific indication or group of indications.

Modality	Candidates
Monoclonal antibodies	INCAGN2385 (LAG-3)[1], INCAGN2390 (TIM-3)[1]
Bi-specific antibodies	INCA32459 (LAG-3xPD-1)[2], INCA33890 (TGFβR2xPD-1)[2]
1. Discovery collaboration with Agenus Inc.
2. Development collaboration with Merus.
Inflammation and AutoImmunity (IAI)
Incyte Dermatology launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021, following FDA approval for atopic dermatitis in September 2021. OPZELURA subsequently was approved by the FDA and European Commission for vitiligo in July 2022 and April 2023, respectively.
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

The approval of OPZELURA was based on data from two randomized, double-blind, vehicle-controlled Phase 3 studies (TRuE-AD1 and TRuE-AD 2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with mild to moderate AD. Significantly more patients treated with OPZELURA achieved Investigator’s Global Assessment (IGA) Treatment Success at Week 8 (defined as an IGA score of 0 or 1 with at least a 2-point improvement from baseline, the primary endpoint: 53.8% in TRuE-AD1 and 51.3% in TRuE-AD2, compared to vehicle (15.1% in TRuE-AD1, 7.6% in TRuE-AD2; P<0.0001)). Significantly more patients treated with OPZELURA experienced a clinically meaningful reduction in itch from baseline at Week 8, as measured by a ≥4-point reduction in the itch Numerical Rating Scale (itch NRS4): 52.2% in TRuE-AD1 and 50.7% in TRuE-AD2, compared to vehicle (15.4% in TRuE-AD1, 16.3% in TRuE-AD2; P<0.0001), among patients with an NRS score of at least 4 at baseline. The most common (≥1%) treatment-emergent adverse reactions in patients treated with OPZELURA were nasopharyngitis, diarrhea, bronchitis, ear infection, eosinophil count increased, urticaria, folliculitis, tonsillitis and rhinorrhea.
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
The approval of OPZELURA in vitiligo was based on two randomized, double-blind, vehicle-controlled Phase 3 studies (TRuE-V1 and TRuE-V2) evaluating the safety and efficacy of OPZELURA in adolescents and adults with nonsegmental vitiligo. Treatment with 1.5% ruxolitinib cream twice daily (BID) resulted in greater improvement versus vehicle for the primary and all key secondary endpoints in both the TRuE-V1 and TRuE-V2 studies. Results, which were consistent across both studies, showed that 29.9% of patients applying ruxolitinib cream achieved >75% improvement from baseline in the facial Vitiligo Area Scoring Index (F-VASI75) at Week 24, the primary endpoint. At Week 52, approximately 50% of patients achieved F-VASI75. The most common (>1%) treatment-emergent adverse reactions in patients treated with OPZELURA were application site acne, application site pruritus, nasopharyngitis, headache, urinary tract infection, application site erythema and pyrexia. In March 2023, long-term 104-week safety and efficacy data for ruxolitinib cream in vitiligo were presented at the American Academy of Dermatology (AAD) conference, demonstrating that patients who achieved a high level of facial repigmentation (≥F-VASI90) at Week 52 maintained durable response one year following withdrawal of treatment and that those patients who continued treatment with OPZELURA for up to two years demonstrated sustained facial repigmentation and further improvements in facial and total body repigmentation.
In April 2023, we announced that the European Commission had approved OPZELURA for the topical treatment of nonsegmental vitiligo with facial involvement in adults and adolescents 12 years and older following a positive opinion from the Committee for Medicinal Products for Human Use (CHMP).
In October 2023, new results of a pooled analysis of long-term extension (LTE) data from the pivotal Phase 3 TRuE-V program assessing OPZELURA cream 1.5% in patients 12 years of age and older with nonsegmental vitiligo who previously experienced limited or no response to treatment at Week 24 were presented at the European Academy of Dermatology and Venereology (EADV) Congress 2023 as a late-breaking oral presentation. These results showed that patients who initially experienced limited or no facial or total body repigmentation at six months achieved improved repigmentation after continued treatment with OPZELURA for up to two years.
In January 2024, Incyte received approval in France to promote and distribute OPZELURA for vitiligo under a process called “Accès Direct.” This process is intended to allow for early access to a therapy while a final price is negotiated, which is expected to take up to twelve months.
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
In November 2022, we initiated two Phase 2 trials evaluating ruxolitinib cream in lichen planus and lichen sclerosus. Lichen planus is a recurrent inflammatory condition affecting the skin and mucosal surfaces and can result in itchy, purple bumps on the skin. Lichen sclerosus is a chronic inflammatory skin disease most commonly affecting women and can result in painful ulcers and intense itching. Two Phase 3 trials evaluating ruxolitinib cream in prurigo nodularis were initiated in 2023. We continue to expand the development of ruxolitinib cream into new indications as part of our efforts to maximize the potential opportunity with ruxolitinib cream.
In July 2023, we announced that the Phase 3 trial (TRuE-AD3) evaluating ruxolitinib cream in pediatric AD patients (age >2 and <12) had met its primary endpoint. The study showed that significantly more patients treated with ruxolitinib cream 0.75% and 1.5% achieved Investigator's Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control. In October 2023, the expanded results from the pivotal Phase 3 TRuE-AD3 were presented at EADV. Again, significantly more patients treated with ruxolitinib cream (0.75% and 1.5%) achieved Investigator’s Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control (non-medicated cream).
In January, 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in Hidradenitis Suppurativa (HS). Ruxolitinib 1.5% cream BID met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile. A Phase 3 study is currently under evaluation.
Povorcitinib
We also are developing povorcitinib (formerly INCB54707), which is an oral small molecule selective JAK1 inhibitor. Povorcitinib is undergoing evaluation in patients with hidradenitis suppurativa (HS), nonsegmental vitiligo, prurigo nodularis (PN), asthma and chronic spontaneous urticaria (CSU).
Hidradenitis Suppurativa. HS is a chronic skin condition where lesions develop as a result of inflammation and infection of the sweat glands. In October 2020, initial results from the clinical program were presented and a randomized Phase 2b trial of povorcitinib was initiated in patients with HS. In August 2022, we presented positive results from the Phase 2 trial of povorcitinib in HS. In December 2022, we initiated two Phase 3 trials (STOP-HS1 and STOP-HS2) in moderate to severe HS.
In February 2023, 52-week results from the Phase 2 study evaluating povorcitinib in HS were presented as an oral presentation at the European Hidradenitis Suppurativa Foundation (EHSF) Annual Meeting. The data demonstrated that longer-term treatment with povorcitinib 75 mg resulted in sustained and durable efficacy across all treatment arms and that importantly, 22-29% of patients achieved HiSCR100, which is defined as a 100% reduction from baseline in total AN count with no increase from baseline in abscess or draining tunnel count.
Nonsegmental Vitiligo. In March 2023, 36-week results from the Phase 2b study evaluating povorcitinib in patients with extensive nonsegmental vitiligo were presented as an oral late-breaking presentation at the American Academy of Dermatology (AAD) Annual Meeting. The data demonstrated that treatment with oral povorcitinib was associated with substantial total body repigmentation in patients with extensive nonsegmental vitiligo, as measured by total Vitiligo Area Scoring Index (T-VASI) scores. Specifically, the study met its primary endpoint, and patients receiving povorcitinib experienced statistically superior improvements in T-VASI at Week 24 compared to placebo.
In October 2023, positive 52-week data from a Phase 2b clinical trial evaluating the safety and efficacy of povorcitinib in adult patients with extensive nonsegmental vitiligo were presented at EADV as a late-breaking oral presentation. Results showed that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation across all treatment groups at Week 52 and further reinforces the efficacy profile and potential of povorcitinib as an oral treatment for patients with extensive nonsegmental vitiligo.
Prurigo Nodularis. In October 2023 we announced that the Phase 2, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with PN had met its primary endpoint. A Phase 3 study in PN is being planned.

Asthma and Chronic Spontaneous Urticaria. In July 2023, we initiated two Phase 2 trials evaluating povorcitinib in patients with moderate to severe uncontrolled asthma and in chronic spontaneous urticaria.

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	AD: Phase 3 pediatric study (TRuE-AD3)
Vitiligo: Approved in the U.S. and Europe
Lichen planus: Phase 2
Lichen sclerosus: Phase 2
Hidradenitis suppurativa: Phase 2; Phase 3 being evaluated
Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Ruxolitinib cream + UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase 2
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 2; Phase 3 in planning Asthma: Phase 2 Chronic spontaneous urticaria: Phase 2
INCA034460 (anti-IL-15Rβ)	Vitiligo: Phase 1 initiated
1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.
Earlier-Stage Development Programs in Dermatology
INCA034460
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. INCA034460 is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive tissue resident memory T cells (TRM) that has demonstrated efficacy as a treatment for vitiligo in preclinical models. In July 2023, INCA034460 received Investigational New Drug application (IND) clearance and in October 2023, we announced the first patient had been dosed.
Clinical Programs in Other IAI
In May 2022, we initiated a Phase 2 trial evaluating zilurgisertib (INCB00928) in patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to zilurgisertib as a treatment for patients with FOP.

Other IAI Program	Indication and Phase
Zilurgisertib (ALK2)	Fibrodysplasia ossificans progressiva: Pivotal Phase 2
Collaborative Partnered Programs
As described below under “License Agreements and Business Relationships,” we are eligible for milestone payments and royalties on certain products that we licensed to third parties. These include OLUMIANT (baricitinib), which is licensed to our collaborative partner Eli Lilly and Company, and JAKAVI (ruxolitinib) and TABRECTA (capmatinib), which are licensed to Novartis.
Baricitinib
We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Lilly, in which Lilly received exclusive worldwide development and commercialization rights to the compound for inflammatory and autoimmune diseases.

Rheumatoid Arthritis. Rheumatoid arthritis is an autoimmune disease characterized by aberrant or abnormal immune mechanisms that lead to joint inflammation and swelling and, in some patients, the progressive destruction of joints. Rheumatoid arthritis also can affect connective tissue in the skin and organs of the body.
Current rheumatoid arthritis treatments include the use of non-steroidal anti-inflammatory drugs, disease-modifying anti-rheumatic drugs such as methotrexate, and the newer biological response modifiers that target pro-inflammatory cytokines, such as tumor necrosis factor, implicated in the pathogenesis of rheumatoid arthritis. None of these approaches to treatment is curative; therefore, there remains an unmet need for safe and effective treatment options for these patients. Rheumatoid arthritis is estimated to affect about 1% of the world’s population.
The Phase 3 program of baricitinib in patients with rheumatoid arthritis incorporated all three rheumatoid arthritis populations (methotrexate naïve, biologic naïve, and tumor necrosis factor (TNF) inhibitor inadequate responders); used event rates to fully power the baricitinib program for structural comparison and non-inferiority vs. adalimumab; and evaluated patient-reported outcomes. All four Phase 3 trials met their respective primary endpoints.
In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and an MAA to the EMA for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, the MHLW granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.
Atopic Dermatitis. Lilly has conducted a Phase 2a trial and a Phase 3 program to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe atopic dermatitis. The JAK-STAT pathway has been shown to play an essential role in the dysregulation of immune responses in atopic dermatitis. Therefore, we believe that inhibiting cytokine pathways dependent on JAK1 and JAK2 may lead to positive clinical outcomes in AD.
In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase 3 studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase 3 study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. A supplemental New Drug Application (sNDA) for baricitinib was submitted by Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors. In January 2022, Lilly provided a regulatory update on the sNDA based on ongoing discussions with the FDA. Lilly announced that alignment with the FDA on the indicated population had not yet been reached and given the FDA’s position, there would be the possibility of a Complete Response Letter (CRL).
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

Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In March 2020, Lilly announced that baricitinib received Breakthrough Therapy designation for the treatment of alopecia areata, based on the positive Phase 2 results of Lilly’s adaptive Phase 2/3 study BRAVE-AA1. In March 2021, we and Lilly announced positive results from BRAVE-AA2, the Phase 3 trial evaluating the efficacy and safety of once-daily baricitinib in adults with severe alopecia areata. In April 2021, we and Lilly announced positive results from the Phase 3 portion of BRAVE-AA1. In September 2021, we and Lilly announced detailed results from BRAVE-AA1 and BRAVE-AA2 at the European Academy of Dermatology and Venereology Congress (EADV). The two studies showed statistically significant improvement in scalp hair regrowth across both baricitinib dosing groups when compared to placebo. In March 2022, we and Lilly announced positive 52 week results from BRAVE-AA1 and BRAVE-AA2 at the American Academy of Dermatology (AAD) annual meeting showing 40% of adults saw at least 80% scalp coverage. In June 2022, the FDA approved 2mg, and 4mg doses of OLUMIANT for the treatment of adults with severe alopecia areata, becoming the first and only systemic treatment in the indication. In June 2022, OLUMIANT was approved as a treatment for alopecia areata in Europe and Japan.
Systemic Lupus Erythematosus. Systemic lupus erythematosus (SLE) is a chronic disease that causes inflammation. In addition to affecting the skin and joints, it can affect other organs in the body such as the kidneys, the tissue lining the lungs and heart, and the brain. Lilly has conducted a Phase 2 trial to evaluate the safety and efficacy of baricitinib in patients with SLE. Baricitinib’s activity profile suggests that it inhibits cytokines implicated in SLE such as type I interferon (IFN), type II IFN-γ, IL-6, and IL-23 as well as other cytokines that may have a role in SLE, including granulocyte macrophage colony stimulating factor (GM-CSF) and IL-12.
In January 2022, Lilly announced the discontinuation of the Phase 3 development program for baricitinib in SLE based on top-line efficacy results from two pivotal Phase 3 trials (SLE-BRAVE-I and –II). The primary endpoint of SRI-4 response was reached in SLE-BRAVE-I but was not reached in SLE-BRAVE-II and key secondary endpoints were not met in either study.
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
In June 2020, we and Novartis announced that the MHLW approved TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC. In April 2022, we and Novartis announced a positive opinion from the CHMP based on data from the Phase 2 GEOMETRY mono-1 study showing an overall response rate (ORR) of 51.6% in a cohort evaluating second-line patients only and 44% in all previously-treated patients with advanced non-small cell lung cancer (NSCLC) harboring alterations leading to MET exon 14 skipping.
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
Ruxolitinib
Graft-versus-host disease. In March 2022, we and Novartis announced a positive opinion from the CHMP for ruxolitinib in acute and chronic GVHD, based on data from the Phase 3 REACH2 and REACH3 trials. GVHD is a life-threatening complication of stem cell transplants, with no established standard of care in Europe for patients who do not adequately respond to first-line steroid treatment. In May 2022, we and Novartis announced the European Commission approval of ruxolitinib as JAKAVI for the treatment of acute or chronic GVHD in patients aged 12 years and older who have inadequate response to corticosteroids or other systemic therapies. In August 2023, Novartis announced that JAKAVI had been approved in Japan for use in graft-versus-host disease after hematopoietic stem cell transplant.

Partnered Programs	Indication and Phase
Ruxolitinib (JAKAVI)[1] (JAK1/JAK2)	Acute and chronic GVHD: Approved in Europe and Japan
Baricitinib (OLUMIANT)[2] (JAK1/JAK2)	AD: Approved in Europe and Japan Severe alopecia areata (AA): Approved in the U.S., Europe and Japan
Capmatinib (TABRECTA)[3] (MET)	NSCLC (with MET exon 14 skipping mutations): Approved in the U.S., Europe and Japan
1.ruxolitinib licensed to Novartis outside of the United States for use in hematology and oncology excluding topical administration.
2. baricitinib licensed to Lilly.
3. capmatinib licensed to Novartis.
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

Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found at Note 7 of Notes to the Consolidated Financial Statements.
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
Syndax
In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of SNDX-6352 (axatilimab), Syndax’s anti-CSF-1R monoclonal antibody. Axatilimab was granted Orphan Drug Designation by the FDA in March 2021 for the treatment of chronic GVHD and again in April 2021 for the treatment of idiopathic pulmonary fibrosis. Under the terms of this agreement, we received exclusive commercialization rights to axatilimab outside of the United States, and co-commercialization rights in the United States.

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
Driven by a target- and pathway-centric discovery process, our pipeline has grown and is currently focused primarily in targeted oncology and dermatology. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with larger pharmaceutical companies. We resource our discovery efforts with the goals of maximizing information content when and where we need it and ensuring that each program, regardless of stage, is executed in the most efficient and data-rich manner possible. We believe this approach has played a critical role in the development of our product portfolio.
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
Incyte’s Commercial Strategy
Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that a company of our size can successfully compete. We currently commercialize five compounds in the United States, three in Europe and one in Japan. These commercialized products are sold to specialty and retail pharmacies, specialty distributors and wholesalers in the United States in addition to retail pharmacies, hospital pharmacies, distributors and an exclusive wholesaler outside of the United States. We continue to expand our marketing, medical and operational infrastructure within the United States and outside of the United States to support the commercial launch of recently approved products and to prepare for potential approval of other products.
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

Drug/Drug Candidate (Target)	Status of U.S. Composition of Matter Patent Estate (Earliest Anticipated Expiration Including PTE Extensions where granted)[3]	Status of EU Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]	Status of Japan Composition of Matter Patent Estate (Earliest Anticipated Expiration Including SPC Extensions where granted)[3]
ruxolitinib (JAK)[1,2]	Granted and pending (2028)[9]	Granted and pending (2027)[9]	Granted and pending (2028)[9]
baricitinib (JAK)	Granted and pending (2030)[5]	Granted and pending (2032)	Granted and pending (2033)
itacitinib (JAK)	Granted and pending (2032)[4]	Granted and pending (2031)[4]	Granted and pending (2031)[4]
capmatinib (MET)	Granted and pending (2027)[5]	Granted and pending (2027)[5]	Granted and pending (2032)
pemigatinib (FGFR)	Granted and pending (2035)[5]	Granted and pending (2033)[5]	Granted and pending (2036)
ponatinib (BCRABL)		Granted and pending (2028)
retifanlimab (PD-1)[6]	Granted and pending (2036)[10]	Granted and pending (2036)[10]	Granted and pending (2036)[10]
tafasitamab (CD19)[7]	Granted and pending (2029)[5]	Granted (2027)[5]	Granted (2027)[4]
axatilimab (CSF-1R)[8]	Granted (2034)[4]	Granted and pending (2034)[4]	Granted and pending (2034)[4]
povorcitinib (JAK)	Granted and pending (2034)[4]	Granted and pending (2034)[4]	Granted and pending (2034)[4]
1.Ruxolitinib cream formulation patents are issued in the United States, European Union and Japan with anticipated expiration dates of 2031 in each jurisdiction. This does not include patent term extensions which we plan to seek upon further regulatory approval. Patents are issued in the United States to the treatments of atopic dermatitis and vitiligo with expiration dates of 2040.
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
7.Tafasitamab and its composition of matter patents licensed from Xencor, Inc..
8.Axatilimab licensed from Syndax.
9.Ruxolitinib phosphate salt patents are issued in the United States, European Union and Japan with anticipated expiration dates of late-2028 in the United States and mid-2028 in the European Union and Japan, not including patent term extensions.
10.We have applied for patent term extension in the United States. We likewise plan to seek supplementary protection certificates (SPC) in the European Union and patent term extension in Japan following approval by the respective regulatory authorities.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, MacroGenics, Merus, and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.
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
Competition
Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and our drug candidates.
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
Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ or our drug candidates.
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
Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers to evaluate its safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase 2 usually involves clinical trials in a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse effects and safety risks, and evaluate and gain preliminary evidence of the efficacy of the drug for specific indications. Phase 3 clinical trials usually further evaluate clinical efficacy and safety by testing the drug in its final form in an expanded patient population, providing statistical evidence of efficacy and safety, and providing an adequate basis for labeling. We cannot guarantee that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the IRB, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for a Special Protocol Assessment (SPA). Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except when agreed by FDA or in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase 3 clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. However, additional trials could also be requested by the FDA to support approval, and the FDA may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety. The FDA is not obligated to approve an NDA or BLA as a result of an SPA agreement, even if the clinical outcome is positive.

Even after initial FDA approval has been obtained, post-approval trials, or Phase 4 studies, may be required to provide additional data, and will be required to obtain approval for the sale of a product as a treatment for a clinical indication other than that for which the product was initially tested and approved. Also, the FDA will require post-approval safety reporting to monitor the side effects of the drug. Results of post-approval programs may limit or expand the indication or indications for which the drug product may be marketed. Further, if there are any requests for modifications to the initial FDA approval for the drug, including changes in indication, manufacturing process, manufacturing facilities, or labeling, a supplemental NDA or BLA may be required to be submitted to the FDA.
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
Regulation of Manufacturing Process
Even when NDA or BLA approval is obtained, a marketed product, such as JAKAFI, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including recalls or withdrawal of the product from the market. Manufacturing facilities are always subject to inspection by the applicable regulatory authorities.
We and our third-party manufacturers are subject to current Good Manufacturing Practices, or cGMP's, which are extensive regulations governing manufacturing processes and controls, including but not limited to release and stability testing, record keeping and quality standards as defined by FDA 21CFR, parts 210 and 211, the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, and the European Medicines Agency. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities and are subject to manufacturing licenses where applicable. These facilities, whether our own or our contract manufacturers, may be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers must be able to comply with all applicable cGMP's and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing license(s), seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable GMP will require continual expenditure of time, money and effort on the part of the Company or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Post-Approval Regulation
Any products manufactured or distributed by the Company pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA’s rules for advertising and promotion require, among other things, that our promotion be fairly balanced and adequately substantiated by clinical studies, and that we do not promote our products for unapproved uses. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process or controls. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug’s labeling. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.
In addition to inspections related to manufacturing, we are subject to periodic unannounced inspections by the FDA and other regulatory bodies related to the other regulatory requirements that apply to marketed drugs manufactured or distributed by us. The FDA also may conduct periodic inspections regarding our review and reporting of adverse events, or those related to compliance with the requirements of the PDMA concerning the handling of drug samples. When the FDA conducts an inspection, the inspectors may identify any deficiencies they believe exist in the form of a notice of inspectional observations. The observations may be more or less significant. If we receive a notice of inspectional observations, we likely will be required to respond in writing, and may be required to undertake corrective and preventive actions in order to address the FDA’s concerns.
There are a variety of state laws and regulations that apply in the states or localities where JAKAFI and our new drug candidates are or may be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.
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
Marketing Exclusivity
The FDA may grant five years of exclusivity in the United States for the approval of NDAs for new chemical entities, and three years of exclusivity for supplemental NDAs, for among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the supplemental application. Additionally, six months of marketing exclusivity in the United States is available if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. The six month pediatric exclusivity is added to any existing patent or non-patent exclusivity period for which the drug is eligible. Orphan drug products are also eligible for pediatric exclusivity if the FDA requests and the company completes pediatric clinical trials. Under the Biologics Price Competition and Innovation Act, the FDA may grant 12 years of data exclusivity for innovative biological products.

Foreign Regulation
Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities in specific regions or countries. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the competent regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.
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
To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application (MAA). This application is similar to the NDA or BLA in the United States, with the exception of, among other things, regional and/or country-specific document requirements. Drugs can be authorized in the EU by using the centralized, mutual recognition, decentralized or national authorization procedures described below.
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
Manufacturing
Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA, MONJUVI/MINJUVI and ZYNYZ or our drug candidates. As such, we expect to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.
In July 2018, we purchased land located in Yverdon, Switzerland, for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility. The Yverdon facility started to manufacture MONJUVI/MINJUVI drug substance during the fourth quarter of 2022. The drug substance will be usable in patients after regulatory approval, which is currently expected in the first quarter of 2024 for the European market and in the first quarter of 2025 in the United States.
Manufacturing of our Products
Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.
We contract with third parties to manufacture JAKAFI, ICLUSIG, MONJUVI/MINJUVI, PEMAZYRE, OPZELURA, ZYNYZ and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI and OPZELURA, we have two qualified third-party contract manufacturers from which we can source drug substance. The manufacturing of ponatinib, the API for ICLUSIG, is the sole responsibility of Takeda, the intellectual property holder. We procure API from Takeda, which outsources the API manufacturing to a third party. For pemigatinib, the API for PEMAZYRE, we have one qualified third-party contract manufacturer from which we can source drug substance.
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
Access to Supplies and Materials
Our third-party manufacturers need access to certain supplies and products to manufacture our products and drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture our products and drug candidates, they may be unable to ship our products for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI and OPZELURA, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results. We are currently in the process of qualifying additional European suppliers to reduce the dependency of our key raw materials on Chinese-based suppliers.
Human Capital
Our human capital management philosophy is committed to promoting an environment where our colleagues are fulfilled and valued. We promote a company culture based on scientific excellence as we seek to create new treatments; we are creative in our development strategies; and we seek positive collaboration with each other. Working collaboratively is of the utmost importance as we aim to change the treatment landscape for patients with cancer and inflammatory and autoimmune diseases. It is our goal to conduct business in a manner that does not compromise the health of people or the state of the environment. It is our policy to comply with all applicable environmental, health and safety (EHS) regulatory requirements and seek to continually improve our EHS management systems. A strong safety culture is a fundamental part of how we work, and our philosophy is that everyone at Incyte has a responsibility to create and maintain a safe and healthy workplace to reduce risk and prevent injuries.

We appreciate one another’s differences and strengths and are proud to be an Equal Opportunity Employer. We value diversity of backgrounds and perspectives, and our policy is that we do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws. Further, we have policies in place that prohibit harassment of all kinds. At Incyte, we prohibit retaliation in all forms and are committed to encouraging a culture where employees can freely ask questions and raise concerns. Our management team makes themselves available to all employees and quarterly global Town Hall events allow for an open question-and-answer dialogue.
We believe that creative solutions are best achieved by diverse teams working together, and inclusion is therefore essential to Incyte. Diversity of thoughts, backgrounds, perceptions, and ideas help us create the medical solutions that patients require, and represent the lifeblood of organizations such as ours. We have an Inclusion Committee, which is co-chaired by our Chief Executive Officer and Chief Human Resources Officer, to bring forth actionable plans across multiple focus areas. We have continued to expand our recruitment searches to include organizations and websites dedicated to Black candidates. We post all of our open positions on the Historically Black Colleges and Universities career pages and participate in diversity career fairs with national organizations such as the National Black MBA Association, National Organization for the Professional Advancement of Black Chemists & Chemical Engineers (NOBBChE) and National Sales Network to expand our recruitment reach. As part of our ESG goals in our 2023 incentive compensation plan, we aspire to ensuring that a minimum rate of 75% of all open positions being recruited in the United States have at least one Black or Hispanic candidate represented in the candidate pool.
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
As of December 31, 2023, we had 2,524 employees, representing an increase of approximately 9% over our 2,324 employees as of the end of the prior year. This growth is largely a result of continued expansion of our global commercial reach for the launch of OPZELURA (ruxolitinib) cream. Among our employees, 1,152 are in research and development, 215 in medical affairs, 783 in sales and marketing and 374 in operations support and administrative positions. Geographically, 72% of our employees were based in the United States and Canada, 25% in Europe and 3% in Asia. In terms of gender diversity, 1,301 are female, 1,216 are male and seven are non-binary/prefer not to say. Our employees in Belgium and Spain are covered by collective agreements, and management considers relations with our employees to be good.
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
JAKAFI is our first product marketed by us that is approved for sale in the United States. While we also sell our and our licensors’ other approved products ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA and ZYNYZ and our exclusive licensees sell OLUMIANT and TABRECTA, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.
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
•the maintenance of regulatory approval for the approved indications in the United States; and
•our ability to develop, obtain regulatory approval for and commercialize ruxolitinib in the United States for additional indications or in combination with other therapeutic modalities; and
•the effects of a public health pandemic or epidemic such as the COVID-19 pandemic or of adverse geopolitical events, regulatory, legislative or administrative developments.
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
We are continuing to establish and maintain sales, marketing and distribution capabilities for OPZELURA. Successful commercialization of our drug candidates for dermatology indications requires us to establish new physician and payor relationships, PBM and pharmacy network relationships, reimbursement strategies and governmental interactions, separate from our existing capabilities for oncology indications. Our inability to commercialize successfully products in indications outside of oncology could harm our business and operating results.
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
The commercialization of our products is subject to post-regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency, or EMA, of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications. The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG. In addition, in September 2021, the FDA updated labeling for JAKAFI and other JAK inhibitor drugs to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. As part of the FDA labeling update for oral JAK inhibitors in treating inflammatory conditions, class “boxed” warnings were also included in the OPZELURA label. We cannot predict the effects on sales of JAKAFI with the updated warnings or OPZELURA as a result of the “boxed” warnings, but it is possible that future sales of JAKAFI and OPZELURA can be negatively affected, which could have a material and adverse effect on our business, results of operations and prospects.
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
Factors similar to those listed above also apply to our license collaborators in the jurisdictions in which they have development and commercialization rights.

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
Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. Although we believe that our promotional materials for physicians do not constitute improper promotion, the FDA or other agencies may disagree. If the FDA or another agency determines that our promotional materials or other activities constitute improper promotion, it could request that we modify our promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Numerous states and localities have enacted or are considering enacting legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. These Physician Payment Sunshine provisions and similar laws and regulations in other jurisdictions where we do business require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, which could be significant in amount or result in exclusion from federal healthcare programs such as Medicare and Medicaid. Any action initiated against us for violation of these laws, even if we successfully defend against it, could require the expenditure of significant resources and generate negative publicity, which could harm our business and operating results, and any settlement of such action initiated against us, regardless of the merits, could result in the payment of significant amounts, which could harm our financial condition and operating results. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” below.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Despite investing significant resources, we may not be successful in discovering, developing, or commercializing additional drug products or our existing drug products in new indications. Discovery and development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. Even if a drug candidate received marketing approval, it may not be able to achieve market acceptance or compete successfully with competitors’ products and we may have spent significant amounts of time and money on it without achieving potential returns initially anticipated, which could adversely affect our operating results and financial condition as well as our business plans. Of the compounds or biologics that we identify as potential drug products or that we may in-license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.
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

Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. For example, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays and could result in our termination of a drug development program. From time to time we and our collaborators have experienced events that have resulted in delays, setbacks and terminations of drug development programs. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application, or NDA, of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies. The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval. In addition, in January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory clinical trials that we determined cannot be completed within the time period to support the investment. Also, in March 2023, we received a complete response letter for ruxolitinib extended-release (XR) tablets, which identified additional requirements for approval.
Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. For example, in April 2018, we along with Merck announced that the ECHO-301 study had been stopped and we also significantly downsized the epacadostat development program and in January 2020 we stopped our Phase 3 trial of itacitinib for the treatment of acute graft-versus-host-disease. If clinical trials of any of our or our collaborators’ compounds or biologics are stopped for safety, efficacy or other reasons or fail to meet their respective endpoints, our overall development plans, business, prospects, expected operating results and financial condition could be materially harmed and the value of our company could be negatively affected.
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
In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal health care programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. For example, the American Rescue Plan Act of 2021 includes a provision that became effective in January 2024 that eliminates the statutory cap on rebates that drug manufacturers pay to Medicaid. It is expected that this provision, as implemented by the Centers for Medicare and Medicaid Services, or CMS, will have the effect of increasing Medicaid rebate liability, particularly in the case of medicines that have experienced price increases at a rate in excess of inflation. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted, which includes provisions allowing the federal government to negotiate prices for certain high-expenditure single source Medicare drugs, to impose penalties and to implement a potential excise tax for manufacturers that fail to comply with the negotiation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and to impose rebate liability on manufacturers that take price increases that exceed inflation. The new law also reduced the out-of-pocket prescription drug costs for Medicare Part D beneficiaries, and to help pay for this change in benefit design, the law imposes a new discount program starting in 2025, in which manufacturers pay specified discounts on Medicare Part D utilization of their drugs as a condition of selling such drugs in the Medicare Part D program. The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte. These exemptions apply on a drug-specific basis, and qualifying drugs will be exempt from possible negotiation through 2028 and subject to reduced discounts that will be phased-in over a number of years under the new Part D benefit. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce net sales resulting from the Medicare programs and limit our ability to increase the prices that we charge for our drugs. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. These reforms may affect future investments in our drug development, should the reforms affect our risk-benefit analysis of investing in a drug candidate. Some of these changes and proposed changes could result in reduced reimbursement rates or the elimination of dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.
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
We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed certain Asian rights to some of our drug products and clinical stage compounds to other collaborators. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label. Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from baricitinib or any of our other out-licensed drug candidates.
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
An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to our Novartis, Lilly, and our other existing collaborations, we are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party interested in it is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.
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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus, MacroGenics, Merus and Syndax Pharmaceuticals, or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in September 2022, we decided to terminate our collaboration with Calithera Biosciences. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
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
As a result of the COVID-19 pandemic, we experienced, and as a result of future pandemics we may in the future experience disruptions that could severely impact our business, results of operations and financial condition. These disruptions can include the following:
•the imposition of shelter-in-place orders and work-from-home policies that could affect our research and development activities and access to our laboratory space;
•disruptions in our sales and marketing activities;
•negative impacts on the demand for our products as a result of a decrease in patient visits to healthcare professionals and the prioritization of hospital resources for a future pandemic;
•negative impacts on our clinical trials as a result of delays in site initiation, patient screening, patient enrollment, and monitoring and data collection;
•slower response times by the FDA and comparable foreign regulatory agencies for the review and potential approvals of our drug candidate applications; and
•negative impacts on the global supply chain which may affect our ability to obtain sufficient materials for our drug products and product candidates.
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
Even if any of our drug candidates receives regulatory approval, it could be subject to post-regulatory surveillance, and may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies also may require additional clinical trials or testing, and the drug product may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. As a result, we may not continue to commercialize a product even though it has obtained regulatory approval. Further, we may decide not to continue to commercialize a product if the market does not accept the product because it is too expensive or because third parties, such as insurance companies or Medicare, will not cover it for substantial reimbursement. In addition, we may decide not to continue to commercialize a product if competitors develop and commercialize similar or superior products or have proprietary rights that preclude us from ultimately marketing our products.

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
We do not currently operate manufacturing facilities for most of our clinical or commercial products, including JAKAFI, PEMAZYRE, ICLUSIG and OPZELURA, and our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, active pharmaceutical ingredient (API), and finished drug product. We do have a biologics production facility located in Yverdon, Switzerland, currently registered for MINJUVI drug substance manufacturing. For ZYNYZ, together with our collaborator MacroGenics, we are responsible for the sourcing and manufacturing of ZYNYZ. While working to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of clinical and commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems such as these are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products. Any such recall could also harm our sales efforts and our reputation. Our suppliers, which operate in multiple countries around the world, could also experience disruptions in their operations resulting from various factors, including equipment malfunction or failure, regulatory requirements or actions, raw material shortages, labor disputes or shortages, including from the effects of public health pandemics, cyberattacks, natural and other disasters, and wars or other geopolitical events. In addition, one or more of our third party contract manufacturers could be acquired and its contract manufacturing operations could be ceased or curtailed. While our strategy is to maintain at a minimum 24 months stock of ruxolitinib phosphate API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or OPZELURA or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates and, in the case of JAKAFI, we only have a single source for its raw materials. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed. Any increases in the cost of our drug candidates or drug products, whether through conditions affecting the cost and availability of raw materials, such as inflation, decreases in available manufacturing capacity, or otherwise, would adversely affect our results of operations.
We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.
A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we intend to continue to use third-party contract manufacturing organizations for the manufacture of antibodies in conjunction with our manufacturing facility in Switzerland. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling up the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may encounter delays and difficulties in scaling up production at our new facility or in obtaining necessary regulatory approvals and registrations to do so.
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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution, or make investments in other companies. For example, February 2024, we entered into a purchase agreement with MorphoSys under which we acquired rights to tafasitamab (MONJUVI/MINJUVI) that resulted in our holding exclusive global development and commercialization rights to tafasitamab. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
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
•the risk that acquired businesses may have differing or inadequate cybersecurity and data protection controls; and
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, the strategic transaction, including claims from terminated employees, customers, former equity holders or other third parties.
Acquisition transactions may be subject to regulatory approvals or other requirements that are not within our control. We may be unable to obtain these regulatory or other approvals, and closing conditions required in connection with our acquisition transactions may be unable to be satisfied or waived, which could result in our inability to complete the planned acquisition transactions. In addition, antitrust scrutiny by regulatory agencies and changes to regulatory approval process in the U.S. and foreign jurisdictions may cause approvals to take longer than anticipated to obtain, not be obtained at all, or contain burdensome conditions such as required divestitures, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy.

As a result of these or other problems and risks, businesses, products or technologies we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated, within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities., and we may be unable to effectively advance our business strategy through strategic transactions, which could impair our ability to grow or obtain access to products or technology that could be important to the development of our business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in each of the fiscal quarters in 2022 and in the third quarter of 2023 we recorded unrealized losses related to our investments in our collaboration partners, and we may experience additional losses related to our investments in future period. In addition, if we choose to issue equity securities as consideration for any acquisition, dilution to our stockholders could result.
Risks associated with our operations outside of the United States could adversely affect our business.
Our acquisition of ARIAD’s European operations significantly expanded our operations in Europe, and we plan to continue to expand our operations and conduct certain development activities outside of the United States. For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan, have opened an office in China and are working with partners in additional markets. International operations and business expansion plans are subject to numerous additional risks, including:
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
•general political and economic conditions in the countries in which we operate, including inflation, political or economic instability, terrorism and political unrest and geopolitical events;
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
Our product liability insurance policy may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. We have elected to self-insure a portion of our exposure to product liability risks through our wholly-owned captive insurance subsidiary, in tandem with third-party insurance policies. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our drug candidates and products, and if our liabilities from any such claims exceed our third-party insurance limits and self-insurance reserves, our results of operations, cash flows and financial condition could be adversely impacted.
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
Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions. In addition, geopolitical and other events, such as the Russian invasion of Ukraine or the conflicts in the Middle East, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. The occurrence of any of these business disruptions could seriously harm our operations, future revenues and financial condition and increase our costs and expenses. We have engaged CROs to conduct clinical trials outside the United States, including a limited number of trials in Ukraine and Russia. We may not be able to complete any additional dosing or follow-up visits of patients in Ukraine and Russia who are participating in these clinical trials. We may also be unable to ship additional clinical drug and other supplies necessary to complete the clinical trials in Ukraine and Russia. Although the impact of Russia’s invasion is highly unpredictable, certain clinical trial activities have already been changed or suspended, and may continue to be changed, suspended or terminated, which could potentially increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.
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
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and OPZELURA and we cannot assure you that we will generate substantial revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI and ZYNYZ, for several years, if ever.
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
As discussed under “Other Risks Relating to Our Business— We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects,” any investments that we may make in companies with which we have strategic alliances could result in our recognition of losses on those investments. In addition, to the extent we may seek to sell or otherwise monetize those investments, we may not be able to do so at our desired price or valuation levels, or at all, due to the limited liquidity of some or all of those investments.

Any loss in value of our long term investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.
Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. If the requirement to amortize research and development expenditures is not repealed or otherwise modified, it will continue to have an adverse effect on our tax liability, and the amount of that effect could be material. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development (OECD) project on “Base Erosion and Profit Shifting” (commonly known as BEPS 2.0) by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the European Union member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and assess the potential impact of the recent U.S. legislation and BEPS 2.0 on us, the minimum tax rules could result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derived a substantial portion of our revenues for the years ended December 31, 2023 and December 31, 2022 from JAKAVI and OLUMIANT product royalties and from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make our IT systems and data vulnerable to risks and damages from a variety of sources, including malicious human acts, breaches of security, cyber-attacks, catastrophe or natural disaster, telecommunications or network failures, loss of power or other natural or man-made events. In addition, despite network security and back-up measures, we and our vendors frequently defend against and respond to data security attacks and incidents, and our servers and our vendors’ servers are potentially susceptible to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures or those of our vendors, including our CROs and contract manufacturers, were disrupted, inadequate or unsuccessful in the event of a problem, we could experience an interruption of all or a portion of our operations, which could result in significant harm to our business, financial results and reputation. In addition, having a portion of our employees work remotely can strain our IT infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
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
In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm. Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. Malicious attacks by third parties are of ever-increasing sophistication and can be made by groups and individuals with a wide range of motives, including nation states, organized criminal groups, “hacktivists” and others acting with malicious intent. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

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
In addition, many countries and jurisdictions in which we work globally have enacted and/or are proposing privacy and data protection laws and regulations which govern the collection and use of personal information and these may impose large fines and penalties for noncompliance. For example in the European Union, under the General Data Protection Regulation, potential fines for noncompliance are up to €20 million or 4% of the annual global revenue, whichever is greater. Further, some jurisdictions provide for private rights of action if data breaches result in the loss or theft of personal data. These laws and regulations may also require, as applicable, that
•we ensure individuals to whom personal information relates are informed about how their personal information is collected and processed;
•keep personal information confidential and secure;
•transfer personal information in a compliant manner;
•respond to requests from individuals about their personal information; and
•inform authorities and individuals as may be applicable about any data breaches.
These obligations may increase our costs of doing business and the varying requirements among all countries and jurisdictions in which we work can complicate our compliance efforts.
Increasing use of social media and new technology, including artificial intelligence software, could give rise to liability, breaches of data security, or reputational damage.
We and our employees increasingly are utilizing social media tools as a means of communication both internally and externally. We also are using new technology on a daily basis to enhance how we work. Despite our efforts to monitor evolving social media communication, our internal guidelines regarding the appropriate use of new technology and applicable and emerging rules, there is risk that the use of these tools by us or our employees may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of these tools in ways that may not comply with our policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Additionally, the use of artificial intelligence based software is increasing in the biopharmaceutical industry. As with many developing technologies, artificial intelligence based software presents risks and challenges that could affect its further development, adoption, and use, which could affect our business. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Use of artificial intelligence based software may also lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Incyte is committed to maintaining robust oversight and governance of potential cybersecurity risks and to implementing processes and controls that help us identify, assess and manage such risks. To date, we have not experienced a cybersecurity threat or incident that has resulted in a material adverse impact to our business or operations. However, we cannot guarantee that we will not experience such a threat or incident in the future, given the increasing sophistication of those responsible for cybersecurity incidents. While we seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence where practicable through our internal processes and tools, we remain potentially vulnerable to known or unknown threats. In some instances, we can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See "Item 1A. Risk Factors" for more information on our cybersecurity risks.
We aim to incorporate and align with industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify, manage and mitigate material cybersecurity risks. These include, among other things, having mechanisms in place to detect and monitor unusual network activity, utilizing vulnerability assessment scans and tools, and conducting external and internal penetration tests and security assessments using the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We engage third party experts to assist with numerous aspects of our cybersecurity program, including vulnerability assessment scans, penetration tests and security assessments. These outside experts are utilized on a rotating basis to enable us to receive multiple viewpoints on the security of our technological resources. Additionally, from time to time, our internal audit function, reviews and assesses various aspects of our cybersecurity program. We also engage in threat intelligence monitoring, including monitoring the dark web and zero-day vulnerability and attack information, and have processes in place to assess the potential cybersecurity impact or risk of any identified threats on our company, including potential impacts on our business partners and other parties with whom we share information. We actively engage with industry groups for peer benchmarking purposes and to stay current on best practices. We rely heavily on our vendors and other third party service providers in our clinical development activities as well as to manufacture and deliver our products, and a cybersecurity incident at a vendor or other third party service provider could have a material and adverse impact on our business, results of operations and financial condition. We have further processes in place to assess the cybersecurity risks associated with our vendors and other third-party service providers, and we require such providers to take appropriate precautions to protect our data and to notify us promptly in the event of any known or suspected data breach or cyber incident.
Our cybersecurity program is integrated into our broader approach to risk management, and ultimate oversight for the program sits with our Board of Directors. The Board of Directors is aided by its Audit and Finance Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit and Finance Committee or the Board of Directors generally occur at least twice annually, or more frequently as determined to be necessary or advisable.
Incyte’s Chief Information Security Officer (CISO) runs our cybersecurity program. Our CISO, who holds numerous cybersecurity and related certifications, including Certified Information Systems Security Professional, reports in to our Chief Information Officer (CIO). Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. They regularly report directly to the Audit and Finance Committee or the Board of Directors on our cybersecurity program and our efforts to prevent, detect, mitigate and remediate cybersecurity incidents. In addition, we have an escalation process in place to inform senior management and the Board of Directors of any material issues as they arise.
Item 2. Properties
Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We own three buildings comprising approximately 544,000 square feet of laboratory and office space at this site.
We lease approximately 112,000 square feet of office space in Chadds Ford, Pennsylvania.
We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our Japanese office in Tokyo. Our large molecule production facility is located in Yverdon, Switzerland. Our Canadian office is in Montreal.

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
Hervé Hoppenot, age 64, joined Incyte as President and Chief Executive Officer and a Director in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology US of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President US Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.
Pablo J. Cagnoni, age 60, joined Incyte in June 2023 as President and Head of Research and Development. From November 2022 to May 2023, Dr. Cagnoni served as Chief Executive of Laronde (now Sail Biomedicines), a Flagship Pioneering Company, and Executive Partner at Flagship Pioneering. Prior to joining Laronde and Flagship, he served as President and Chief Executive Officer of Rubius Therapeutics, Inc., a biotechnology company, from June 2018 until November 2022. From May 2015 until June 2018, Dr. Cagnoni served as President and Chief Executive Officer of Tizona Therapeutics, Inc., a privately held biotechnology company. Dr. Cagnoni previously served as President of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from October 2013 to April 2015 and Executive Vice President, Global Research and Development and Technical Operations from March 2013 to October 2013. Prior to Onyx, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology from October 2009 to March 2013. From 2007 to 2009, Dr. Cagnoni was Senior Vice President and Chief Medical Officer at Allos Therapeutics (acquired by Spectrum Pharmaceuticals) and, prior to that, Chief Medical Officer of OSI Pharmaceuticals (acquired by Astellas Pharma Inc.). Dr. Cagnoni received an M.D. from the University Buenos Aires School of Medicine, and completed post-doctoral work in Hematology and Oncology at the Mount Sinai Medical Center, New York, and in Stem Cell Transplantation at the University of Colorado Health Sciences Center.
Sheila Denton, age 58, joined Incyte in October 2023 as Executive Vice President, General Counsel and Corporate Secretary. Ms. Denton most recently served as Senior Vice President, General Counsel and Corporate Secretary of Boehringer Ingelheim USA, Inc., where she was responsible for the legal, compliance and policy teams for the human health, animal health and biopharmaceutical businesses. During her 19-year tenure with Boehringer Ingelheim, Ms. Denton held a number of other key leadership positions both in the United States and abroad, in multiple areas such as acquisitions, the generic businesses, and litigation. Prior to joining Boehringer Ingelheim, Ms. Denton was a partner in a New England-based law firm. Ms. Denton received her J.D. from Western New England College School of Law, and her B.S. in Business and Political Science from Sacred Heart University.

Jonathan E. Dickinson, age 56, has served as Executive Vice President and General Manager, Europe, since June 2019 and joined Incyte as Senior Vice President and General Manager, Europe in June 2016. Mr. Dickinson joined Incyte from ARIAD Pharmaceuticals (Luxembourg) S.à.r.l, the parent company of ARIAD Pharmaceuticals, Inc.’s European subsidiaries responsible for the development and commercialization of ICLUSIG in the European Union and other countries, where he most recently held the position of Senior Vice President and General Manager, Europe. Prior to joining ARIAD in February 2013, Mr. Dickinson served as European oncology brand lead at Bristol-Myers Squibb, a pharmaceutical company, and before that, he held several key leadership positions, including lifecycle leader, during his 13-year tenure at Hoffmann-La Roche, a pharmaceutical company. At Roche, he had assignments both in the United States and Switzerland that included leadership roles for Roche’s three leading oncology medicines. Mr. Dickinson began his career at Novartis, where he held commercial roles in its oncology and endocrinology businesses, including medical sales, product manager and business director in the United Kingdom. Mr. Dickinson received a B.S. in Genetics and an M.B.A. from the University of Nottingham.
Barry P. Flannelly, age 66, has served as Executive Vice President and General Manager, North America since June 2015 and joined Incyte as Executive Vice President, Business Development and Strategic Planning in August 2014. Prior to joining Incyte, he served as Chief Executive Officer of OSS Healthcare Inc., a biotechnology start-up company, from August 2013 to July 2014. He served as Vice President, Global Product Strategy and Commercial Planning of Nektar Therapeutics, a biopharmaceutical company, from April 2011 until April 2013, and as Senior Vice President, Commercial, of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from August 2008 until January 2011. Prior thereto, Dr. Flannelly held key positions at biopharmaceutical and pharmaceutical companies such as Abraxis BioScience, Inc. and Novartis. Dr. Flannelly earned his doctorate in pharmacy from the University of Maryland, School of Pharmacy, his master’s degree in business administration from the University of Baltimore, and his B.S. in Pharmacy from Massachusetts College of Pharmacy.
Vijay Iyengar, age 51, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development. Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company. From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. in Biology from Stanford University and earned his M.D. from Harvard Medical School.
Michael Morrissey, age 60, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations. He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.
Christiana Stamoulis, age 53, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer. Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company. From January 2014 until she joined Unum, Ms. Stamoulis was an independent advisor to biopharmaceutical companies. From 2009 until December 2013, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries. She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two B.S. degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.

Steven Stein, age 57, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, US Clinical Development & Medical Affairs at Novartis Pharmaceuticals. From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline. Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa, in 1990.
Paula J. Swain, age 66, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2023, our common stock was held by 112 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
A discussion of our financial performance for the year ended December 31, 2023 as compared to the year ended December 31, 2022 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financial-information/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.
Overview
Incyte is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. We are focused in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which comprises Myeloproliferative Neoplasms (MPNs), Graft-Versus-Host Disease (GVHD), solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (IAI), which includes our Dermatology commercial franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties. Our global headquarters is located in Wilmington, Delaware, where we conduct discovery, clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our other offices across Europe, as well as our Japanese office in Tokyo and our Canadian headquarters in Montreal.
Our portfolio focuses on areas of high unmet medical need and includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI (ruxolitinib), ICLUSIG (ponatinib), PEMAZYRE (pemigatinib) and OPZELURA (ruxolitinib) cream, as well as MINJUVI (tafasitamab) and MONJUVI (tafasitamab-cxix), which prior to our February 2024 acquisition of global rights to tafasitamab, were co-commercialized, and ZYNYZ (retifanlimab-dlwr).
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

Regulatory Achievements
In March 2023, under our collaboration agreement with MacroGenics, we received FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma.
In April 2023, the European Commission granted a marketing authorization for OPZELURA(ruxolitinib) cream 15mg/g for the treatment of non-segmental vitiligo with facial involvement in adults and adolescents from 12 years of age.
In September 2023, under our collaboration agreement with Novartis, we received the regulatory approval of JAKAVI (ruxolitinib) in GVHD by the Japanese Ministry of Health, Labour and Welfare.
In December 2023, the BLA was submitted for axatilimab in chronic graft-versus-host disease for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.
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
Product Revenues
Our product revenues consist of sales of JAKAFI, OPZELURA, ICLUSIG, PEMAZYRE, MINJUVI, and ZYNYZ. Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D coverage gap reimbursements in the United States. These sales allowances and accruals are recorded based on estimates which are described in detail below. Estimates are assessed as of the end of each reporting period and are updated to reflect current information. We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. As of December 31, 2023, a 5% change in our sales allowance and accruals would have had an approximate $64.3 million impact on our income before taxes.

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
Stock Compensation. Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience. The stock compensation process requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. For the years ending December 31, 2023 and 2022, our Black-Scholes assumptions included a weighted-average stock price volatility of 32% in 2023 and 36% in 2022, average expected option life of approximately five years and an estimated annualized forfeiture rate of 5%. The average risk-free interest rate assumption used in the Black-Scholes valuations increased from 2.14% in 2022 to 4.01% in 2023.
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
Results of Operations
Years Ended December 31, 2023 and 2022
We recorded net income for the years ended December 31, 2023 and 2022 of $597.6 million and $340.7 million, respectively. On a per share basis, basic net income was $2.67 and diluted net income was $2.65 for the year ended December 31, 2023. On a per share basis, basic net income was $1.53 and diluted net income was $1.52 for the year ended December 31, 2022.
Revenues

	For the Year Ended, December 31,
	2023	2022
	(in millions)
JAKAFI revenues, net	$2,593.7	$2,409.2
OPZELURA revenues, net	337.9	128.7
ICLUSIG revenues, net	111.6	105.8
PEMAZYRE revenues, net	83.6	83.5
MINJUVI revenues, net	37.1	19.7
ZYNYZ revenues, net	1.3	—
Total product revenues, net	3,165.2	2,746.9
JAKAVI product royalty revenues	367.6	331.6
OLUMIANT product royalty revenues	136.1	134.5
TABRECTA product royalty revenues	17.8	15.4
PEMAZYRE product royalty revenues	1.9	1.2
Total product royalty revenues	523.4	482.7
Milestone and contract revenues	7.0	165.0
Total revenues	$3,695.6	$3,394.6
The increase in JAKAFI product revenues from 2022 to 2023 was comprised of a volume increase of $135.3 million and a price increase of $49.2 million. The increase in OPZELURA net product revenues from 2022 to 2023 was driven by growth in patient demand, refills and expansion in payer coverage as the launch in atopic dermatitis and vitiligo continues. Our product revenues may fluctuate from period to period due to our customers’ purchasing patterns over the course of a year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Product revenues are recorded net of sales allowances. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Year Ended December 31, 2023	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2023	$25,316	$148,465	$25,580	$6,366	$205,727
Allowances for current period sales	132,062	994,597	136,745	11,986	1,275,390
Allowances for prior period sales	(729)	5,338	3,314	3,033	10,956
Credits/payments for current period sales	(114,055)	(811,357)	(135,550)	—	(1,060,962)
Credits/payments for prior period sales	(22,115)	(95,108)	(17,073)	(10,364)	(144,660)
Balance at December 31, 2023	$20,479	$241,935	$13,016	$11,021	$286,451
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS's statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2023, we have accrued approximately $59.5 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2023, is approximately 6.5%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The increase in OLUMIANT product royalty revenues for the year ended December 31, 2023 as compared to the corresponding period in 2022 includes unfavorable changes in foreign currency exchange rates. Product royalty revenues on commercial sales of PEMAZYRE by Innovent are based on net sales of licensed products in licensed territories as provided by Innovent.

Our milestone and contract revenues were $7.0 million and $165.0 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, our milestone and contract revenues were primarily derived from a regulatory milestone under the Novartis collaboration and license agreement. During the year ended December 31, 2022, our milestone and contract revenues were derived from total regulatory milestones achieved of $135.0 million, in addition to a $30.0 million upfront payment received upon our transfer of functional intellectual property to one of our collaboration partners.
Cost of Product Revenues

	For the Year Ended December 31,
	2023	2022
	(in millions)
Product costs	$89.2	$57.1
Salary and benefits related	11.9	9.5
Stock compensation	3.1	2.7
Royalty expense	128.2	116.2
Amortization of definite-lived intangible assets	22.6	21.5
Total cost of product revenues	$255.0	$207.0
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties owed under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. Cost of product revenues increased from 2022 to 2023 due primarily to growth in net product revenues and inventory reserves for obsolescence.
Operating Expenses
Research and development expenses

	For the Year Ended December 31,
	2023	2022
	(in millions)
Salary and benefits related	$399.1	$345.6
Stock compensation	126.7	112.5
Clinical research and outside services	936.7	978.9
Occupancy and all other costs	165.1	148.9
Total research and development expenses	$1,627.6	$1,585.9
We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2022 to 2023 due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The decrease in clinical research and outside services expense from 2022 to 2023 was primarily due to a decrease in one-time collaboration related expenses. The increase in total research and development expense from 2022 to 2023 was primarily due to continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements and the asset acquisition of Villaris in 2022, which were $36.7 million and $126.0 million for the years ended December 31, 2023 and 2022, respectively. Research and development expenses for the years ended December 31, 2023 and 2022 were net of $49.1 million and $52.2 million, respectively, of costs reimbursed by our collaborative partners.

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
Selling, general and administrative expenses

	For the Year Ended December 31,
	2023	2022
	(in millions)
Salary and benefits related	$300.1	$269.1
Stock compensation	86.1	73.2
Other contract services and outside costs	775.1	659.8
Total selling, general and administrative expenses	$1,161.3	$1,002.1
Salary and benefits related expense increased from 2022 to 2023 due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs was primarily due to expenses related to promotional activities to support the launch of OPZELURA for the treatment of vitiligo.
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2023 and 2022 was expense of $29.2 million and $12.1 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The loss on change in fair value of the contingent consideration during the years ended December 31, 2023 and 2022 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
(Profit) and loss sharing under collaboration agreements
Under the now terminated collaboration and license agreement with MorphoSys, which was executed in March 2020, we and MorphoSys were both responsible for the commercialization efforts of tafasitamab in the United States and will share equally the profits and losses from the co-commercialization efforts. For the year ended December 31, 2023 and 2022, our 50% share of the costs for tafasitamab was $2.0 million and $8.0 million, respectively, as recorded in (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. In February 2024, we entered into a purchase agreement with MorphoSys, as a result of which we now hold exclusive global rights for tafasitamab. See Note 18 of Notes to the Consolidated Financial Statements for further information relating to this agreement.
Interest income and other, net
Interest income and other, net. Interest income and other, net, for the years ended December 31, 2023 and 2022 was $172.3 million and $39.9 million, respectively. The increase in interest income and other, net primarily relates to an increase in interest earned on our cash equivalents and marketable securities generally due to higher interest rates.

Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains and (losses):

	For the Years Ended, December 31,
	2023	2022
	(in millions)
Agenus	$(18.9)	$(9.9)
Calithera	(0.2)	(0.9)
Merus	45.2	(58.0)
MorphoSys	22.9	(21.2)
Syndax	(5.5)	5.1
Syros	0.4	(2.7)
Total unrealized gain (loss) on long term investments	$43.9	$(87.6)
Provision for income taxes. The provision for income taxes for the years ended December 31, 2023 and 2022 was $236.6 million and $188.5 million, respectively.
Our effective tax rate of 28.4% for the year ended December 31, 2023 decreased as compared to 35.6% for the prior year period primarily due to the dilution of the rate impact of foreign losses with no associated tax benefit, an increase in the tax rate benefits associated with research and development and orphan drug tax credits and a decrease in certain non-deductible expenses.
Our effective tax rates for 2023 and 2022 were higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Liquidity and Capital Resources

	2023	2022
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$3,656.0	$3,239.0
Working capital	$3,405.0	$2,935.8
Year ended December 31:
Cash provided by (used in):
Operating activities	$496.5	$969.9
Investing activities	$(207.7)	$(78.5)
Financing activities	$(20.0)	$(0.8)
Capital expenditures (included in investing activities above)	$(32.5)	$(77.8)
Sources and Uses of Cash.
At December 31, 2023, we had available cash, cash equivalents and marketable securities of $3.7 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Cash provided by operating activities. The decrease in cash provided by operating activities from 2022 to 2023 was due primarily to changes in working capital.

Cash used in investing activities. Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. During 2023, net cash used in investing activities was $207.7 million, which represents purchases of marketable securities of $456.0 million, payments for intangible assets of $15.0 million, capital expenditures of $32.5 million, and purchases of long term investments of $10.0 million, offset in part by the sale and maturity of marketable securities of $305.8 million. During 2022, net cash used in investing activities was $78.5 million, which represents purchases of marketable securities of $79.9 million, capital expenditures of $77.8 million, offset in part by the sale and maturity of marketable securities of $79.2 million.
Cash used in financing activities. During 2023, net cash used in financing activities was $20.0 million, and in 2022, net cash used in financing activities was $0.8 million, respectively, consisting primarily of cash paid to ARIAD/Takeda for contingent consideration, offset in part by proceeds from the issuance of common stock under our stock plans net of tax withholdings.
Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 8 of Notes to the Consolidated Financial Statements.
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility, which was subsequently amended in May 2023. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility. The amendment to the credit facility is discussed further in Note 16 of Notes to the Consolidated Financial Statements.
Due to the full utilization of our research and development and orphan drug tax credit carryforwards generated in prior years, our U.S. tax liabilities continue to reflect the adverse impacts of the mandatory capitalization and amortization of research and development expenses as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such expenses.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2023, marketable securities were $442.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2023, the decline in fair value would not be material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S.

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $279.9 million as of December 31, 2023.
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
Philadelphia, Pennsylvania
February 13, 2024

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,213,376	$2,951,422
Marketable securities—available-for-sale (amortized cost $442,816 and $292,580 as of December 31, 2023 and 2022 respectively; allowance for credit losses $0 as of December 31, 2023 and 2022)	442,667	287,543
Accounts receivable	743,557	644,879
Inventory	62,972	41,995
Prepaid expenses and other current assets	182,830	167,011
Total current assets	4,645,402	4,092,850

Restricted cash	1,845	1,698
Long term investments	187,716	133,676
Inventory	206,965	78,964
Property and equipment, net	751,513	739,310
Finance lease right-of-use assets, net	25,535	26,298
Other intangible assets, net	123,545	129,219
Goodwill	155,593	155,593
Deferred income tax asset	631,886	457,941
Other assets, net	52,107	25,435
Total assets	$6,782,107	$5,840,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,601	$277,546
Accrued compensation	153,348	138,761
Accrued and other current liabilities	935,569	701,053
Finance lease liabilities	3,439	3,179
Acquisition-related contingent consideration	38,422	36,538
Total current liabilities	1,240,379	1,157,077

Acquisition-related contingent consideration	173,578	184,462
Finance lease liabilities	29,162	30,083
Other liabilities	149,151	99,243
Total liabilities	1,592,270	1,470,865

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 224,286,862 and 222,746,719 shares issued and outstanding as of December 31, 2023 and 2022, respectively	224	223
Additional paid-in capital	5,016,122	4,792,041
Accumulated other comprehensive income	13,106	15,069
Retained earnings (accumulated deficit)	160,385	(437,214)
Total stockholders’ equity	5,189,837	4,370,119
Total liabilities and stockholders’ equity	$6,782,107	$5,840,984
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenues, net	$3,165,168	$2,746,897	$2,322,012
Product royalty revenues	523,481	482,738	569,255
Milestone and contract revenues	7,000	165,000	95,000
Total revenues	3,695,649	3,394,635	2,986,267

Costs and expenses:
Cost of product revenues (including definite-lived intangible amortization)	254,990	206,997	150,991
Research and development	1,627,594	1,585,936	1,458,179
Selling, general and administrative	1,161,293	1,002,140	739,560
Loss on change in fair value of acquisition-related contingent consideration	29,202	12,149	14,741
(Profit) and loss sharing under collaboration agreements	2,045	7,973	37,019
Total costs and expenses	3,075,124	2,815,195	2,400,490

Income from operations	620,525	579,440	585,777
Interest income and other, net	172,348	39,932	10,647
Interest expense	(2,551)	(2,666)	(1,908)
Unrealized gain (loss) on long term investments	43,893	(87,590)	(24,072)
Income before provision (benefit) for income taxes	834,215	529,116	570,444
Provision (benefit) for income taxes	236,616	188,456	(378,137)
Net income	$597,599	$340,660	$948,581

Net income per share:
Basic	$2.67	$1.53	$4.30
Diluted	$2.65	$1.52	$4.27

Shares used in computing net income per share:
Basic	223,628	222,004	220,428
Diluted	225,928	223,958	222,074
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$597,599	$340,660	$948,581

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	25,772	13,065	(2,959)
Unrealized gain (loss) on marketable securities, net of tax	4,888	(3,918)	(1,289)
Defined benefit pension (loss) gain, net of tax	(32,623)	25,376	154
Other comprehensive (loss) income	(1,963)	34,523	(4,094)

Comprehensive income	$595,636	$375,183	$944,487
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2020	$219	$4,352,864	$(15,360)	$(1,726,455)	$2,611,268
Issuance of 1,324,926 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 264,503 shares of Common Stock under the ESPP	2	28,684	—	—	28,686
Issuance of 5,675 shares of Common Stock for services rendered	—	434	—	—	434
Stock compensation	—	185,129	—	—	185,129
Other comprehensive loss	—	—	(4,094)	—	(4,094)
Net income	—	—	—	948,581	948,581
Balances at December 31, 2021	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 1,348,122 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 308,413 shares of Common Stock under the ESPP	2	34,812	—	—	34,814
Issuance of 5,751 shares of Common Stock for services rendered	—	427	—	—	427
Stock compensation	—	189,691	—	—	189,691
Other comprehensive income	—	—	34,523	—	34,523
Net income	—	—	—	340,660	340,660
Balances at December 31, 2022	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 1,154,974 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 380,145 shares of Common Stock under the ESPP	1	7,285	—	—	7,286
Issuance of 5,024 shares of Common Stock for services rendered	—	321	—	—	321
Stock compensation	—	216,475	—	—	216,475
Other comprehensive loss	—	—	(1,963)	—	(1,963)
Net income	—	—	—	597,599	597,599
Balances at December 31, 2023	$224	$5,016,122	$13,106	$160,385	$5,189,837
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$597,599	$340,660	$948,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,660	67,855	57,844
Stock-based compensation	215,889	188,420	183,006
Deferred income taxes	(158,898)	57,091	(465,604)
Other, net	22,579	17,366	1,417
Unrealized (gain) loss on long term investments	(43,893)	87,590	24,072
Loss on change in fair value of acquisition-related contingent consideration	29,202	12,149	14,741
Changes in operating assets and liabilities:
Accounts receivable	(98,678)	(28,579)	(134,306)
Prepaid expenses and other assets	(42,491)	(30,739)	(64,080)
Inventory	(170,151)	(67,504)	(20,965)
Accounts payable	(167,945)	105,436	73,343
Accrued and other liabilities	230,614	220,196	131,439
Net cash provided by operating activities	496,487	969,941	749,488
Cash flows from investing activities:
Purchase of long term investments	(10,000)	—	(33,510)
Sale of long term investments	45	—	10,473
Capital expenditures	(32,486)	(77,833)	(181,006)
Payments for intangible assets	(15,000)	—	—
Purchases of marketable securities	(456,020)	(79,860)	(235,167)
Sale and maturities of marketable securities	305,784	79,151	231,511
Net cash used in investing activities	(207,677)	(78,542)	(207,699)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	35,836	61,115	58,626
Tax withholdings related to restricted and performance share vesting	(28,550)	(26,301)	(29,940)
Payment of finance lease liabilities	(3,360)	(2,862)	(2,417)
Payment of contingent consideration	(23,959)	(32,746)	(20,093)
Net cash (used in) provided by financing activities	(20,033)	(794)	6,176
Effect of exchange rates on cash, cash equivalents, and restricted cash	(6,676)	3,355	(3,570)
Net increase in cash, cash equivalents, and restricted cash	262,101	893,960	544,395
Cash, cash equivalents, and restricted cash at beginning of period	2,953,120	2,059,160	1,514,765
Cash, cash equivalents, and restricted cash at end of period	$3,215,221	$2,953,120	$2,059,160
Supplemental Schedule of Cash Flow Information
Income taxes paid	$378,206	$136,242	$67,731
Unpaid purchases of property and equipment	$5,052	$3,493	$27,098
Leased assets obtained in exchange for new operating lease liabilities	$5,275	$6,745	$14,416
Leased assets obtained in exchange for new finance lease liabilities	$2,257	$1,862	$1,513
See accompanying notes.

INCYTE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Organization and Business. Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix) and ZYNYZ® (retifanlimab-dlwr). Our operations are treated as one operating segment.
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
Accounts Receivable. As of December 31, 2023 and December 31, 2022, we had a de minimis amount of allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.
Inventory. Inventories are valued at the lower of cost and net realizable value. We use the specific identification method to account for commercial product manufactured by third-party contractors, which is our predominant source of inventory. We apply the first-in, first-out (FIFO) method to inventories produced at our internal manufacturing facility located in Yverdon, Switzerland. Inventories consist of costs of materials, including shipping and handling fees, third-party contract manufacturing, and allocable overhead associated with the production of our commercialized products. We capitalize inventory after regulatory approval from U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or Japanese Ministry of Health, Labour and Welfare (MHLW) as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to approval are recorded as research and development expense in our statements of operations.
Raw materials, active pharmaceutical ingredients ("API") and work-in-process inventory are monitored for obsolescence, as applicable, and generally the shelf life of the finished goods inventory is approximately 36 months from the start of manufacturing of the finished goods, with the exception of OPZELURA and ZYNYZ, which currently has an approximate shelf life of 24 months. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.
Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2023, there were no entities in which we held a variable interest which we determined to be VIEs.
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
Goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2023 and determined that the carrying value of our goodwill was not impaired.
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

Net Income Per Share. Our basic and diluted net income per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock, restricted stock units and performance stock units are included in diluted earnings per share calculations, unless the effects are anti-dilutive.
Accumulated Other Comprehensive Income. Accumulated other comprehensive income consists of unrealized gains or losses on our marketable debt securities that are classified as available-for-sale, foreign currency translation gains or losses and unrecognized actuarial gains or loss related to our defined benefit pension plan.
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
Product Revenues
Our product revenues consist of sales of JAKAFI, OPZELURA, PEMAZYRE and ZYNYZ in the U.S., sales of MINJUVI, PEMAZYRE, ICLUSIG and OPZELURA in Europe, and sales of PEMAZYRE in Japan. Product revenues are recognized at a point in time once we satisfy the performance obligation and control is transferred under the revenue recognition criteria as described above. We sell JAKAFI, OPZELURA, PEMAZYRE and ZYNYZ to our customers in the U.S., which include specialty and retail pharmacies, specialty distributors and wholesalers. We sell MINJUVI, PEMAZYRE, ICLUSIG and OPZELURA to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.
We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D coverage gap reimbursements in the U.S. Product shipping and handling costs are included in cost of product revenues.
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

Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2023, we had no revenues from intellectual property licenses recognized over time.
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
Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2023, 2022, and 2021, advertising expenses were approximately $221.9 million, $196.4 million, and $66.0 million, respectively.
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

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration consists of our future royalty obligations on future net revenues of ICLUSIG owed to Takeda Pharmaceutical Company Limited, which acquired ARIAD Pharmaceuticals, Inc. (“Takeda”). Acquisition-related contingent consideration was recorded on the acquisition date of June 1, 2016 at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations.
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
(Profit) and loss sharing under collaboration agreements. For the years ended December 31, 2023 and 2022, (profit) and loss sharing under collaboration agreements represents our 50% share of the United States loss for commercialization of MONJUVI (tafasitamab-cxix) under our agreement with MorphoSys, which is described in Note 7 below.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently analyzing the impact that ASU No. 2023-07 will have on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently analyzing the impact that ASU No. 2023-09 will have on our consolidated financial statements.

Note 2. Revenues
As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended, December 31,
	2023	2022	2021
JAKAFI revenues, net	$2,593,732	$2,409,225	$2,134,508
OPZELURA revenues, net	337,864	128,735	4,668
ICLUSIG revenues, net	111,623	105,838	109,395
PEMAZYRE revenues, net	83,642	83,445	68,531
MINJUVI revenues, net	37,057	19,654	4,910
ZYNYZ revenues, net	1,250	—	—
Total product revenues, net	3,165,168	2,746,897	2,322,012
JAKAVI product royalty revenues	367,583	331,575	337,991
OLUMIANT product royalty revenues	136,138	134,547	220,875
TABRECTA product royalty revenues	17,793	15,411	10,389
PEMAZYRE product royalty revenues	1,967	1,205	—
Total product royalty revenues	523,481	482,738	569,255
Milestone and contract revenues	7,000	165,000	95,000
Total revenues	$3,695,649	$3,394,635	$2,986,267
For further information on our revenue-generating contracts, refer to Note 7.
Note 3. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
December 31, 2023
Debt securities (government)	$442,816	$(149)	$442,667

December 31, 2022
Debt securities (government)	$292,580	$(5,037)	$287,543
Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2023 and 2022, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At December 31, 2023 and 2022, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2023 and 2022.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$3,213,376	$—	$—	$3,213,376
Debt securities (government)	—	442,667	—	442,667
Long term investments (Note 7)	187,716	—	—	187,716
Total assets	$3,401,092	$442,667	$—	$3,843,759

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$2,951,422	$—	$—	$2,951,422
Debt securities (government)	—	287,543	—	287,543
Long term investments (Note 7)	133,676	—	—	133,676
Total assets	$3,085,098	$287,543	$—	$3,372,641

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Acquisition-related contingent consideration	$—	$—	$212,000	$212,000
Total liabilities	$—	$—	$212,000	$212,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Acquisition-related contingent consideration	$—	$—	$221,000	$221,000
Total liabilities	$—	$—	$221,000	$221,000
The following is a roll forward of our Level 3 liabilities (in thousands):

	2023	2022
Balance at January 1,	$221,000	$244,000
Contingent consideration earned during the period but not yet paid	(10,260)	(9,286)
Payments made during the period	(27,942)	(25,863)
Change in fair value of contingent consideration	29,202	12,149
Balance at December 31,	$212,000	$221,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2023 and 2022 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The loss on change in fair value of the contingent consideration during the years ended December 31, 2023 and 2022 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
We generally make payments to Takeda quarterly based on the royalties earned in the previous quarter. As of December 31, 2023 and 2022, contingent consideration earned but not yet paid was $10.3 million and $9.3 million, respectively, and was included in accrued and other current liabilities.
Non-Recurring Fair Value Measurements
During the years ended December 31, 2023 and 2022, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.
Note 4. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. The above collaboration partners comprised, in aggregate, 20% and 20% of the accounts receivable balance as of December 31, 2023 and 2022, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

In November 2011, we began commercialization and distribution of JAKAFI, in April 2020, we began commercialization and distribution of PEMAZYRE and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers these products. The concentration of credit risk related to our JAKAFI, PEMAZYRE and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2023	2022	2021
Customer A	16%	19%	18%
Customer B	10%	11%	12%
Customer C	18%	18%	18%
Customer D	10%	10%	11%
Customer E	12%	14%	8%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in the aggregate, 40% and 41% of the accounts receivable balance as of December 31, 2023 and 2022, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of December 31, 2023 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.
Note 5. Acquisitions
On November 17, 2022, we completed our acquisition of 100% of the outstanding shares of Villaris Therapeutics, Inc. ("Villaris"). Villaris was an early-stage biopharma company focused on the development of novel antibody therapeutics for vitiligo. We evaluated the acquired set of activities and assets, and concluded that the acquisition of Villaris did not meet the definition of a business, as substantially all of the purchase price was concentrated in a single identifiable preclinical asset. Therefore, the transaction was accounted for as an asset acquisition.
Under the terms of the acquisition agreement, we made an upfront payment of $70.3 million in 2022, which was attributed to the fair value of the preclinical asset acquired. As the preclinical asset had no alternative future use at the date of acquisition, the entire upfront payment amount was expensed to research and development expense on the consolidated statement of operations for the year ended December 31, 2022. There were no material assets or liabilities recorded on the consolidated balance sheet as part of this acquisition. During December 2023, we made a $20.0 million development milestone payment to former Villaris stockholders for the initiation of the Phase 1 clinical trial of INCA034460 as a treatment for vitiligo, which was expensed to research and development expense on the consolidated statement of operations for the year ended December 31, 2023. Former Villaris stockholders are eligible to receive up to an additional $290.0 million upon achievement of certain regulatory milestones, as well as up to an additional $1.05 billion in commercial milestones on net sales of commercialized products. We will accrue for these milestone payments in the future when it becomes probable they will be achieved.

Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$23,282	$31,874
API and Work-in-process	209,793	54,455
Finished goods	36,862	34,630
Total inventory	$269,937	$120,959
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, API and work-in-process, and finished goods, inclusive of freight and inventoriable overhead. At December 31, 2023, $63.0 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2023, $207.0 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our consolidated statements of operations. At December 31, 2023, inventory with approximately $35.6 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 9 to 12 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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
Under this agreement, we initially were eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through December 31, 2023, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones.
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
In September 2023, we recognized a $5.0 million regulatory milestone for the approval of JAKAVI (ruxolitinib) in GVHD by the Japanese Ministry of Health, Labour and Welfare.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the years ended December 31, 2023, 2022 and 2021, such royalties on net sales within the United States totaled $122.1 million, $113.1 million and $99.6 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2023 and 2022, $375.6 million and $253.5 million, respectively, of accrued royalties were included in accrued and other current liabilities on the consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
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
Milestone and contract revenue under the Novartis agreement was $5.0 million, $60.0 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, for the years ended December 31, 2023, 2022 and 2021, we recorded $367.6 million, $331.6 million and $338.0 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the years ended December 31, 2023, 2022 and 2021 we recorded $17.8 million, $15.4 million and $10.4 million, respectively, of product royalty revenues related to Novartis net sales of TABRECTA worldwide.
Lilly - Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through December 31, 2023, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
Milestone and contract revenue under the Lilly agreement was $0.0 million, $70.0 million and $50.0 million, respectively, for the years ended December 31, 2023, 2022 and 2021. In addition, for the years ended December 31, 2023, 2022 and 2021, we recorded $136.1 million, $134.5 million and $220.9 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.
Lilly – Ruxolitinib
In March 2016, we entered into an amendment to the agreement with Lilly that amended the non-compete provision of the agreement to allow us to engage in the development and commercialization of ruxolitinib in the GVHD field. Lilly was eligible to receive up to $40.0 million in milestone payments relating to ruxolitinib in the GVHD field. Since the date of the amendment through December 31, 2023, we have fully paid Lilly milestones totaling $40.0 million.
Agenus
In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, which was amended in February 2017, the parties have agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. Under this agreement, we are responsible for all costs associated with discovery, preclinical, clinical development and commercialization activities for the currently active programs. Agenus will be eligible to receive tiered royalties on global net sales ranging from 6% to 12%, for all programs but one, in which Agenus will be eligible to receive 15% royalties on global net sales. The agreement may be terminated by us for convenience upon 12 months’ notice and also may be terminated under certain other circumstances, including material breach.
Since the inception of the agreement through December 31, 2023, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of December 31, 2023, we held an investment of approximately 12.1 million shares of Agenus Inc. common stock. The fair market value of our long term investment in Agenus Inc. at December 31, 2023 and 2022 was $10.0 million and $29.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded an unrealized loss of $18.9 million, an unrealized loss of $9.9 million and an unrealized gain of $4.6 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs. We hold worldwide exclusive development and commercialization rights to those programs and are responsible for all research, development and commercialization costs, subject to Merus’ option, subject to certain conditions, to co-fund development of up to two of such programs and participate in certain commercialization activities for one of those co-developed programs. If Merus exercises its co-funding option for a program, Merus would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing us for certain development costs incurred prior to the option exercise. Merus will also have the right to participate in a specified proportion of detailing activities in the United States for one of those co-developed programs.

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
During January 2023, August 2023 and December 2023, we paid Merus milestones of $2.5 million, $2.5 million and $1.0 million, respectively, which were recorded as research and development expense in our consolidated statements of operations. Since the inception of the agreement through December 31, 2023, we have paid and expensed Merus milestones totaling $9.0 million.
During August 2023, we purchased approximately 0.5 million shares of Merus’ common shares for an aggregate purchase price of $10.0 million in cash. As of December 31, 2023, we held an investment of approximately 4.0 million Merus common shares. The fair market value of our total long term investment in Merus as of December 31, 2023 and 2022 was $110.1 million and $54.9 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded an unrealized gain of $45.2 million, an unrealized loss of $58.0 million, and an unrealized gain of $48.1 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In July 2022, we amended our agreement with MacroGenics to reflect changes related to the payment of certain milestones and paid MacroGenics $30.0 million, which was recorded as research and development expense in our consolidated statements of operations in the third quarter of 2022.
In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the consolidated balance sheet as of December 31, 2023, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.

Since the inception of the agreement through December 31, 2023, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. After the amendment and subsequent payments, MacroGenics will be eligible to receive up to an additional $320.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the years ended December 31, 2023, 2022 and 2021, also included $51.5 million, $89.2 million and $72.3 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At December 31, 2023 and 2022, a total of $0.3 million and $2.9 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.
Syros
In January 2018, we entered into a Target Discovery, Research Collaboration and Option Agreement with Syros Pharmaceuticals, Inc. (“Syros”). Under this agreement, Syros used its proprietary gene control platform to identify novel therapeutic targets with a focus in myeloproliferative neoplasms and we received options to obtain exclusive worldwide rights to intellectual property resulting from the collaboration for up to seven validated targets. This agreement was terminated in October 2023.
As of December 31, 2023, we held an investment of approximately 0.1 million shares of Syros common stock. The fair market value of our long term investment in Syros as of December 31, 2023 and 2022 was $0.7 million and $0.3 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded an unrealized gain of $0.4 million, an unrealized loss of $2.7 million and an unrealized loss of $7.1 million, respectively, based on the change in fair value of Syros’ common stock during the respective periods.
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
MorphoSys is eligible to receive up to $737.5 million in future contingent development and regulatory milestones and up to $315.0 million in commercialization milestones as well as tiered royalties ranging from the mid-teens to mid-twenties of net sales outside of the United States. MorphoSys’ right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising tafasitamab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. Since the inception of the agreement through December 31, 2023, we have paid MorphoSys milestones totaling $2.5 million, all of which have previously been recorded as research and development expenses.

As of December 31, 2023, we held an investment of approximately 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG. The fair market value of our long term investment in MorphoSys AG as of December 31, 2023 and 2022 was $35.9 million and $13.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021 we recorded an unrealized gain of $22.9 million, an unrealized loss of $21.2 million, and an unrealized loss of $68.7 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.
Our 50% share of the United States loss for the commercialization of tafasitamab for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $8.0 million, and $37.0 million respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. Research and development expenses for the years ended December 31, 2023, 2022 and 2021, included $76.1 million, $99.7 million, and $77.0 million, respectively, of costs for tafasitamab including our 55% share of the co-development costs. At December 31, 2023 and 2022, $18.8 million and $28.5 million, respectively, was included in accrued and other liabilities on the consolidated balance sheet for amounts due to MorphoSys under the agreement.
During February 2024, we entered into a purchase agreement with MorphoSys, as a result of which we now hold exclusive global rights for tafasitamab. See Note 18 for further information relating to this agreement.
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
Under the terms of our agreement, we received exclusive commercialization rights to axatilimab outside of the United States, and share commercialization rights in the United States with Syndax. We are responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan.
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
As of December 31, 2023, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of December 31, 2023 and 2022 was $30.7 million and $36.2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded an unrealized loss of $5.5 million, and unrealized gain of $5.1 million, and an unrealized gain of $6.3 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the year ended December 31, 2023, includes $25.8 million related to our 55% share of the co-development costs for axatilimab. At December 31, 2023, $1.8 million was included in accrued and other liabilities on the consolidated balance sheet for amounts due to Syndax under the agreement.

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
Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Office equipment	$23,417	$22,734
Laboratory equipment	220,677	192,141
Computer equipment	147,570	92,115
Land	10,931	10,429
Building and leasehold improvements	584,755	564,170
Operating lease right-of-use assets	20,553	23,311
Construction in progress	13,544	47,224
	1,021,447	952,124
Less accumulated depreciation and amortization	(269,934)	(212,814)
Property and equipment, net	$751,513	$739,310
Depreciation expense, including amortization expense of leasehold improvements, was $60.1 million, $46.3 million and $36.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,
	2023	2022
Current
Operating lease liabilities	$5,686	$8,195
Finance lease liabilities	3,439	3,179
Noncurrent
Operating lease liabilities	14,284	14,109
Finance lease liabilities	29,162	30,083
Total lease liabilities	$52,571	$55,566

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2024	$6,506	$4,641
2025	3,413	4,280
2026	2,893	3,829
2027	2,903	3,139
2028	2,378	2,856
After 2028	4,551	20,809
Total lease cash payments	$22,644	$39,554
Less: discount	2,674	6,953
Present value of lease liabilities	$19,970	$32,601
The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 was $9.4 million, $11.8 million and $14.3 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2023, 2022 and 2021 was $3.4 million, $2.9 million and $2.4 million respectively, in financing cash flows.
As of December 31, 2023, our finance and operating leases had a weighted average lease term of approximately 10.8 years and 5.8 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases was approximately 4.0% and 3.9%, respectively.
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
For the year ended December 31, 2023, we incurred approximately $9.8 million of expense related to our operating leases, approximately $3.5 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2022, we incurred approximately $11.7 million of expense related to our operating leases, approximately $3.1 million of amortization on our finance lease right-of-use assets and approximately $1.4 million of interest expense on our finance lease liabilities. For the year ended December 31, 2021, we incurred approximately $14.2 million of expense related to our operating leases, approximately $2.7 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities.
Note 9. Intangible Assets and Goodwill
Intangible Assets, Net
The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2023			Balance at December 31, 2022
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$163,318	$107,682	$271,000	$141,781	$129,219
Capitalized milestone payments	13.3	$17,000	$1,137	$15,863	$—	$—	$—

Amortization expense was $22.5 million for the year ended December 31, 2023, and amortization expense was $21.5 million for the years ended December 31, 2022 and 2021 and is recorded in cost of product revenues on the consolidated statement of operations. Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$22,817	$22,817	$22,817	$22,817	$22,817	$9,460
Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2023 and 2022.
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Royalties	$387,362	$263,466
Clinical related costs	109,618	130,570
Sales allowances	279,914	192,133
Sales and marketing	37,369	31,149
Accrued taxes	42,295	7,108
Operating lease liabilities	5,686	8,195
Other current liabilities	73,325	68,432
Total accrued and other current liabilities	$935,569	$701,053
Note 11. Stockholders' Equity
Preferred Stock. We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2023 and 2022. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.
Common Stock. We are authorized to issue 400,000,000 shares of common stock.
Stock Compensation Plans. As of December 31, 2023, we had a total of 11,557,443 shares of our common stock available for future issuance related to our stock plans as described below.
2010 Stock Incentive Plan. In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended in April 2023, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, RSUs and PSUs.
In June 2023, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 53,953,475 to 66,453,475.
Stock Options
Options are granted to employees, consultants, and scientific advisors under the 2010 Stock Plan. Options are also granted under the 2010 Stock Plan to non-employee members of our Board of Directors, pursuant to a formula set forth in the 2010 Stock Plan. All options are exercisable at the fair market value of the stock on the date of grant.

In July 2016, we revised the terms of our annual stock option grants to provide that new option grants would generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments. Previously, our option grants generally had seven-year terms and vested over three years, with 33% vesting after one year and the remainder vesting in 24 equal monthly installments. Non-employee director options expire after 10 years and vest in full on the first anniversary of the date of grant or, if earlier, the date of the next annual meeting of stockholders.
Option activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2022	12,650,359	$87.25
Options granted	1,443,064	$69.60
Options exercised	(231,417)	$67.05
Options cancelled	(1,404,848)	$88.87
Balance at December 31, 2023	12,457,158	$85.40
Options to purchase a total of 9,743,775, 8,952,289 and 8,024,951 shares as of December 31, 2023, 2022 and 2021, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 were $3.2 million, $6.0 million and $12.7 million, respectively. At December 31, 2023, the aggregate intrinsic value of options outstanding and vested options are $2.0 million and $1.9 million, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2023 under the 2010 Stock Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$49.01 - $68.62	1,752,776	6.94	$64.26	904,749	$67.01
$68.70 - $72.27	1,279,346	5.25	71.94	1,207,361	72.08
$72.66 - $76.95	1,271,472	7.27	74.75	789,924	74.69
$77.03 - $80.50	1,310,294	6.69	79.18	945,947	79.64
$80.56 - $83.58	1,502,140	7.63	83.26	873,400	83.23
$83.83 - $85.52	1,269,328	4.36	84.61	1,222,325	84.60
$85.60 - $94.63	1,269,423	5.82	91.66	1,097,345	92.06
$95.34 - $106.47	1,326,730	5.03	101.65	1,227,075	101.33
$107.69 - $128.34	1,332,485	2.98	118.11	1,332,485	118.11
$132.00 - $138.52	143,164	2.83	134.76	143,164	134.76
	12,457,158			9,743,775
Restricted Stock Units and Performance Shares
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

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the years ended December 31, 2023, 2022 and 2021, we recorded $17.2 million, $7.8 million and $8.3 million, respectively, of stock compensation expense for PSUs on our consolidated statements of operations.
RSU and PSU award activity under the 2010 Stock Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2022	5,187,592	$81.24
RSUs granted	3,576,242	$65.26
PSUs granted	300,512	$61.76
RSUs released	(1,264,781)	$83.43
PSUs released	(108,712)	$102.44
RSUs cancelled	(412,446)	$76.61
PSUs cancelled	(113,065)	$70.57
Balance at December 31, 2023	7,165,342	$72.17
The following table summarizes our shares available for grant under the 2010 Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2022	5,056,370
Additional authorization	12,500,000
Options, RSUs and PSUs granted	(9,196,930)
Options, RSUs and PSUs cancelled	2,455,586
Balance at December 31, 2023	10,815,026
Employee Stock Purchase Plan. On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in April 2023 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. In June 2023, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the ESPP from 9,600,000 to 10,350,000. We issued 380,145, 308,413 and 264,503 shares under the ESPP in 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded stock compensation expense of $5.1 million, $4.7 million and $4.6 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2023, 742,417 shares remain available for issuance under the ESPP.

Note 12. Stock Compensation
We recorded $215.9 million, $188.4 million and $183.0 million, respectively, of stock compensation expense for the years ended December 31, 2023, 2022 and 2021. Stock compensation expense within the consolidated statements of operations included research and development expense for the years ended December 31, 2023, 2022 and 2021 of $126.7 million, $112.5 million and $114.3 million, respectively. Stock compensation expense within the consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2023, 2022 and 2021 of $86.1 million, $73.2 million and $67.0 million, respectively. Stock compensation expense within the consolidated statements of operations also included cost of product revenues for the years ended December 31, 2023, 2022 and 2021 of $3.1 million, $2.7 million and $1.7 million, respectively.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options For the year ended December 31,			Employee Stock Purchase Plan For the year ended December 31,
	2023	2022	2021	2023	2022	2021
Average risk-free interest rates	4.01%	2.14%	0.62%	4.72%	3.74%	0.40%
Average expected life (in years)	5.05	4.90	5.01	0.50	0.50	0.50
Volatility	32%	36%	39%	25%	25%	33%
Weighted-average fair value (in dollars)	24.35	26.06	29.03	12.68	14.99	18.02
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
Total compensation cost of options granted but not yet vested as of December 31, 2023, was $30.0 million, which is expected to be recognized over the weighted average period of 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2023, was $235.4 million, which is expected to be recognized over the weighted average period of 1.7 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2023, was $17.0 million, which is expected to be recognized over the weighted average period of 1.9 years, should the underlying performance conditions be deemed probable of achievement.
Note 13. Income Taxes
We are subject to U.S. federal, state and foreign corporate income taxes. The provision (benefit) for income taxes is based on income before provision (benefit) for income taxes as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$1,084,254	$766,781	$991,873
Non-U.S.	(250,039)	(237,665)	(421,429)
Income before provision (benefit) for income taxes	$834,215	$529,116	$570,444

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$344,407	$90,088	$50,565
State	48,106	38,136	32,505
Foreign	3,001	3,141	4,397
	395,514	131,365	87,467
Deferred:
Federal	(139,468)	62,107	(407,852)
State	(19,625)	(3,709)	(57,677)
Foreign	195	(1,307)	(75)
	(158,898)	57,091	(465,604)
Total provision (benefit) for income taxes	$236,616	$188,456	$(378,137)
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
A reconciliation of income taxes at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision at U.S. federal statutory rate	$175,185	$111,114	$119,793
State and local income taxes	21,145	26,767	34,461
Foreign tax rate differential	(96,434)	13,670	55,171
Income tax credits	(1,433,507)	(30,505)	(55,139)
Change in valuation allowance	1,572,951	67,056	(523,279)
Foreign-derived intangible income	(32,891)	(36,748)	(28,259)
Stock based compensation	20,971	19,704	15,497
Acquisitions accounted for as research and development expenses	4,200	14,700	—
Other	4,996	2,698	3,618
Provision (benefit) for income taxes	$236,616	$188,456	$(378,137)
The foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate of 21%. It also includes a tax benefit associated with the remeasurement of foreign deferred tax assets resulting from the cancellation of a tax holiday. The income tax credits in the table above includes a tax benefit associated with the issuance of non-refundable Swiss income tax credits. The remeasurement of foreign deferred tax assets and the Swiss income tax credits are fully offset with a valuation allowance in the table above.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$326,446	$182,193
Income tax credits	1,441,981	17,141
Capitalized research and development	457,603	265,140
Deferred revenue and accruals	130,291	72,657
Non-cash compensation	96,469	83,138
Acquisition-related contingent consideration	30,298	30,483
Intangibles, net	233,311	257,614
Long term investments	42,975	54,662
Other	9,044	9,600
Total gross deferred tax assets	2,768,418	972,628
Less valuation allowance for deferred tax assets	(2,096,318)	(472,125)
Net deferred tax assets	$672,100	$500,503

Deferred tax liabilities:
Property and equipment	$(34,757)	$(33,683)
Other	(5,457)	(8,879)
Total gross deferred tax liabilities	(40,214)	(42,562)
Net deferred tax assets	$631,886	$457,941
The valuation allowance for deferred tax assets increased by approximately $1.6 billion during the year ended December 31, 2023 and increased by approximately $63.9 million during the year ended December 31, 2022. The valuation allowance increase during 2023 was primarily due to the issuance of non-refundable Swiss income tax credits, future deductible temporary differences mainly associated with U.S. research and development expenses required to be capitalized and amortized under the Tax Cuts and Jobs Act of 2017, as well as foreign net operating losses (“NOLs”), which are not more-likely-than-not to be realized as of December 31, 2023.
During the year ended December 31, 2023, our gross deferred tax assets increased by $1.8 billion primarily due to our Swiss subsidiaries being granted approximately $1.4 billion of non-refundable income tax credits, the mandatory capitalization of research and development expenses and the remeasurement of foreign deferred tax assets. The Swiss credits are available for use during the periods 2023 through 2028, however due to the subsidiaries' historical cumulative loss position, we have recorded a full valuation allowance at this time as it is more-likely-than-not that the credits would expire unused. The valuation allowance position will continue to be monitored in the future.
As of December 31, 2023, we had NOL carryforwards, research and development credit carryforwards and foreign income tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
State	$294,342	2024 through 2043; indefinite
Foreign	2,145,243	2024 through 2030
Research and development credit carryforwards
State	14,956	2024 through 2041
Swiss income tax credit carryforwards	1,429,193	2028

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized, we would recognize a tax benefit of $59.1 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$73,040	$62,359
Additions related to prior periods tax positions	3,687	5,027
Reductions related to prior periods tax positions	(10,382)	(2,087)
Additions related to current period tax positions	3,019	8,290
Settlements	(209)	(104)
Reductions due to lapse of applicable statute of limitations	(33)	(356)
Currency translation adjustment	23	(89)
Balance at end of year	$69,145	$73,040
Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the years ending December 31, 2023 and 2022, we recorded interest and penalties as a component of income tax expense of $4.9 million and $3.8 million, respectively. We believe that it is reasonably possible that a decrease of up to $22.0 million in unrecognized tax benefits may be necessary within the next twelve months due to a lapse in the statute of limitations.
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
Note 14. Net Income Per Share
Our basic net income per share is computed by dividing the net income by the number of weighted average common shares outstanding during the period. Our diluted net income per share is computed by dividing net income by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and PSUs.

Net income per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Basic Net Income Per Share
Basic net income	$597,599	$340,660	$948,581

Weighted average common shares outstanding	223,628	222,004	220,428

Basic net income per share	$2.67	$1.53	$4.30

Diluted Net Income Per Share
Diluted net income	$597,599	$340,660	$948,581

Weighted average common shares outstanding	223,628	222,004	220,428
Dilutive stock options and awards	2,300	1,954	1,646
Weighted average shares used to compute diluted net income per share	225,928	223,958	222,074

Diluted net income per share	$2.65	$1.52	$4.27
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	2023	2022	2021
Outstanding stock options and awards	12,710,250	10,946,703	10,106,837
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $18.9 million, $18.7 million and $16.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2023 for the plans was determined using a discount rate of 1.30% and rate of compensation increase of 2.25%. The 2023 net periodic benefit cost for the plans was determined using discount rates of 2.20%, rates of compensation increase of 2.25% and long term expected return on plan assets of 5.80%. The benefit obligation at December 31, 2022 for the plans was determined using a discount rate of 2.20% and rate of compensation increase of 2.25%. The 2022 net periodic benefit cost for the plans was determined using discount rates of 0.20%, rates of compensation increase of 2.00% and long term expected return on plan assets of 4.50%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Benefit obligation, beginning of year	$113,705	$131,966
Employer service cost	7,711	9,855
Interest cost	2,280	251
Plan participants' contributions	4,534	3,649
Actuarial loss (gain)	26,682	(33,783)
Transfer of benefits net of payments from fund	1,866	3,295
Expenses paid from assets	(118)	(87)
Translation loss (gain)	13,007	(1,441)
Benefit obligation, end of year	169,667	113,705

Fair value of plan assets, beginning of year	102,023	93,995
Actual return on plan assets	140	(5,257)
Employer contributions	9,955	7,617
Plan participants' contributions	4,534	3,649
Transfer of benefits net of payments from fund	1,866	3,295
Expenses paid from assets	(118)	(87)
Translation gain (loss)	10,082	(1,189)
Fair value of plan assets, end of year	128,482	102,023

Unfunded liability, end of year	$41,185	$11,682
The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022. The accumulated benefit obligation is $157.9 million and $105.1 million as of December 31, 2023 and 2022, respectively.
The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service cost	$7,711	$9,855	$7,977
Interest cost	2,280	251	92
Expected return on plan assets	(5,688)	(4,184)	(60)
Amortization of prior service cost	771	773	217
Amortization of actuarial losses	—	356	1,154
Net periodic benefit cost	$5,074	$7,051	$9,380
The components of net periodic benefit cost other than the service cost component are included in interest income and other, net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive income (loss) were as follows, net of tax (in thousands):

	Year Ended December 31,
	2023	2022	2021
Pension (asset) liability, beginning of year	$(1,699)	$23,677	$23,831
Plan amendment	—	—	6,017
Net prior service costs	(771)	(773)	(217)
Net loss (gain)	33,394	(24,603)	(5,954)
Pension liability (asset), end of year	$30,924	$(1,699)	$23,677
We expect to contribute a total of $10.0 million to the pension plans in 2024. The following payments are expected to be paid from the fund (in thousands):

2024	$6,632
2025	7,586
2026	7,103
2027	7,964
2028	8,463
2029-2033	56,005
Total	$93,753
Note 16. Commitments and Contingencies
Commitments
In August 2021, we entered into a revolving credit and guaranty agreement, which was subsequently amended in May 2023 (as amended, the “Credit Agreement”), among the Incyte Corporation, as borrower, subsidiary Incyte Holdings Corporation, as a guarantor, a group of lenders (the “Lenders”), and J.P. Morgan Chase Bank, N.A. as administrative agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $500.0 million that matures in August 2024. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma consolidated leverage ratio would not exceed 0.25:1.00 above its consolidated leverage ratio in effect immediately prior to giving effect to such increase.
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
During May 2023, we amended the Credit Agreement to replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking Secured Overnight Financing Rate ("SOFR") term rate administered by CME Group Benchmark Administration Limited. As a result of this amendment, we can borrow at Term SOFR plus a credit spread adjustment of 0.10% subject to a floor of zero.
As of December 31, 2023, we were in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding.

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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS's statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2023, we have accrued approximately $59.5 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2023, is approximately 6.5%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States.
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
During the year ended December 31, 2023, total revenues generated by subsidiaries in the United States was approximately $3.5 billion and total revenues generated from subsidiaries in Europe and Japan was approximately $179.3 million. During the year ended December 31, 2022, total revenues generated by subsidiaries in the United States was approximately $3.2 billion and total revenues generated from subsidiaries in Europe was approximately $147.0 million. During the year ended December 31, 2021, total revenues generated by subsidiaries in the United States was approximately $2.9 billion and total revenues generated from subsidiaries in Europe was approximately $124.1 million.
As of December 31, 2023, property and equipment, net was approximately $432.3 million in the United States, approximately $314.4 million in Europe and approximately $4.8 million in Japan. As of December 31, 2022, property and equipment, net was approximately $442.0 million in the United States and approximately $295.8 million in Europe and approximately $1.5 million in Japan.

Note 18. Subsequent Event
On February 5, 2024, we entered into a purchase agreement with MorphoSys that became effective as of that date, as a result of which we now hold exclusive global rights for tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). Under the terms of the new agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We will recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys will no longer be eligible to receive future milestone, profit split and royalty payments under our prior agreement with MorphoSys, which agreement has now been terminated. Under the purchase agreement, we have become the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. Xencor is entitled to receive up to $186.5 million in future contingent development and regulatory milestones, and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 13, 2024

Item 9B. Other Information
(b) During the three months ended December 31, 2023, no director of officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934.
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be held on June 12, 2024 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.
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

3(ii)	Bylaws of the Company, as amended as of July 27, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to the Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.2
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1#
Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended on April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2023).

Exhibit Number	Description of Document
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

10.7#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.8#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended on April 13, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2023).
10.9#
Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), Christiana Stamoulis (effective as of February 11, 2019), Steven H. Stein (effective as of March 2, 2015), Vijay K. Iyengar (effective as of May 9, 2016), Pablo J. Cagnoni (effective as of June 7, 2023) and Sheila A. Denton (effective as of October 2, 2023) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.13#
Offer of Employment Letter, dated April 21, 2023, from the Company to Pablo J. Cagnoni (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.14†
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

10.14.2††
Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.15†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Document
10.15.1†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.15.2†
Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.15 .3†
Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15.4††
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

10.16 †
License, Development and Commercialization Agreement, dated as of January 9, 2015, by and among the Company, Incyte Europe S.à.r.l. (a wholly owned subsidiary of the Company), Agenus Inc. and 4-Antibody AG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.16.1†
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

10.17
Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.18
Revolving Credit and Guaranty Agreement, dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.18.1
Amendment No. 1, dated as of May 10, 2023, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021 among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
97.1*	Incyte Corporation Policy for Recoupment of Erroneously Awarded Compensation.
101	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been granted with respect to certain portions of these agreements.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
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

Hervé Hoppenot
President and Chief Executive Officer
Date: February 13, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hervé Hoppenot, Christiana Stamoulis, and Sheila Denton, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HERVÉ HOPPENOT	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 13, 2024
Hervé Hoppenot

/s/ CHRISTIANA STAMOULIS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2024
Christiana Stamoulis

/s/ THOMAS TRAY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2024
Thomas Tray

/s/ JULIAN C. BAKER	Director	February 13, 2024
Julian C. Baker

/s/ JEAN-JACQUES BIENAIMÉ	Director	February 13, 2024
Jean-Jacques Bienaimé

/s/ OTIS W. BRAWLEY	Director	February 13, 2024
Otis W. Brawley

/s/ PAUL J. CLANCY	Director	February 13, 2024
Paul J. Clancy

/s/ JACQUALYN A. FOUSE	Director	February 13, 2024
Jacqualyn A. Fouse

/s/ EDMUND P. HARRIGAN	Director	February 13, 2024
Edmund P. Harrigan

/s/ KATHERINE A. HIGH	Director	February 13, 2024
Katherine A. High

/s/ SUSANNE SCHAFFERT	Director	February 13, 2024
Susanne Schaffert