Form 10-K/A
period 2023-12-31
INCYTE CORP
filed 2024-02-16
CIK 879169

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
As of February 6, 2024 there were 224,526,128 shares of Common Stock, $.001 par value per share, outstanding.

Auditor Name: Ernst & Young LLP	Auditor Location: Philadelphia, Pennsylvania	PCAOB ID: 42
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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on February 13, 2024 (the “Original Form 10-K”) of Incyte Corporation (the “Company,” “we” or “our”). We are filing this Amendment solely to correct an administrative error that resulted in an incorrect document being filed with the Original Form 10-K as Exhibit 97.1, Incyte Corporation Policy for Recoupment of Erroneously Awarded Compensation. The correct document is filed as Exhibit 97.1 attached hereto.
This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 97.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are filing as exhibits to this Amendment new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements or financial information has been included in this Amendment and this Amendment does not contain or amend disclosure pursuant to Item 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of those certifications have been omitted. We are also not including certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002) as this Amendment includes no financial statements.
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

21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
31.3**	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.4**	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1*+	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2*+	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
97.1**	Incyte Corporation Policy for Recoupment of Erroneously Awarded Compensation.
101	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.INS*	XBRL Instance Document

Exhibit Number	Description of Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed with the Original Form 10-K.
**	Filed herewith.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 to the Original Form 10-K are deemed to accompany the Original Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Confidential treatment has been granted with respect to certain portions of these agreements.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
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
Date: February 16, 2024
4