Form 10-Q
period 2024-03-31
INCYTE CORP
filed 2024-04-30
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 224,540,751 as of April 23, 2024.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	March 31, 2024	December 31, 2023*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,346,204	$3,213,376
Marketable securities—available-for-sale (amortized cost $506,379 and $442,816 as of March 31, 2024 and December 31, 2023, respectively; allowance for credit losses $0 as of March 31, 2024 and December 31, 2023)	504,484	442,667
Accounts receivable	745,526	743,557
Inventory	63,642	62,972
Prepaid expenses and other current assets	189,235	182,830
Total current assets	4,849,091	4,645,402

Restricted cash	1,627	1,845
Long term investments	287,663	187,716
Inventory	264,292	206,965
Property and equipment, net	719,999	751,513
Finance lease right-of-use assets, net	25,533	25,535
Other intangible assets, net	117,841	123,545
Goodwill	155,593	155,593
Deferred income tax asset	666,566	631,886
Other assets, net	47,400	52,107
Total assets	$7,135,605	$6,782,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,238	$109,601
Accrued compensation	89,109	153,348
Accrued and other current liabilities	1,102,268	935,569
Finance lease liabilities	3,678	3,439
Acquisition-related contingent consideration	37,160	38,422
Total current liabilities	1,396,453	1,240,379

Acquisition-related contingent consideration	164,840	173,578
Finance lease liabilities	28,934	29,162
Other liabilities	151,107	149,151
Total liabilities	1,741,334	1,592,270

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 224,533,449 and 224,286,862 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	224	224
Additional paid-in capital	5,070,286	5,016,122
Accumulated other comprehensive (loss) income	(6,172)	13,106
Retained earnings	329,933	160,385
Total stockholders’ equity	5,394,271	5,189,837
Total liabilities and stockholders’ equity	$7,135,605	$6,782,107
*The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenues, net	$729,923	$693,237
Product royalty revenues	125,966	115,436
Milestone and contract revenues	25,000	—
Total revenues	880,889	808,673

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	60,956	56,822
Research and development	429,260	406,641
Selling, general and administrative	300,256	315,606
(Gain) loss on change in fair value of acquisition-related contingent consideration	(456)	6,196
(Profit) and loss sharing under collaboration agreements	(1,025)	(1,362)
Total costs, expenses and other	788,991	783,903

Income from operations	91,898	24,770
Interest income and other, net	44,744	32,873
Interest expense	(430)	(469)
Unrealized gain (loss) on long term investments	99,947	(5,318)
Income before provision for income taxes	236,159	51,856
Provision for income taxes	66,611	30,153
Net income	$169,548	$21,703

Net income per share:
Basic	$0.76	$0.10
Diluted	$0.75	$0.10

Shares used in computing net income per share:
Basic	224,484	222,960
Diluted	227,219	225,589
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$169,548	$21,703

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(17,820)	3,260
Unrealized (loss) gain on marketable securities, net of tax	(1,746)	2,420
Defined benefit pension gain, net of tax	288	193
Other comprehensive (loss) income	(19,278)	5,873

Comprehensive income	$150,270	$27,576
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balance at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balances at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$169,548	$21,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,947	19,211
Stock-based compensation	59,778	53,379
Deferred income taxes	(34,251)	(22,163)
Other, net	2,954	(2,651)
Unrealized (gain) loss on long term investments	(99,947)	5,318
(Gain) loss on change in fair value of acquisition-related contingent consideration	(456)	6,196
Changes in operating assets and liabilities:
Accounts receivable	(1,969)	21,091
Prepaid expenses and other assets	(1,698)	(24,354)
Inventory	(57,197)	(33,320)
Accounts payable	54,637	(221,913)
Accrued and other liabilities	105,465	71,900
Net cash provided by (used in) operating activities	218,811	(105,603)
Cash flows from investing activities:
Sale of long term investments	—	45
Capital expenditures	(9,549)	(11,906)
Payments for intangible assets	—	(15,000)
Purchases of marketable securities	(165,808)	(54,887)
Sale and maturities of marketable securities	102,245	53,189
Net cash used in investing activities	(73,112)	(28,559)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	477	13,988
Tax withholdings related to restricted and performance share vesting	(6,174)	(2,753)
Payment of finance lease liabilities	(871)	(802)
Payment of contingent consideration	(5,845)	(6,424)
Net cash (used in) provided by financing activities	(12,413)	4,009
Effect of exchange rates on cash, cash equivalents, and restricted cash	(676)	(199)
Net increase (decrease) in cash, cash equivalents, and restricted cash	132,610	(130,352)
Cash, cash equivalents, and restricted cash at beginning of period	3,215,221	2,953,120
Cash, cash equivalents, and restricted cash at end of period	$3,347,831	$2,822,768
Supplemental Schedule of Cash Flow Information
Income taxes paid	$2,691	$7,107
Unpaid purchases of property and equipment	$383	$3,059
Leased assets obtained in exchange for new operating lease liabilities	$—	$809
Leased assets obtained in exchange for new finance lease liabilities	$550	$385
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix), and ZYNYZ® (retifanlimab-dlwr). Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from our audited consolidated financial statements.
Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Accounting Pronouncements and Regulatory Updates
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2023-07 will have on our annual consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU No. 2023-09 will have on our consolidated financial statements.
In March 2024, the SEC issued Release Nos. 33-11275; 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” to require public companies to provide certain climate-related information in their registration statements and annual reports. The compliance dates for the rules amended by this release begin in fiscal year 2025 for large accelerated filers. On April 4, 2024, the SEC issued an order staying the newly adopted rules. We are currently evaluating the impact of this release on our financial disclosures.
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
JAKAFI revenues, net	$571,839	$579,969
OPZELURA revenues, net	85,724	56,552
ICLUSIG revenues, net	30,343	27,685
PEMAZYRE revenues, net	17,676	22,475
MINJUVI/MONJUVI revenues, net	23,874	6,556
ZYNYZ revenues, net	467	—
Total product revenues, net	729,923	693,237
JAKAVI product royalty revenues	89,595	76,692
OLUMIANT product royalty revenues	30,589	34,155
TABRECTA product royalty revenues	5,234	4,177
PEMAZYRE product royalty revenues	548	412
Total product royalty revenues	125,966	115,436
Milestone and contract revenues	25,000	—
Total revenues	$880,889	$808,673
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
March 31, 2024
Debt securities (government)	$506,379	$(1,895)	$504,484

December 31, 2023
Debt securities (government)	$442,816	$(149)	$442,667

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of March 31, 2024 and December 31, 2023, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At March 31, 2024 and December 31, 2023, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2024.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2024
Cash and cash equivalents	$3,346,204	$—	$—	$3,346,204
Debt securities (government)	—	504,484	—	504,484
Long term investments (Note 8)	287,663	—	—	287,663
Total assets	$3,633,867	$504,484	$—	$4,138,351

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$3,213,376	$—	$—	$3,213,376
Debt securities (government)	—	442,667	—	442,667
Long term investments (Note 8)	187,716	—	—	187,716
Total assets	$3,401,092	$442,667	$—	$3,843,759
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2024
Acquisition-related contingent consideration	$—	$—	$202,000	$202,000
Total liabilities	$—	$—	$202,000	$202,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Acquisition-related contingent consideration	$—	$—	$212,000	$212,000
Total liabilities	$—	$—	$212,000	$212,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2024
Balance at January 1,	$212,000
Contingent consideration earned during the period but not yet paid	(9,544)
Change in fair value of contingent consideration	(456)
Balance at March 31,	$202,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2024 and December 31, 2023 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three months ended March 31, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At March 31, 2024 and December 31, 2023, contingent consideration earned but not yet paid was $9.5 million and $10.3 million, respectively, and was included in accrued and other current liabilities.

Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 17% and 20% of the accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.
In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended
	March 31,
	2024	2023
Customer A	17%	17%
Customer B	11%	11%
Customer C	18%	18%
Customer D	9%	10%
Customer E	12%	12%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in aggregate, 41% and 40% of the accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of March 31, 2024 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of March 31, 2024 and December 31, 2023, we had no allowance for doubtful accounts.
Note 6. Asset Acquisition
On February 5, 2024, we entered into a purchase agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), under which we gained exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under our prior collaboration and license agreement with MorphoSys entered into in January 2020, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We will recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys will no longer be eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement with MorphoSys.
We evaluated the set of activities and assets acquired under the purchase agreement, and concluded that it did not meet the definition of a business because the acquired set did not include a substantive process. Therefore, the transaction was accounted for as an asset acquisition and the total purchase price, inclusive of direct transaction costs, was allocated to the acquired MONJUVI inventory, in accordance with applicable accounting guidance.

Under the purchase agreement, we have also become the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. Xencor is entitled to receive up to $186.5 million in future contingent development and regulatory milestones, and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$23,427	$23,282
Work-in-process	255,039	209,793
Finished goods	49,468	36,862
Total inventory	$327,934	$269,937
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At March 31, 2024, $63.6 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2024, $264.3 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At March 31, 2024, inventory with approximately $38.2 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 9 to 12 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
Note 8. License Agreements
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

Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through March 31, 2024, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three months ended March 31, 2024 and 2023, such royalties on net sales within the United States totaled $23.0 million and $23.4 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, $398.6 million and $375.6 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2024 and 2023 was $89.6 million and $76.7 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three months ended March 31, 2024 and 2023 was $5.2 million and $4.2 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through March 31, 2024, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three months ended March 31, 2024 and 2023 was $30.6 million and $34.2 million, respectively.
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
Since the inception of the agreement through March 31, 2024, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of March 31, 2024, we held an investment of approximately 12.1 million shares of Agenus Inc. common stock. The fair market value of our long term investment in Agenus Inc. at March 31, 2024 and December 31, 2023 was $7.0 million and $10.0 million, respectively. For the three months ended March 31, 2024 and 2023, we recorded an unrealized loss of $3.0 million and $10.6 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.

Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
Since the inception of the agreement through March 31, 2024, we have paid and expensed Merus milestones totaling $10.0 million.
As of March 31, 2024, we held an investment of approximately 4.0 million common shares. The fair market value of our total long term investment in Merus at March 31, 2024 and December 31, 2023 was $180.3 million and $110.1 million, respectively. For the three months ended March 31, 2024 and 2023, we recorded an unrealized gain of $70.2 million and $10.4 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of March 31, 2024, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.
Since the inception of the agreement, inclusive of the July 2022 amendment to the agreement, through March 31, 2024, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. After the amendment and subsequent payments, MacroGenics will be eligible to receive up to an additional $320.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three months ended March 31, 2024 and 2023 also included $12.1 million and $17.8 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At March 31, 2024 and December 31, 2023, a total of $0.4 million and $0.3 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.
MorphoSys
As described in Note 6, on February 5, 2024, we entered into a purchase agreement with MorphoSys that became effective as of that date, as a result of which we now hold exclusive global rights for tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). Prior to the acquisition, pursuant to a now-terminated collaboration and license agreement, we and MorphoSys agreed to co-develop tafasitamab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and MorphoSys responsible for 45% of such costs. Each company was responsible for funding any independent development activities, and we were responsible for funding development activities specific to territories outside of the United States.
As of March 31, 2024, we held an investment of approximately 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG. The fair market value of our long term investment in MorphoSys AG as of March 31, 2024 and December 31, 2023 was $65.8 million and $35.9 million, respectively. For the three months ended March 31, 2024 and 2023, we recorded an unrealized gain of $29.9 million and $1.4 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.

Our 50% share of the United States loss or profit for the commercialization of tafasitamab for the period from January 1, 2024 to the asset acquisition on February 5, 2024, was a profit of $1.0 million, and is recorded as (Profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. As described in Note 6, subsequent to the asset acquisition, we will recognize revenue and costs for all commercialization and clinical development of tafasitamab in the United States. Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three months ended March 31, 2023 was a profit of $1.4 million, and is recorded as (Profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the period from January 1, 2024 to the asset acquisition on February 5, 2024, includes $10.7 million, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three months ended March 31, 2023, includes $25.2 million, related to our 55% share of the co-development costs for tafasitamab. At March 31, 2024 and December 31, 2023, $3.5 million and $18.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the former agreement.
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
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through March 31, 2024, we have made payments of $117.0 million to Syndax, which were previously recorded in research and development expense. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States.
As of March 31, 2024, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of March 31, 2024 and December 31, 2023 was $33.8 million and $30.7 million. For the three months ended March 31, 2024 and 2023, we recorded an unrealized gain of $3.1 million and an unrealized loss of $6.2 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three months ended March 31, 2024, includes $7.1 million related to our 55% share of the co-development costs for axatilimab. At March 31, 2024 and December 31, 2023, $1.9 million and $1.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
China Medical Systems Holdings Limited
In March 2024, we entered into a Collaboration and License Agreement with China Medical System Skinhealth, a wholly-owned dermatology medical aesthetic company and subsidiary of China Medical System Holdings Limited (“CMSHL”), for the development and commercialization of povorcitinib, a selective oral JAK1 inhibitor, in certain indications in certain Asian territories. In March 2024, we recognized an upfront payment under this agreement of $25.0 million upon our transfer of the functional intellectual property related to povorcitinib to CMSHL which was recorded in milestone and contract revenues on the condensed consolidated statement of operations for the three months ended March 31, 2024. We are eligible to receive additional potential development and commercial milestones, as well as royalties on net sales of the licensed product in CMSHL’s territory. CMSHL received an exclusive license to develop and commercialize and a non-exclusive license to manufacture povorcitinib in autoimmune and inflammatory dermatologic diseases, including non-segmental vitiligo, hidradenitis suppurativa, prurigo nodularis, asthma and chronic spontaneous urticaria, for patients in mainland China, Hong Kong, Macau, Taiwan and certain countries in Southeast Asia.

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
Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Office equipment	$23,417	$23,417
Laboratory equipment	217,437	220,677
Computer equipment	150,181	147,570
Land	10,561	10,931
Building and leasehold improvements	572,491	584,755
Operating lease right-of-use assets	18,037	20,553
Construction in progress	10,773	13,544
	1,002,897	1,021,447
Less accumulated depreciation and amortization	(282,898)	(269,934)
Property and equipment, net	$719,999	$751,513
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Royalties	$410,312	$387,362
Clinical related costs	94,554	109,618
Sales allowances	358,541	279,914
Sales and marketing	41,971	37,369
Accrued Taxes	126,762	42,295
Operating lease liabilities	4,783	5,686
Other current liabilities	65,345	73,325
Total accrued and other current liabilities	$1,102,268	$935,569
Note 11. Stock Compensation
2010 Stock Incentive Plan. In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended in April 2023, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, RSUs and PSUs.
2024 Inducement Stock Incentive Plan. In January 2024, our Board of Directors adopted the Incyte Corporation 2024 Inducement Stock Incentive Plan (the “2024 Inducement Plan”). In reliance on Nasdaq Marketplace Rule 5635(c)(4), stockholder approval was not obtained. A total of 1,000,000 shares of common stock are reserved for issuance pursuant to the 2024 Inducement Plan.

We recorded $59.8 million and $53.4 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $36.8 million and $31.0 million for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $22.4 million and $21.6 million for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.6 million and $0.8 million, respectively, for the three months ended March 31, 2024 and 2023.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average risk-free interest rates	4.08%	3.72%	5.38%	4.06%
Average expected life (in years)	4.71	4.73	0.50	0.50
Volatility	31%	33%	23%	22%
Weighted-average fair value (in dollars)	$20.67	$28.24	$10.85	$13.70
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2023	12,457,158	$85.40
Options granted	596,329	$61.35
Options exercised	(7,500)	$64.55
Options cancelled	(131,662)	$86.44
Balance at March 31, 2024	12,914,325	$84.29
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.

Restricted stock unit (“RSU”) and performance share (“PSU”) award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2023	7,165,342	$72.17
RSUs granted	330,699	$61.16
Additional PSUs earned	21,866	$83.58
RSUs released	(339,217)	$80.82
RSUs cancelled	(42,871)	$70.83
Balance at March 31, 2024	7,135,819	$71.29
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three months ended March 31, 2024 and 2023 we recorded $3.4 million and $6.5 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2023	10,815,026
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted	(1,279,593)
Options, RSUs and PSUs cancelled	217,404
Balance at March 31, 2024	10,752,837
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of March 31, 2024, was $30.6 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2024, was $204.3 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2024, was $13.3 million, which is expected to be recognized over the weighted average period of 1.2 years, should the underlying performance conditions be deemed probable of achievement.

Note 12. Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Income before provision for income taxes	$236,159	$51,856
Provision for income taxes	66,611	30,153

Effective tax rate	28.2%	58.1%
Our effective tax rate for the three months ended March 31, 2024 and 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets offset to a lesser extent by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deductions.
The effective tax rate for the three months ended March 31, 2024 decreased as compared to the prior year period primarily due to the decrease in foreign losses with no associated tax benefit, and to a lesser extent, the tax effects of unrealized gains on long term investments.
The balance of our unrecognized tax benefits (including penalties and interest) increased by $4.2 million during the three months ended March 31, 2024. This movement was primarily driven by increases related to prior period tax positions of $3.1 million and $1.4 million of interest and penalties. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.
The Organization for Economic Cooperation and Development Pillar 2 guidelines, which were supported by over 130 countries worldwide, are designed to impose a 15% global minimum tax on adjusted financial results. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. We are evaluating the potential impact of Pillar 2 on our business, as many of the countries in which we operate are enacting legislation implementing Pillar 2. Although many aspects of Pillar 2 remain to be clarified, at this time there are no material impacts on our effective tax rate.

Note 13. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended March 31,
	2024	2023
Basic net income	$169,548	$21,703

Weighted average common shares outstanding	224,484	222,960

Basic net income per share	$0.76	$0.10

Diluted net income	$169,548	$21,703

Weighted average common shares outstanding	224,484	222,960
Dilutive stock options and awards	2,735	2,629
Weighted average shares used to compute diluted net income per share	227,219	225,589

Diluted net income per share	$0.75	$0.10
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended March 31,
	2024	2023
Outstanding stock options and awards	13,165,842	10,078,342
Note 14. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2024 and 2023 was $5.4 million and $5.6 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Service cost	$2,621	$2,088
Interest cost	441	617
Expected return on plan assets	(1,483)	(1,540)
Amortization of prior service cost	201	103
Amortization of actuarial losses	87	90
Net periodic benefit cost	$1,867	$1,358
The components of net periodic benefit cost other than the service cost component are included in Interest income and other, net on the condensed consolidated statements of operations. We expect to contribute a total of $10.0 million to the pension plans in 2024 inclusive of the amounts contributed to the plan during the current period.
Note 15. Commitments and Contingencies
We have entered into the collaboration agreements described in Note 8, as well as various other collaboration agreements that are not individually, or in the aggregate, significant to our operating results or financial condition at this time. We may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these agreements, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products.
In the ordinary course of our business, we may become involved in lawsuits, proceedings, and other disputes, including commercial, intellectual property, regulatory, employment, and other matters. We record a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2024, we have accrued approximately $73.7 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2024 is approximately 7.2%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 8, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States.
Note 16. Subsequent Event
In April 2024, Incyte and a wholly-owned subsidiary of Incyte (“Merger Sub”) entered into an agreement and plan of merger (the “Merger Agreement”) with Escient Pharmaceuticals, Inc. (“Escient”), pursuant to which Merger Sub will merge with and into Escient and Escient will become a wholly-owned subsidiary of Incyte. Escient is a clinical-stage drug development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will acquire Escient for consideration of $750.0 million plus Escient’s net cash remaining at the close of the transaction, subject to adjustments set forth in the Merger Agreement. The acquisition is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, among other customary conditions, and will become effective promptly following the satisfaction or waiver of these conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the SEC.
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
◦We depend heavily on JAKAFI/JAKAVI (ruxolitinib), and if we are not able to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
◦If we or our collaborators are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government and other third-party payors, our results of operations and financial condition could be harmed.
◦A limited number of specialty pharmacies and wholesalers represent a significant portion of revenues from JAKAFI and most of our other products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could harm our operations and financial condition.
◦If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will not be able to successfully commercialize our products.
◦If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
◦If the use of our products harms or is perceived to harm patients, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly product liability claims.
◦If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
◦Competition for our products could harm our business and result in a decrease in our revenue.
◦We or our collaborators may be unsuccessful in discovering and developing drug candidates, and we may spend significant time and money attempting to do so, in particular with our later stage drug candidates.
◦If we or our collaborators are unable to obtain regulatory approval in and outside of the United States for drug candidates, we and our collaborators will be unable to commercialize those drug candidates.
◦Health care reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
◦Conflicts between us and our collaborators or termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
◦If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if future collaborations are unsuccessful, our future revenue prospects could be diminished.
◦If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
◦Business disruptions, including those resulting from public health pandemics, natural disasters, and other geopolitical events, could adversely affect our business and results of operations.
◦Even if one of our drug candidates receives regulatory approval, we may determine that commercialization would not be worth the investment.
◦We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.
◦Our reliance on others to manufacture our drug products and drug candidates could result in drug supply constraints, delays in clinical trials, increased costs, and withdrawal or denial of regulatory approvals.

◦If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.
◦The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
◦As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
◦If we lose any of our key employees or are unable to attract and retain additional personnel, our business and ability to achieve our objectives could be harmed.
◦If we fail to manage our growth effectively, our ability to develop and commercialize products could suffer.
◦We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects.
◦Risks associated with our operations outside of the United States could adversely affect our business.
◦If product liability lawsuits are brought against us, we could face substantial liabilities and may be required to limit commercialization of our products, and our results of operations could be harmed.
◦Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
◦We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our achievement of and ability to sustain profitability in the future.
◦If we are unable to raise additional capital in the future when we require it, our efforts to broaden our product portfolio or commercialization efforts could be limited.
◦Our marketable securities and long term investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
◦If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our royalty and milestone revenues and future prospects for those revenues may decrease.
◦Any arbitration or litigation involving us and regarding intellectual property infringement claims could be costly and disrupt our drug discovery and development efforts.
◦Our inability to adequately protect or enforce our proprietary information may result in loss of revenues or otherwise reduce our ability to compete.
◦If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
◦International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
◦Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
◦Increasing use of social media and new technology could give rise to liability, breaches of data security, or reputational damage, which could harm our business and results of operations.

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
MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208) globally. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. Under the terms of the collaboration and license agreement, we received rights to co-commercialize tafasitamab in the United States with MorphoSys, and exclusive development and commercialization rights outside of the United States. As more fully described in Note 6 of Notes to the Condensed Consolidated Financial Statements, in February 2024, we entered into a purchase agreement with MorphoSys, the result of which we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.

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
In April 2024, the European Commission approved ZYNYZ (retifanlimab) as monotherapy for the first-line treatment of adult patients with metastatic or recurrent locally advanced MCC not amenable to curative surgery or radiation therapy following a positive opinion from the Committee for Medicinal Products for Human Use (CHMP).

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
In July 2023, we and Syndax announced that AGAVE-201 had met its primary endpoint across all cohorts with an overall response rate (ORR) of 74% at the dose of 0.3 mg/kg administered every two weeks. The data highlight the durable response seen at the 0.3 mg/kg dose with 60% of patients who responded to axatilimab still responding at one year. In December 2023, a Biologics License Application (BLA) was submitted to the FDA for axatilimab for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy and accepted for Priority Review in February 2024. Plans are underway to initiate two combination trials with axatilimab in cGVHD in mid-2024, including a randomized Phase 2 combination trial with ruxolitinib and a randomized Phase 3 combination trial with steroids, both directed at treating patients with cGVHD in earlier lines of therapy.
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

INCB160058 (JAK2V617Fi)
In December 2023, new research detailing the development and mechanism of action of INCB160058, an Incyte-discovered, investigational novel potent and selective JAK2 pseudokinase domain binder with potential to be a disease modifying therapeutic was disclosed at the 65th American Society of Hematology (ASH) Annual Meeting. Pseudokinase binding offers a new mechanism of action for selective inhibition of JAK2V617F, with potential to eradicate mutant clones. In preclinical studies, INCB160058 inhibited cytokine independent activity of JAK2V617F while sparing WT JAK2. The JAK2V617F mutation is found in 55% of primary myelofibrosis, 95% of polycythemia vera and 60% of essential thrombocythemia patients. A Phase 1 study of INCB160058 was initiated in the first quarter of 2024.
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

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2)	Myelofibrosis: Phase 2
Ruxolitinib + INCB57643 (JAK1/JAK2 + BET)	Myelofibrosis: Phase 2
Ruxolitinib + CK0804[1] (JAK1/JAK2 + CB-Tregs)	Myelofibrosis: Phase 1
Axatilimab (anti-CSF-1R)[2]	Chronic GVHD: Pivotal Phase 2 (third-line plus therapy) (AGAVE-201); BLA under review in the U.S.
Ruxolitinib + axatilimab[2] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 2 in preparation
Steroids + axatilimab[2] (Steroids + anti-CSF-1R)	Chronic GVHD: Phase 3 in preparation
INCA033989 (mCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Phase 1
Pemigatinib (PEMAZYRE) (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): approved in the U.S. and Japan Cholangiocarcinoma (CCA): Phase 3 (FIGHT-302)
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
In April 2023, we announced that the European Commission had approved OPZELURA for the topical treatment of nonsegmental vitiligo with facial involvement in adults and adolescents 12 years and older following a positive opinion from the CHMP.
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

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	Atopic dermatitis: Phase 3 pediatric study (TRuE-AD3)
Vitiligo: Approved in the U.S. and Europe
Lichen planus: Phase 2
Lichen sclerosus: Phase 2
Hidradenitis suppurativa: Phase 2; Phase 3 being evaluated
Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Ruxolitinib cream + UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase 2
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 3 to start in 2024 Asthma: Phase 2 Chronic spontaneous urticaria: Phase 2
INCA034460 (anti-IL-15Rβ)	Vitiligo: Phase 1 initiated
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
2. baricitinib licensed to Lilly.
3. capmatinib licensed to Novartis.

Pending Acquisition
In April 2024, we entered into an agreement and plan of merger with Escient Pharmaceuticals, Inc. (“Escient”), pursuant to which we will acquire Escient. Escient is a clinical-stage drug development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Escient’s clinical development portfolio includes EP262, a first-in-class, potent, highly selective, once-daily small molecule antagonist of Mas-related G protein-coupled receptor X2 (MRGPRX2) and EP547, a first-in-class oral MRGPRX4 antagonist. By blocking MRGPRX2 and degranulation of mast cells, EP262 has the potential to effectively treat multiple mast cell-mediated diseases including atopic dermatitis (AD), chronic inducible urticaria (CIndU) and chronic spontaneous urticaria (CSU). EP262 is in Phase 1b/2 clinical trials for the treatment of AD, CIndU and CSU. EP547 is in a Phase 1b/2 trial for the treatment of cholestatic pruritis and uremic pruritis.
Upon the terms and subject to the conditions set forth in the merger agreement, we will acquire Escient for consideration of $750.0 million plus Escient’s net cash remaining at the close of the transaction, subject to adjustments set forth in the merger agreement. The acquisition is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, among other customary conditions, and will become effective promptly following the satisfaction or waiver of these conditions.
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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found at Note 8 of Notes to the Condensed Consolidated Financial Statements.
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

China Medical Systems Holdings Limited
In March 2024, we entered into a collaboration and license agreement with China Medical System Holdings Limited (CMSHL), through a wholly-owned dermatology medical aesthetic subsidiary CMS Skinhealth, for the development and commercialization of povorcitinib, a selective oral JAK1 inhibitor, to research, develop, register and commercialize in mainland China, Hong Kong, Macau, Taiwan and certain countries in Southeast Asia.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements and Regulatory Updates
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2023-07 will have on our annual consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU No. 2023-09 will have on our consolidated financial statements.
In March 2024, the Securities and Exchange Commission (SEC) issued Release Nos. 33-11275; 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” to require public companies to provide certain climate-related information in their registration statements and annual reports. The compliance dates for the rules amended by this release begin in fiscal year 2025 for large accelerated filers. On April 4, 2024, the SEC issued an order staying the newly adopted rules. We are currently evaluating the impact of this release on our financial disclosures.
Results of Operations
We recorded net income of $169.5 million and basic net income per share of $0.76 and diluted net income per share of $0.75 for the three months ended March 31, 2024, as compared to net income of $21.7 million and basic and diluted net income per share of $0.10 in the corresponding period in 2023.
Revenues

	Three Months Ended March 31,
	2024	2023
	(in millions)
JAKAFI revenues, net	$571.8	$580.0
OPZELURA revenues, net	85.7	56.6
ICLUSIG revenues, net	30.3	27.7
PEMAZYRE revenues, net	17.7	22.5
MINJUVI/MONJUVI revenues, net	23.9	6.5
ZYNYZ revenues, net	0.5	—
Total product revenues, net	729.9	693.3
JAKAVI product royalty revenues	89.6	76.7
OLUMIANT product royalty revenues	30.6	34.1
TABRECTA product royalty revenues	5.2	4.2
PEMAZYRE product royalty revenues	0.6	0.4
Total product royalty revenues	126.0	115.4
Milestone and contract revenues	25.0	—
Total revenues	$880.9	$808.7

The decrease in JAKAFI net product revenues for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was comprised of a volume decrease of $17.8 million and a price increase of $9.6 million. The JAKAFI net product revenues decrease for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was primarily driven by a decrease in channel inventory. The increase in OPZELURA net product revenues for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $26.8 million and a price increase of $2.3 million. The increase in OPZELURA net product revenues for the three months ended March 31, 2024 was driven by growth in new patient starts and refills. The increase in MINJUVI/MONJUVI net product revenues for the three months ended March 31, 2024 was driven by the asset acquisition completed in February 2024, under which we gained exclusive global rights to tafasitamab marketed in the United States as MONJUVI (tafasitamab-cxix). Refer to Note 6 of Notes to the Condensed Consolidated Financial Statements for further information related to the asset acquisition.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Three Months Ended March 31, 2024	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2024	$20,479	$264,422	$13,016	$11,021	$308,938
Allowances for current period sales	32,314	289,203	47,166	3,074	371,757
Allowances for prior period sales	860	(1,637)	(68)	338	(507)
Credits/payments for current period sales	(19,423)	(156,230)	(42,569)	—	(218,222)
Credits/payments for prior period sales	(15,864)	(72,723)	(4,237)	(2,689)	(95,513)
Balance at March 31, 2024	$18,366	$323,035	$13,308	$11,744	$366,453
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2024, we have accrued approximately $73.7 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2024 is approximately 7.2%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.

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
Our milestone and contract revenues for the three months ended March 31, 2024, was derived from a $25.0 million upfront payment received upon our transfer of functional intellectual property to CMSHL.
Cost of Product Revenues

	Three Months Ended March 31,
	2024	2023
	(in millions)
Product costs	$27.4	$23.5
Salary and benefits related	2.2	2.7
Stock compensation	0.6	0.8
Royalty expense	25.1	24.4
Amortization of definite-lived intangible assets	5.7	5.4
Total cost of product revenues	$61.0	$56.8
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three months ended March 31, 2024 as compared to the same periods in 2023 was primarily due to growth in net product revenues.
Operating Expenses
Research and development expenses

	Three Months Ended March 31,
	2024	2023
	(in millions)
Salary and benefits related	$122.7	$100.4
Stock compensation	36.8	31.0
Clinical research and outside services	226.6	229.9
Occupancy and all other costs	43.2	45.3
Total research and development expenses	$429.3	$406.6

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The decrease in clinical research and outside services expense for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was primarily due to differences in the timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $1.0 million and $2.7 million, respectively, for the three months ended March 31, 2024 and 2023. Research and development expenses for the three months ended March 31, 2024 and 2023 were net of $17.1 million and $0.6 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended March 31,
	2024	2023
	(in millions)
Salary and benefits related	$83.2	$72.9
Stock compensation	22.4	21.6
Other contract services and outside costs	194.7	221.1
Total selling, general and administrative expenses	$300.3	$315.6
The increase in salary and benefits related expense for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The decrease in other contract services and outside costs for the three months ended March 31, 2024, as compared to the corresponding period in 2023, was primarily due to the timing of consumer marketing activities and of certain other expenses.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2024 and 2023 was a profit of $0.5 million and a loss of $6.2 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.

(Profit) and loss sharing under collaboration agreements
Under the former collaboration and license agreement with MorphoSys, which was executed in March 2020 and continued through February 5, 2024 as described further in Note 6 of Notes to the Condensed Consolidated Financial Statements, we and MorphoSys were both responsible for the commercialization efforts of tafasitamab in the United States and shared equally the profits and losses from the co-commercialization efforts. For the period from January 1, 2024 through February 5, 2024, our 50% share of the profits for tafasitamab was $1.0 million, as recorded in (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. For the three months ended March 31, 2023, our 50% share of the profits for tafasitamab was $1.4 million, as recorded in (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations.
Interest income and other, net
Interest income and other, net. Interest income and other, net for the three months ended March 31, 2024 and 2023 was $44.7 million and $32.9 million, respectively. The increase in Interest income and other, net for the three months ended March 31, 2024 primarily relates to an increase in interest earned on our cash equivalents and marketable securities generally due to higher interest rates.
Unrealized gain (loss) on long term investments. Unrealized gains and losses on long term investments will fluctuate from period to period, based on the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those unrealized gains (losses):

	Three Months Ended March 31,
	2024	2023
	(in millions)
Agenus	$(3.0)	$(10.6)
Merus	70.2	10.4
MorphoSys	29.9	1.4
Syndax	3.1	(6.2)
Other	(0.3)	(0.3)
Total unrealized gain (loss) on long term investments	$99.9	$(5.3)
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2024 and 2023 was $66.6 million and $30.2 million, respectively.
Our effective tax rate for each of the three months ended March 31, 2024 and 2023 were higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Liquidity and Capital Resources
At March 31, 2024, we had available cash, cash equivalents and marketable securities of $3.9 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the three months ended March 31, 2024 was $218.8 million and net cash used in operating activities for the three months ended March 31, 2023 was $105.6 million. The increase in cash provided by operating activities was due primarily to changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $73.1 million for the three months ended March 31, 2024, which represented purchases of marketable securities of $165.8 million, and capital expenditures of $9.5 million, offset in part by the sale and maturities of marketable securities of $102.2 million. Net cash used in investing activities was $28.6 million for the three months ended March 31, 2023, which represented purchases of marketable securities of $54.9 million, payments for intangible assets of $15.0 million, and capital expenditures of $11.9 million, offset in part by the sales and maturities of marketable securities of $53.2 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $12.4 million for the three months ended March 31, 2024, and net cash provided by financing activities was $4.0 million for the three months ended March 31, 2023, respectively, primarily representing cash paid to ARIAD/Takeda for contingent consideration, offset in part by proceeds from the issuance of common stock under our stock plans.
In August 2021, we entered into a $500.0 million, three-year senior unsecured revolving credit facility, which was subsequently amended in May 2023. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of March 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Due to the full utilization of our research and development and orphan drug tax credit carryforwards generated in prior years, our U.S. tax liabilities continue to reflect the adverse impacts of the mandatory capitalization and amortization of research and development expenses as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such expenses.
We believe that our cash flow from operations, together with our cash, cash equivalents and marketable securities and funds available under our revolving credit facility, will be adequate to satisfy our capital needs for the foreseeable future. Our cash requirements depend on numerous factors, including our expenditures in connection with our drug discovery and development programs and commercialization operations; expenditures in connection with litigation or other legal proceedings; costs for future facility requirements; and expenditures for future strategic equity investments or potential acquisitions. We have entered into and may in the future seek to license additional rights relating to technologies or drug development candidates in connection with our drug discovery and development programs. Under these licenses, we may be required to pay upfront fees, milestone payments, and royalties on sales of future products. These contingent future payments are discussed in detail in Note 8 of Notes to the Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2024, marketable securities were $504.5 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2024, the decline in fair value would not be material.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2024, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business —Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus, MacroGenics, Merus and Syndax Pharmaceuticals, or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in 2022 and 2023, we decided to terminate our collaborations with Calithera Biosciences and Syros Pharmaceuticals. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
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
We derived a substantial portion of our revenues for the year ended December 31, 2023 and the three months ended March 31, 2024 from JAKAVI and OLUMIANT product royalties and, in prior periods, we derived a substantial portion of our revenues from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
Disruptions or data security breaches within other healthcare companies could also affect our business, results of operations and financial condition. If systems used by healthcare providers, third-party payors and companies in our distribution network such as PBMs, pharmacies and wholesalers are disrupted by a data security breach, the ability to process claims and fulfill prescriptions could be impacted, which could result in adverse effects on our net product revenues.
Further, many countries and jurisdictions in which we work globally have enacted and/or are proposing privacy and data protection laws and regulations which govern the collection and use of personal information and these may impose large fines and penalties for noncompliance. For example in the European Union, under the General Data Protection Regulation, potential fines for noncompliance are up to €20 million or 4% of the annual global revenue, whichever is greater. Further, some jurisdictions provide for private rights of action if data breaches result in the loss or theft of personal data. These laws and regulations may also require, as applicable, that
•we ensure individuals to whom personal information relates are informed about how their personal information is collected and processed;
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

Item 5. Other Information
(c) During the three months ended March 31, 2024, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Steven Stein, our Executive Vice President and Chief Medical Officer, adopted a trading plan on February 20, 2024 providing for the sale of up to an aggregate of 20,147 shares of our common stock until December 31, 2024.
Barry Flannelly, our Executive Vice President and General Manager, North America, adopted a trading plan on February 20, 2024 providing for the sale of up to an aggregate of 52,931 shares of our common stock until December 31, 2024.
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on March 7, 2024 providing for the sale of up to an aggregate of 1,093 shares of our common stock until June 28, 2024.
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-277043)).

10.2
Form of Global Nonstatutory Stock Option Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-277043)).

10.3
Form of Global Restricted Stock Unit Agreement under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-277043)).

10.4
Form of Performance Share Award Agreement under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-277043)).

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

INCYTE CORPORATION

Dated: April 30, 2024	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2024	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)