Form 10-Q
period 2024-06-30
INCYTE CORP
filed 2024-07-30
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 192,598,027 as of July 23, 2024.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	June 30, 2024	December 31, 2023*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$987,293	$3,213,376
Marketable securities—available-for-sale (amortized cost $464,272 and $442,816 as of June 30, 2024 and December 31, 2023, respectively; allowance for credit losses $0 as of June 30, 2024 and December 31, 2023)	462,207	442,667
Short term equity investments	69,875	—
Accounts receivable	739,050	743,557
Inventory	100,704	62,972
Prepaid expenses and other current assets	207,956	182,830
Total current assets	2,567,085	4,645,402

Restricted cash	1,631	1,845
Long term equity investments	29,668	187,716
Inventory	255,268	206,965
Property and equipment, net	762,009	751,513
Finance lease right-of-use assets, net	25,535	25,535
Other intangible assets, net	113,536	123,545
Goodwill	155,593	155,593
Deferred income tax asset	729,561	631,886
Other assets, net	21,917	52,107
Total assets	$4,661,803	$6,782,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,174	$109,601
Accrued compensation	113,536	153,348
Accrued and other current liabilities	1,034,316	935,569
Finance lease liabilities	3,874	3,439
Acquisition-related contingent consideration	37,155	38,422
Total current liabilities	1,337,055	1,240,379

Acquisition-related contingent consideration	156,845	173,578
Finance lease liabilities	28,745	29,162
Other liabilities	142,099	149,151
Total liabilities	1,664,744	1,592,270

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 191,572,449 and 224,286,862 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	191	224
Additional paid-in capital	4,382,734	5,016,122
Accumulated other comprehensive (loss) income	(5,420)	13,106
(Accumulated deficit) retained earnings	(1,380,446)	160,385
Total stockholders’ equity	2,997,059	5,189,837
Total liabilities and stockholders’ equity	$4,661,803	$6,782,107
*The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenues, net	$906,566	$827,005	$1,636,489	$1,520,242
Product royalty revenues	137,193	127,605	263,159	243,041
Milestone and contract revenues	—	—	25,000	—
Total revenues	1,043,759	954,610	1,924,648	1,763,283

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	76,634	68,326	137,590	125,148
Research and development	1,138,380	400,750	1,567,640	807,391
Selling, general and administrative	305,982	283,929	606,238	599,535
Loss on change in fair value of acquisition-related contingent consideration	893	8,374	437	14,570
(Profit) and loss sharing under collaboration agreements	—	(549)	(1,025)	(1,911)
Total costs, expenses and other	1,521,889	760,830	2,310,880	1,544,733

(Loss) income from operations	(478,130)	193,780	(386,232)	218,550
Interest income and other, net	49,769	42,668	94,513	75,541
Interest expense	(657)	(655)	(1,087)	(1,124)
Realized and unrealized gain on equity investments	39,241	41,811	139,188	36,493
(Loss) income before provision for income taxes	(389,777)	277,604	(153,618)	329,460
Provision for income taxes	54,824	74,056	121,435	104,209
Net (loss) income	$(444,601)	$203,548	$(275,053)	$225,251

Net (loss) income per share:
Basic	$(2.04)	$0.91	$(1.24)	$1.01
Diluted	$(2.04)	$0.90	$(1.24)	$1.00

Shares used in computing net (loss) income per share:
Basic	218,175	223,248	221,329	223,104
Diluted	218,175	225,649	221,329	225,541
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(444,601)	$203,548	$(275,053)	$225,251

Other comprehensive income (loss):
Foreign currency translation gain (loss)	407	5,189	(17,413)	8,449
Unrealized (loss) gain on marketable securities, net of tax	(254)	489	(2,000)	2,909
Defined benefit pension gain, net of tax	599	186	887	379
Other comprehensive income (loss)	752	5,864	(18,526)	11,737

Comprehensive (loss) income	$(443,849)	$209,412	$(293,579)	$236,988
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balance at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271
Issuance of 316,997 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 291,735 shares of Common Stock under the ESPP	—	13,792	—	—	13,792
Issuance of 1,345 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	56,637	—	—	56,637
Repurchases of common stock	(33)	(758,061)	—	(1,265,778)	(2,023,872)
Other comprehensive income	—	—	752	—	752
Net loss	—	—	—	(444,601)	(444,601)
Balances at June 30, 2024	$191	$4,382,734	$(5,420)	$(1,380,446)	$2,997,059

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balances at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568
Issuance of 59,093 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 216,168 shares of Common Stock under the ESPP	—	13,704	—	—	13,704
Issuance of 1,282 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	54,928	—	—	54,928
Other comprehensive income	—	—	5,864	—	5,864
Net income	—	—	—	203,548	203,548
Balances at June 30, 2023	$223	$4,925,626	$26,806	$(211,963)	$4,740,692
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(275,053)	$225,251
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,995	39,508
Stock-based compensation	116,418	107,899
Deferred income taxes	(51,733)	(61,864)
Other, net	2,588	(3,670)
Realized and unrealized gain on equity investments	(139,188)	(36,493)
Loss on change in fair value of acquisition-related contingent consideration	437	14,570
Changes in operating assets and liabilities:
Accounts receivable	4,507	6,885
Prepaid expenses and other assets	(39,748)	(8,219)
Inventory	(84,976)	(53,436)
Accounts payable	38,573	(122,008)
Accrued and other liabilities	27,428	92,500
Net cash (used in) provided by operating activities	(356,752)	200,923
Cash flows from investing activities:
Sale of equity investments	227,257	45
Capital expenditures	(63,692)	(19,243)
Payments for intangible assets	(1,400)	(15,000)
Purchases of marketable securities	(204,091)	(152,277)
Sale and maturities of marketable securities	182,634	150,487
Net cash provided by (used in) investing activities	140,708	(35,988)
Cash flows from financing activities:
Repurchases of common stock	(2,004,687)	—
Proceeds from issuance of common stock under stock plans	14,960	28,367
Tax withholdings related to restricted and performance share vesting	(6,865)	(3,428)
Payment of finance lease liabilities	(1,782)	(1,638)
Payment of contingent consideration	(11,216)	(6,424)
Net cash (used in) provided by financing activities	(2,009,590)	16,877
Effect of exchange rates on cash, cash equivalents, and restricted cash	(663)	(2,090)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,226,297)	179,722
Cash, cash equivalents, and restricted cash at beginning of period	3,215,221	2,953,120
Cash, cash equivalents, and restricted cash at end of period	$988,924	$3,132,842
Supplemental Schedule of Cash Flow Information
Income taxes paid	$229,674	$137,313
Unpaid purchases of property and equipment	$800	$4,420
Unpaid excise tax on repurchase of common stock	$19,185	$—
Leased assets obtained in exchange for new operating lease liabilities	$2,188	$5,275
Leased assets obtained in exchange for new finance lease liabilities	$1,468	$1,024
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from our audited consolidated financial statements.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
JAKAFI revenues, net	$705,973	$682,384	$1,277,812	$1,262,353
OPZELURA revenues, net	121,695	80,233	207,419	136,785
ICLUSIG revenues, net	26,862	29,087	57,205	56,772
PEMAZYRE revenues, net	20,269	21,572	37,945	44,047
MINJUVI/MONJUVI revenues, net	31,116	13,159	54,990	19,715
ZYNYZ revenues, net	651	570	1,118	570
Total product revenues, net	906,566	827,005	1,636,489	1,520,242
JAKAVI product royalty revenues	99,317	90,448	188,912	167,140
OLUMIANT product royalty revenues	31,702	32,009	62,291	66,164
TABRECTA product royalty revenues	5,298	4,799	10,532	8,976
PEMAZYRE product royalty revenues	876	349	1,424	761
Total product royalty revenues	137,193	127,605	263,159	243,041
Milestone and contract revenues	—	—	25,000	—
Total revenues	$1,043,759	$954,610	$1,924,648	$1,763,283
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Losses	Estimated Fair Value
June 30, 2024
Debt securities (government)	$464,272	$(2,065)	$462,207

December 31, 2023
Debt securities (government)	$442,816	$(149)	$442,667

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of June 30, 2024 and December 31, 2023, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
Recurring Fair Value Measurements
Our marketable securities consist of investments in U.S. government debt securities that are classified as available-for-sale. Additionally, we have short term equity investments, which we intended to sell within one year, classified as Level 1 that were valued using their respective closing stock prices on The Nasdaq Stock Market.
At June 30, 2024 and December 31, 2023, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2024.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2024
Cash and cash equivalents	$987,293	$—	$—	$987,293
Debt securities (government)	—	462,207	—	462,207
Short term equity investments (Note 8)	69,875	—	—	69,875
Long term equity investments (Note 8)	29,668	—	—	29,668
Total assets	$1,086,836	$462,207	$—	$1,549,043

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$3,213,376	$—	$—	$3,213,376
Debt securities (government)	—	442,667	—	442,667
Long term equity investments (Note 8)	187,716	—	—	187,716
Total assets	$3,401,092	$442,667	$—	$3,843,759
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2024
Acquisition-related contingent consideration	$—	$—	$194,000	$194,000
Total liabilities	$—	$—	$194,000	$194,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Acquisition-related contingent consideration	$—	$—	$212,000	$212,000
Total liabilities	$—	$—	$212,000	$212,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2024
Balance at January 1,	$212,000
Contingent consideration earned during the period but not yet paid	(8,893)
Payments made during the period	(9,544)
Change in fair value of contingent consideration	437
Balance at June 30,	$194,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2024 and December 31, 2023 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and six months ended June 30, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.

We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At June 30, 2024 and December 31, 2023, contingent consideration earned but not yet paid was $8.9 million and $10.3 million, respectively, and was included in accrued and other current liabilities on the condensed consolidated balance sheets.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 18% and 20% of the accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.
In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer A	15%	17%	16%	17%
Customer B	10%	9%	11%	10%
Customer C	18%	20%	18%	19%
Customer D	8%	10%	8%	10%
Customer E	13%	10%	12%	11%
Customer F	10%	10%	10%	9%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in aggregate, 52% and 48% of the accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of June 30, 2024 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of June 30, 2024 and December 31, 2023, we had no allowance for doubtful accounts.
Note 6. Acquisitions
Tafasitamab
On February 5, 2024, we entered into a purchase agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), under which we gained exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We will recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys will no longer be eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement.

We evaluated the set of activities and assets acquired under the purchase agreement and concluded that it did not meet the definition of a business because the acquired set did not include a substantive process. Therefore, the transaction was accounted for as an asset acquisition under U.S. GAAP and the total purchase price, inclusive of direct transaction costs, was allocated to the acquired MONJUVI inventory, in accordance with applicable accounting guidance.
Under the purchase agreement, we have also become the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. Xencor is entitled to receive up to $186.5 million in future contingent development and regulatory milestones and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
Escient Pharmaceuticals, Inc. ("Escient")
On May 30, 2024 we acquired all of the outstanding shares of common stock of Escient, a clinical-stage drug development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders, for $782.5 million cash consideration, which included Escient's net cash remaining at the close of the transaction, subject to adjustments set forth in the merger agreement.
Escient’s lead molecule, EP262, is a first-in-class oral Mas-related G protein-coupled receptor X2 (MRGPRX2) antagonist that has the potential to treat a broad range of inflammatory disorders. We accounted for the Escient transaction as an asset acquisition under U.S. GAAP because EP262 represents substantially all of the fair value of the gross assets acquired.
In addition to the $782.5 million closing cash consideration per the terms of the merger agreement, we incurred $2.5 million of direct transaction costs that were included in the total consideration to be allocated to the acquired net assets. Of the $785.0 million total consideration, we recognized related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations for the quarter ended June 30, 2024.
The following table summarizes allocation of the remaining U.S. GAAP consideration, net of compensation expense, across the net assets acquired (in thousands):

Cash and cash equivalents	$48,302
Marketable securities	3,988
Prepaid expenses and other current assets	1,663
In-process research and development assets	679,388
Deferred tax asset	44,811
Other non-current assets	4,110
Accounts payable and accrued expenses	(26,611)
Other current liabilities	(1,022)
Non-current liabilities	(1,118)
Total U.S. GAAP Consideration (net of compensation expense)	$753,511

In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, EP262, and secondary candidate, EP547. The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market prices of future product candidates, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for EP262 and EP547 was $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our condensed consolidated statement of operations for the three and six months ended June 30, 2024.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$24,579	$23,282
Work-in-process	284,706	209,793
Finished goods	46,687	36,862
Total inventory	$355,972	$269,937
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At June 30, 2024, $100.7 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2024, $255.3 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At June 30, 2024, inventory with approximately $34.9 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 5 to 27 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through June 30, 2024, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and six months ended June 30, 2024, such royalties on net sales within the United States totaled $34.6 million and $57.6 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, such royalties on net sales within the United States totaled $33.5 million and $56.9 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, $433.2 million and $375.6 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2024 was $99.3 million and $188.9 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2023 was $90.4 million and $167.1 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2024 was $5.3 million and $10.5 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2023 was $4.8 million and $9.0 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through June 30, 2024, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2024 was $31.7 million and $62.3 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2023 was $32.0 million and $66.2 million, respectively.
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
Since the inception of the agreement through June 30, 2024, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.

As of June 30, 2024, we held an investment of approximately 0.6 million shares of Agenus Inc. common stock, which reflects a one-for-twenty reverse stock split effected by Agenus Inc. in April 2024. The fair market value of our equity investment in Agenus Inc. at June 30, 2024 and December 31, 2023 was $10.1 million and $10.0 million, respectively. For the three and six months ended June 30, 2024, we recorded an unrealized gain of $3.1 million and $0.1 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $0.9 million and an unrealized loss of $9.7 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
Since the inception of the agreement through June 30, 2024, we have paid and expensed Merus milestones totaling $10.0 million.
During the second quarter of 2024, we sold approximately 3.0 million of Merus' common shares for proceeds of $160.6 million. As of June 30, 2024, we held an investment of approximately 1.0 million common shares. The fair market value of our equity investment in Merus at June 30, 2024 and December 31, 2023 was $59.6 million and $110.1 million, respectively. For the three and six months ended June 30, 2024, we recorded realized and unrealized gains of $40.0 million and $110.2 million, respectively, based on the sale of shares and change in fair value of remaining Merus’ common shares during the respective periods. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $28.2 million and $38.6 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of June 30, 2024, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.
Since the inception of the agreement, inclusive of the July 2022 amendment to the agreement, through June 30, 2024, we have paid MacroGenics developmental and regulatory milestones totaling $115.0 million. On July 24, 2024, the parties further amended the agreement, with Incyte agreeing to pay MacroGenics $100.0 million now in exchange for MacroGenics’ agreement to waive future milestones for squamous cell anal cancer and non-small cell lung cancer. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three and six months ended June 30, 2024 also included $13.2 million and $25.3 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and six months ended June 30, 2023 also included $12.1 million and $29.9 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At June 30, 2024 and December 31, 2023, a total of $0.6 million and $0.3 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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
During May 2024, as part of the Novartis tender offer for MorphoSys' outstanding shares, we sold all of our 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG, for proceeds of $66.6 million. The fair market value of our equity investment in MorphoSys AG as of June 30, 2024 and December 31, 2023 was $0.0 million and $35.9 million, respectively. For the three and six months ended June 30, 2024, we recorded realized and unrealized gains of $0.8 million and $30.7 million, respectively, based on the sale of shares and change in fair value of MorphoSys AG's ordinary shares during the respective periods. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $12.7 million and $14.1 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.
Our 50% share of the United States loss or profit for the commercialization of tafasitamab for the period from January 1, 2024 to the asset acquisition on February 5, 2024, was a profit of $1.0 million, and is recorded as (Profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. As described in Note 6, subsequent to the asset acquisition, we will recognize revenue and costs for all commercialization and clinical development of tafasitamab in the United States. Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three and six months ended June 30, 2023 was a profit of $0.5 million and $1.9 million, respectively, and is recorded as (Profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the period from January 1, 2024 to the asset acquisition on February 5, 2024, includes $10.7 million, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and six months ended June 30, 2023, includes $20.3 million and $45.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At June 30, 2024 and December 31, 2023, $0.0 million and $18.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the former agreement.
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
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through June 30, 2024, we have made payments of $117.0 million to Syndax, which were previously recorded in research and development expense. Syndax is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States.
As of June 30, 2024, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of June 30, 2024 and December 31, 2023 was $29.2 million and $30.7 million. For the three and six months ended June 30, 2024, we recorded an unrealized loss of $4.6 million and $1.5 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and six months ended June 30, 2023, we recorded an unrealized loss of $0.2 million and $6.4 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.

Research and development expenses for the three and six months ended June 30, 2024, includes $4.7 million and $11.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and six months ended June 30, 2023, includes $6.2 million and $11.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. At June 30, 2024 and December 31, 2023, $2.6 million and $1.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
China Medical Systems Holdings Limited
In March 2024, we entered into a Collaboration and License Agreement with China Medical System Skinhealth, a wholly-owned dermatology medical aesthetic company and subsidiary of China Medical System Holdings Limited (“CMSHL”), for the development and commercialization of povorcitinib, a selective oral JAK1 inhibitor, in certain indications in certain Asian territories. In March 2024, we recognized an upfront payment under this agreement of $25.0 million upon our transfer of the functional intellectual property related to povorcitinib to CMSHL which was recorded in milestone and contract revenues on the condensed consolidated statement of operations during the first quarter of 2024. We are eligible to receive additional potential development and commercial milestones, as well as royalties on net sales of the licensed product in CMSHL’s territory. CMSHL received an exclusive license to develop and commercialize and a non-exclusive license to manufacture povorcitinib in autoimmune and inflammatory dermatologic diseases, including non-segmental vitiligo, hidradenitis suppurativa, prurigo nodularis, asthma and chronic spontaneous urticaria, for patients in mainland China, Hong Kong, Macau, Taiwan and certain countries in Southeast Asia.
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
Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Office equipment	$23,506	$23,417
Laboratory equipment	221,918	220,677
Computer equipment	151,602	147,570
Land	15,432	10,931
Building and leasehold improvements	573,160	584,755
Operating lease right-of-use assets	18,120	20,553
Construction in progress	55,795	13,544
	1,059,533	1,021,447
Less accumulated depreciation and amortization	(297,524)	(269,934)
Property and equipment, net	$762,009	$751,513
In May 2024, we purchased additional property in Wilmington, Delaware including land, office buildings and parking garages for a purchase price of $48.7 million. As of June 30, 2024 we capitalized $4.9 million of land and recorded approximately $43.8 million of construction in progress relating to the office buildings and parking garages.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Royalties	$444,305	$387,362
Clinical related costs	105,675	109,618
Sales allowances	349,904	279,914
Sales and marketing	39,541	37,369
Accrued Taxes	32,396	42,295
Operating lease liabilities	4,929	5,686
Other current liabilities	57,566	73,325
Total accrued and other current liabilities	$1,034,316	$935,569
Note 11. Stockholders' Equity
2010 Stock Incentive Plan. In May 2010 the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended in April 2023, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”).
2024 Inducement Stock Incentive Plan. In January 2024, our Board of Directors adopted the Incyte Corporation 2024 Inducement Stock Incentive Plan (the “2024 Inducement Plan”). In reliance on Nasdaq Marketplace Rule 5635(c)(4), stockholder approval was not obtained. A total of 1,000,000 shares of common stock are reserved for issuance pursuant to the 2024 Inducement Plan.
Share Repurchase and Modified "Dutch Auction" Tender Offer. On May 13, 2024 we announced that our Board of Directors approved a share repurchase authorization of $2.0 billion. Subsequently, we commenced a modified “Dutch Auction” tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $1.672 billion (the “tender offer”). We offered to purchase up to $1.672 billion in value of our common stock at a price not greater than $60.00 per share nor less than $52.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the tender offer documents that were distributed to stockholders. A modified “Dutch Auction” tender offer allows stockholders to indicate how much stock they wish to tender and at what price within the range described above. Based on the number of shares tendered and the prices specified by the tendering stockholders, we determined the lowest price per share that enabled us to purchase $1.672 billion of common stock at such price, or a lower amount depending on the number of shares that are properly tendered and not properly withdrawn. On June 13, 2024 we completed the tender offer and repurchased 27,866,666 shares at a price of $60.00 per share for an aggregate price of approximately $1.672 billion, excluding fees and related expenses, pursuant to the tender offer which expired at 12:00 midnight, at the end of the day, New York City time on June 10, 2024.
In addition, on May 12, 2024, we entered into a separate stock purchase agreement with Julian C. Baker (a member of our Board of Directors), Felix J. Baker, and entities affiliated with Julian C. and Felix J. Baker, including funds advised by Baker Bros. Advisors LP (collectively, the “Baker Entities”), to repurchase up to $328.0 million of our common stock. This would enable the Baker Entities to maintain their ownership level as of May 9, 2024 of approximately 16.4% of Incyte’s outstanding common stock. The Baker Entities purchase was to be at the same price per share as is determined and paid in the tender offer. On June 26, 2024, we repurchased 5,459,183 shares at a price of $60.00 per share for an aggregate price of approximately $328.0 million pursuant to the terms of the stock purchase agreement with the Baker Entities.
We account for share repurchases as retirements, whereby it reduces common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings (accumulated deficit). Any transaction costs, including the excise tax, directly associated with the share repurchases are included as part of the purchase price. Under this method, the issued and outstanding shares of common stock are reduced by the number of shares of common stock repurchased, and no treasury stock is recognized on the condensed consolidated financial statements.

A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 for an aggregate purchase price of approximately $2.0 billion. We incurred $24.3 million in fees and expenses associated with the share repurchase, which included $19.2 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We currently expect to pay the excise tax in the second quarter of 2025. These costs were recognized within (Accumulated deficit) retained earnings on the condensed consolidated balance sheet during the three months ended June 30, 2024 as costs to repurchase the Company’s common stock. The purchased shares were cancelled and ceased to be outstanding.
Note 12. Stock Compensation
We recorded $56.6 million and $116.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. We recorded $54.5 million and $107.9 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $34.5 million, $71.3 million, $32.8 million and $63.8 million for the three and six months ended June 30, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $21.7 million, $44.1 million, $20.9 million and $42.5 million for the three and six months ended June 30, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.4 million, $1.0 million, $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2024 and 2023.
Additionally, as described in Note 6, as part of the Escient acquisition, during the three and six months ended June 30, 2024, we recognized related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average risk-free interest rates	4.36%	3.88%	4.13%	3.76%	5.33%	4.87%	5.41%	4.27%
Average expected life (in years)	5.84	5.58	4.91	4.95	0.50	0.50	0.50	0.50
Volatility	25%	29%	30%	32%	28%	27%	22%	23%
Weighted-average fair value (in dollars)	$20.18	$22.57	$20.59	$26.78	$10.45	$13.82	$10.54	$14.08
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

Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2023	12,457,158	$85.40
Options granted	721,080	$60.99
Options exercised	(37,500)	$52.12
Options cancelled	(198,243)	$84.53
Balance at June 30, 2024	12,942,495	$84.15
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2023	7,165,342	$72.17
RSUs granted	408,722	$60.33
Additional PSUs earned	21,866	$83.58
RSUs released	(393,218)	$79.69
RSUs cancelled	(122,580)	$71.83
Balance at June 30, 2024	7,080,132	$71.11
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and six months ended June 30, 2024 we recorded $3.5 million and $6.9 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and six months ended June 30, 2023 we recorded $2.7 million and $9.2 million of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2023	10,815,026
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted	(1,560,390)
Options, RSUs and PSUs cancelled	443,403
Balance at June 30, 2024	10,698,039
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of June 30, 2024, was $24.1 million, which is expected to be recognized over the weighted average period of approximately 1.0 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2024, was $165.1 million, which is expected to be recognized over the weighted average period of approximately 1.4 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2024, was $10.1 million, which is expected to be recognized over the weighted average period of 1.0 years, should the underlying performance conditions be deemed probable of achievement.
Note 13. Income Taxes
For the three and six months ended June 30, 2024 and 2023, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) income before provision for income taxes	$(389,777)	$277,604	$(153,618)	$329,460
Provision for income taxes	54,824	74,056	121,435	104,209

Effective tax rate	(14.1)%	26.7%	(79.0)%	31.6%
Our effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for the three and six months ended June 30, 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction. The effective tax rate for the three and six months ended June 30, 2024 was unfavorable as compared to the prior year period primarily due to the non-deductible charges associated with the Escient acquisition.
As described in Note 6, as part of the Escient acquisition, we recorded $44.8 million of deferred tax assets predominately related to net operating losses and capitalized researched and development costs.
The balance of our unrecognized tax benefits (including penalties and interest) increased by $19.3 million during the six months ended June 30, 2024. This movement was primarily driven by increases related to prior period tax positions of $7.5 million, increases related to acquired reserves of $8.8 million, and $3.0 million of interest and penalties. We accrue interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.

One or more of our legal entities file income tax returns in the U.S. and in certain foreign jurisdictions. Our income tax returns may be examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues such as the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations and relevant facts. In the U.S., the statute of limitations remains open beginning with tax year 2020. We are currently under U.S. federal audit for tax year 2021.
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
Note 14. Net (Loss) Income Per Share
Net (loss) income per share was calculated as follows for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net (loss) income	$(444,601)	$203,548	$(275,053)	$225,251

Weighted average common shares outstanding	218,175	223,248	221,329	223,104

Basic net (loss) income per share	$(2.04)	$0.91	$(1.24)	$1.01

Diluted net (loss) income	$(444,601)	$203,548	$(275,053)	$225,251

Weighted average common shares outstanding	218,175	223,248	221,329	223,104
Dilutive stock options and awards	—	2,401	—	2,437
Weighted average shares used to compute diluted net (loss) income per share	218,175	225,649	221,329	225,541

Diluted net (loss) income per share	$(2.04)	$0.90	$(1.24)	$1.00
All stock options and stock awards were excluded from the diluted share calculation for the three and six months ended June 30, 2024 because their effect would have been anti-dilutive, as we were in a net loss position. The potential common shares that were excluded from the diluted net (loss) income per share computation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding stock options and awards	16,067,125	12,806,418	16,148,294	10,781,677
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2024 was $5.2 million and $10.6 million, respectively. Defined contribution expense for the three and six months ended June 30, 2023 was $4.0 million and $9.6 million, respectively.

Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The net periodic benefit cost was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$2,657	$1,733	$5,278	$3,821
Interest cost	786	44	1,227	661
Expected return on plan assets	(1,961)	(736)	(3,444)	(2,276)
Amortization of prior service cost	206	276	407	379
Amortization of actuarial losses	393	(90)	480	—
Net periodic benefit cost	$2,081	$1,227	$3,948	$2,585
The components of net periodic benefit cost other than the service cost component are included in Interest income and other, net on the condensed consolidated statements of operations. We expect to contribute a total of $10.0 million to the pension plans in 2024 inclusive of the amounts contributed to the plan during the current period.
Note 16. Commitments and Contingencies
Commitments
In August 2021, we entered into a revolving credit and guaranty agreement, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”), among Incyte Corporation, as borrower, our subsidiary Incyte Holdings Corporation, as a guarantor, a group of lenders (the “Lenders”), and J.P. Morgan Chase Bank, N.A., as administrative agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $500.0 million. The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma consolidated leverage ratio would not exceed 0.25:1.00 above our consolidated leverage ratio in effect immediately prior to giving effect to such increase.
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of June 30, 2024, we have accrued approximately $91.1 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending June 30, 2024 is approximately 6.8%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 8, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the SEC.
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
◦Our marketable securities, short term equity investments and long term equity investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
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
In August 2014, the FDA approved supplemental labeling for JAKAFI to include Kaplan-Meier overall survival curves as well as additional safety and dosing information. The overall survival information is based on three-year data from COMFORT-I and II and shows that at three years the probability of survival for patients treated with JAKAFI in COMFORT-I was 70% and for those patients originally randomized to placebo it was 61%. In COMFORT-II, at three years the probability of survival for patients treated with JAKAFI was 79% and for patients originally randomized to best available therapy it was 59%. In December 2016, we announced an exploratory pooled analysis of data from the five-year follow-up of the COMFORT-I and COMFORT-II trials of patients treated with JAKAFI, which further supported previously published overall survival findings.
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
In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea. The approval of JAKAFI for PV was based on data from the pivotal Phase 3 RESPONSE trial. In this trial, patients treated with JAKAFI demonstrated superior hematocrit control and reductions in spleen volume compared to best available therapy. In addition, a greater proportion of patients treated with JAKAFI achieved complete hematologic remission—which was defined as achieving hematocrit control and lowering platelet and white blood cell counts. In the RESPONSE trial, the most common hematologic adverse reactions (incidence > 20%) were thrombocytopenia and anemia. The most common non-hematologic adverse events (incidence >10%) were headache, abdominal pain, diarrhea, dizziness, fatigue, pruritus, dyspnea and muscle spasms.

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
MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208) globally. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. Under the terms of the collaboration and license agreement, we received rights to co-commercialize tafasitamab in the United States with MorphoSys, and exclusive development and commercialization rights outside of the United States. As more fully described in Note 6 of Notes to the Condensed Consolidated Financial Statements, in February 2024, we entered into a purchase agreement with MorphoSys, and as a result, we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.

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
Phase 2 trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) and INCB00928 (Zilurgisertib) in patients with MF are ongoing with data presented demonstrating early signals of clinical activity of both agents in monotherapy and in combination with ruxolitinib. Additional discovery and development initiatives are also ongoing with two Phase 1 studies in INCA33989 (mCALR) and INCB160058 (JAK2V617Fi), both of which hold the potential to be disease modifying therapeutics and address significant unmet need in MF, PV and ET.
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
In July 2023, we and Syndax announced that AGAVE-201 had met its primary endpoint across all cohorts with an overall response rate (ORR) of 74% at the dose of 0.3 mg/kg administered every two weeks. The data highlight the durable response seen at the 0.3 mg/kg dose with 60% of patients who responded to axatilimab still responding at one year. In December 2023, a Biologics License Application (BLA) was submitted to the FDA for axatilimab for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy and accepted for Priority Review in February 2024. Plans are underway to initiate two combination trials with axatilimab in cGVHD in 2024, including a randomized Phase 2 combination trial with ruxolitinib and a randomized Phase 3 combination trial with steroids, both directed at treating patients with cGVHD in earlier lines of therapy.
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
Retifanlimab
In July 2024, we announced positive topline results from both the two Phase 3 clinical studies evaluating retifanlimab, a humanized monoclonal antibody targeting programmed cell death receptor-1 (PD-1), in squamous cell anal carcinoma (SCAC) and non-small cell lung cancer (NSCLC). The phase 3 study in SCAC met its primary endpoint of progression free survival while the Phase 3 study in NSCLC meet its primary endpoint of overall survival. The safety analysis from both studies showed retifanlimab was generally well-tolerated with no new safety signals observed. We plan to share the full datasets from both studies in the second half of 2024. POD1UM-303 is a Phase 3, global, multicenter, randomized, double-blind study evaluating carboplatin-paclitaxel with retifanlimab or placebo in patients with inoperable locally recurrent or metastatic SCAC who have not previously been treated with chemotherapy. POD1UM-304 is a Phase 3, global, multicenter, randomized, double-blind study evaluating platinum-based chemotherapy with retifanlimab or placebo in patients with first-line, metastatic squamous or nonsquamous NSCLC.

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2i)	Myelofibrosis: Phase 2
Ruxolitinib + INCB57643 (JAK1/JAK2 + BETi)	Myelofibrosis: Phase 2
Axatilimab (anti-CSF-1R)[1]	Chronic GVHD: Pivotal Phase 2 (third-line plus therapy) (AGAVE-201); BLA under review in the U.S.
Ruxolitinib + axatilimab[1] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 2 in preparation
Steroids + axatilimab[1] (Steroids + anti-CSF-1R)	Chronic GVHD: Phase 3 in preparation
INCA33989 (mCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Phase 1
Pemigatinib (PEMAZYRE) (FGFR1/2/3)	Myeloid/lymphoid neoplasms (MLN): approved in the U.S. and Japan Cholangiocarcinoma (CCA): Phase 3 (FIGHT-302)
Tafasitamab (MONJUVI/MINJUVI) (CD19)
Relapsed or refractory diffuse large B-cell lymphoma (DLBCL): Phase 3 (B-MIND)
First-line DLBCL: Phase 3 (frontMIND)
Relapsed or refractory follicular lymphoma (FL) and relapsed or refractory marginal zone lymphoma (MZL): Phase 3 (inMIND)

Retifanlimab (ZYNYZ)[2] (PD-1)	Merkel cell carcinoma (MCC): approved in the U.S. and Europe
Squamous cell anal cancer (SCAC): Phase 3 (POD1UM-303)
Non-small cell lung cancer (NSCLC): Phase 3 (POD1UM-304)
MSI-high endometrial cancer: Phase 2 (POD1UM-101, POD1UM-204)
INCB123667 (CDK2i)	Solid tumors with Amplification/ Overexpression of CCNE1: Phase 1
INCB161734 (KRASG12D)	Advanced metastatic solid tumors with a KRAS G12D mutation: Phase 1
INCA33890 (TGFßR2×PD-1)[3]	Advanced or metastatic solid tumors: Phase 1
1.Clinical development of axatilimab in GVHD conducted in collaboration with Syndax Pharmaceuticals.
2.Retifanlimab licensed from MacroGenics.
3.Development collaboration with Merus.
Earlier-Stage Development Programs in Hematology and Oncology
In July 2024, we announced a strategic review of our pipeline with an increased focus on high potential impact programs. We will discontinue further development of both oral, small molecule PD-L1 inhibitors, as well as LAG-3 monoclonal antibody, TIM-3 monoclonal antibody and LAG-3xPD-1 bispecific.
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
INCB161734 (KRASG12D)
A Phase 1 study evaluating INCB161734 (KRASG12D) was initiated in the first quarter of 2024. INCB161734 is a potent, selective and orally bioavailable KRAS G12D inhibitor and, as highlighted at AACR in April 2024, has shown excellent efficacy in several preclinical models. With no currently approved G12D-targeting agents, INCB161734 could address an important patient need as the KRASG12D mutation is found in 40% of pancreatic ductal adenocarcinoma, 15% of colorectal cancers, and 5% of non-small cell lung cancers. Data from the ongoing Phase 1 study is expected in 2025.
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody that has been engineered to avoid the known toxicity of broad TGFβ pathway blockade. INCA33890 has a 10-fold higher binding affinity for PD-1 relative to TGFβR2, and specifically blocks TGFβ signaling in cells co-expressing PD-1. In April 2023, we presented preclinical data at AACR that showed that INCA33890 inhibits tumor growth in PD-1-resistant mouse models. In July 2023, we initiated a Phase 1 study evaluating INCA33890 in patients with select advanced solid tumors. Data from the ongoing Phase 1 study is expected in 2025.
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
AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin. Onset can occur at any age but is more common in infants and children. In the United States, we estimate that there are approximately 10 million diagnosed adolescent and adult patients with AD.
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
In January 2024, we received approval in France to promote and distribute OPZELURA for vitiligo under a process called “Accès Direct.” This process is intended to allow for early access to a therapy while a final price is negotiated.
We achieved full reimbursement for OPZELURA in Spain and Italy at the end of the second quarter 2024 and in France in July 2024.
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
In January, 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in Hidradenitis Suppurativa (HS). Ruxolitinib 1.5% cream BID met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile. A Phase 3 study is expected to initiate in 2025.
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
Prurigo Nodularis. In October 2023 we announced that the Phase 2, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with PN had met its primary endpoint. A Phase 3 study in PN is expected to initiate in 2024.
Asthma and Chronic Spontaneous Urticaria. In July 2023, we initiated two Phase 2 trials evaluating povorcitinib in patients with moderate to severe uncontrolled asthma and in chronic spontaneous urticaria.
INCB000262 (EP262) (MRGPRX2) & INCB000547 (EP547) (MRGPRX4)
As more fully described in Note 6 to the Condensed Consolidated Financial Statements, in May 2024, we acquired Escient Pharmaceuticals, Inc. (“Escient”). Escient is a clinical-stage drug discovery and development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Escient’s clinical development portfolio includes EP262, a first-in-class, potent, highly selective, once-daily small molecule antagonist of Mas-related G protein-coupled receptor (MRGPRX2) and EP547, a first-in-class oral MRGPRX4 antagonist.

MRGPRX2 is a specific, novel mechanism for blocking mast cell activation, independent from IgE, and has been a high priority target to add to our IAI pipeline. EP262 is a first-in-class medicine that entered the clinic in January 2023 and is currently being evaluated in the clinic. In the Phase 1 healthy volunteer study, EP262 was well-tolerated, had low inter-patient PK variability and achieved exposures well above predicted efficacious levels. EP262 is currently in a phase 1b open label study in chronic inducible urticaria (CIndU) and in two randomized phase 2 studies in chronic spontaneous urticaria (CSU) and atopic dermatitis (AD) with data for all three studies expected by early 2025.
EP547 is a potent and highly-selective antagonist of MRGPRX4. MRGPRX4 is expressed on neurons in the dorsal root ganglia and specifically activated by bile acids that are increased in cholestatic patients. Initial evaluation is being conducted in cholestatic pruritus with clinical proof-of-concept for cholestatic pruritus associated with primary biliary cholangitis (PBC) and primary sclerosing cholangitis (PSC), anticipated by early 2025.
Indication expansion opportunities for both EP262 and EP547 are under evaluation.

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	Atopic dermatitis: Phase 3 pediatric study (TRuE-AD3)
Vitiligo: Approved in the U.S. and Europe
Lichen planus: Phase 2
Lichen sclerosus: Phase 2
Hidradenitis suppurativa: Phase 2; Phase 3 expected to initiate in 2025
Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Ruxolitinib cream + UVB (JAK1/JAK2 + phototherapy)	Vitiligo: Phase 2
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 3 expected to initiate in 2024 Asthma: Phase 2 Chronic spontaneous urticaria: Phase 2
INCB000262 (EP262) (MRGPRX2)	Chronic spontaneous urticaria: Phase 2 Chronic inducible urticaria: Phase 1b Atopic dermatitis: Phase 2a
INCB000547 (EP547) (MRGPRX4)	Cholestatic pruritus: Phase 2a
INCA034460 (anti-IL-15Rβ)	Vitiligo: Phase 1
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
MET is a clinically validated receptor kinase cancer target. Abnormal MET activation in cancer correlates with poor prognosis. Dysregulation of the MET pathway triggers tumor growth, formation of new blood vessels that supply the tumor with nutrients and causes cancer to spread to other organs. Dysregulation of the MET pathway is seen in many types of cancers, including lung, kidney, liver, stomach, breast and brain.
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
1.Ruxolitinib (Jakavi) licensed to Novartis outside of the United States for use in hematology and oncology excluding topical administration.
2. Baricitinib (Olumiant) licensed to Lilly: approved as Olumiant in multiple territories globally for certain patients with moderate-to-severe rheumatoid arthritis; approved as Olumiant in EU and Japan for certain patients with atopic dermatitis.
3. Capmatinib (Tabrecta) licensed to Novartis.
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

For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2024.
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
Results of Operations
We recorded net loss of $444.6 million and basic and diluted net loss per share of $2.04 for the three months ended June 30, 2024, as compared to net income of $203.5 million and basic net income per share of $0.91 and diluted net income per share of $0.90 in the corresponding period in 2023. We recorded net loss of $275.1 million and basic and diluted net loss per share of $1.24 for the six months ended June 30, 2024, as compared to net income of $225.3 million and basic net income per share of $1.01 and diluted net income per share of $1.00 in the corresponding period in 2023.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
JAKAFI revenues, net	$706.0	$682.4	$1,277.8	$1,262.4
OPZELURA revenues, net	121.7	80.2	207.4	136.8
ICLUSIG revenues, net	26.9	29.1	57.2	56.8
PEMAZYRE revenues, net	20.3	21.6	38.0	44.0
MINJUVI/MONJUVI revenues, net	31.1	13.2	55.0	19.7
ZYNYZ revenues, net	0.6	0.6	1.1	0.6
Total product revenues, net	906.6	827.1	1,636.5	1,520.3
JAKAVI product royalty revenues	99.3	90.4	188.9	167.0
OLUMIANT product royalty revenues	31.7	32.0	62.3	66.2
TABRECTA product royalty revenues	5.3	4.8	10.5	9.0
PEMAZYRE product royalty revenues	0.9	0.3	1.4	0.8
Total product royalty revenues	137.2	127.5	263.1	243.0
Milestone and contract revenues	—	—	25.0	—
Total revenues	$1,043.8	$954.6	$1,924.6	$1,763.3
The increase in JAKAFI product revenues for the three months ended June 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $17.2 million and a price increase of $6.4 million. The increase in JAKAFI net product revenues for the six months ended June 30, 2024 as compared to the corresponding period in 2023 reflected a price increase of $17.2 million, subject to a volume decrease of $1.8 million. The increase for the three months ended June 30, 2024 as compared to the corresponding period in 2023 was primarily driven by an increase in paid demand across all indications. For the six months ended June 30, 2024 as compared to the corresponding period in 2023, the increase in net product revenues due to the increase in paid demand was offset by higher channel inventory levels at the end of the second quarter of 2023 versus the second quarter of 2024.
The increase in OPZELURA net product revenues for the three months ended June 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $36.4 million and a price increase of $5.1 million. The increase in OPZELURA net product revenues for the six months ended June 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $63.2 million and a price increase of $7.4 million. The increase in OPZELURA net product revenues for the three and six months ended June 30, 2024 was driven by continued growth in new patient starts and refills and approximately $11.0 million of net product revenues in the second quarter of 2024 were from Europe.
The increase in MINJUVI/MONJUVI net product revenues for the three and six months ended June 30, 2024 was driven by the acquisition completed in February 2024, under which we gained exclusive global rights to tafasitamab marketed in the United States as MONJUVI (tafasitamab-cxix). Refer to Note 6 of Notes to the Condensed Consolidated Financial Statements for further information related to the acquisition.
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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Six Months Ended June 30, 2024	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2024	$20,479	$264,422	$13,016	$11,021	$308,938
Allowances for current period sales	70,758	591,811	76,799	9,996	749,364
Allowances for prior period sales	450	2,913	(68)	336	3,631
Credits/payments for current period sales	(54,235)	(452,284)	(74,910)	—	(581,429)
Credits/payments for prior period sales	(16,226)	(97,788)	(4,237)	(5,708)	(123,959)
Balance at June 30, 2024	$21,226	$309,074	$10,600	$15,645	$356,545
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of June 30, 2024, we have accrued approximately $91.1 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending June 30, 2024 is approximately 6.8%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
Our milestone and contract revenues for the six months ended June 30, 2024, was derived from a $25.0 million upfront payment received during the first quarter of 2024 upon our transfer of functional intellectual property to CMSHL.

Cost of Product Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Product costs	$31.2	$23.3	$58.6	$46.8
Salary and benefits related	2.4	3.0	4.6	5.7
Stock compensation	0.4	0.8	1.0	1.6
Royalty expense	36.9	35.5	62.0	59.9
Amortization of definite-lived intangible assets	5.7	5.7	11.4	11.1
Total cost of product revenues	$76.6	$68.3	$137.6	$125.1
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily due to growth in net product revenues.
Operating Expenses
Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Salary and benefits related	$120.5	$98.6	$243.2	$199.0
Stock compensation	34.5	32.8	71.3	63.8
Escient acquisition related compensation expense	11.3	—	11.3	—
Escient IPR&D expense	679.4	—	679.4	—
Clinical research and outside services	247.7	221.3	474.3	451.2
Occupancy and all other costs	45.0	48.1	88.1	93.4
Total research and development expenses	$1,138.4	$400.8	$1,567.6	$807.4
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2024 as compared to the corresponding period in 2023 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the three months ended June 30, 2024, we recognized compensation expense in research and development of $11.3 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.

Research and development expenses for the three and six months ended June 30, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition, as described in Note 6 to the Condensed Consolidated Financial Statements. The increase in clinical research and outside services expense for the three months ended June 30, 2024 as compared to the corresponding period in 2023, was primarily due to continued investment in our late stage development assets and timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.4 million and $1.4 million, respectively, for the three and six months ended June 30, 2024. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $7.0 million and $9.7 million, respectively, for the three and six months ended June 30, 2023. Research and development expenses for the three and six months ended June 30, 2024 and 2023 were net of $4.2 million, $21.3 million, $25.1 million and $25.7 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Salary and benefits related	$83.4	$74.4	$166.6	$147.3
Stock compensation	21.7	20.9	44.1	42.5
Escient acquisition related compensation expense	$20.2	—	20.2	—
Other contract services and outside costs	180.7	188.6	375.3	409.7
Total selling, general and administrative expenses	$306.0	$283.9	$606.2	$599.5
The increase in salary and benefits related expense for the three and six months ended June 30, 2024 as compared to the corresponding period in 2023 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the three months ended June 30, 2024, we recognized compensation expense in selling, general and administrative expenses of $20.2 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations. The decrease in other contract services and outside costs for the three months ended June 30, 2024, as compared to the corresponding period in 2023, was primarily due to the timing of consumer marketing activities and of certain other expenses.

Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2024 was a loss of $0.9 million and $0.4 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The loss on change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2023 was $8.4 million and $14.6 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time. The change in fair value of the contingent consideration during the three and six months ended June 30, 2023 was due primarily to the passage of time.
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
Non-operating Income and Expenses
Interest income and other, net
Interest income and other, net for the three and six months ended June 30, 2024 was $49.8 million and $94.5 million, respectively. Interest income and other, net for the three and six months ended June 30, 2023 was $42.7 million and $75.5 million, respectively. The increase in Interest income and other, net for the three and six months ended June 30, 2024 primarily relates to an increase in interest earned on our cash equivalents and marketable securities generally due to higher interest rates.
Realized and unrealized gain on equity investments
Realized and unrealized gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those realized and unrealized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Agenus	$3.1	$0.9	$0.1	$(9.7)
Merus	40.0	28.2	110.2	38.6
MorphoSys	0.8	12.7	30.7	14.1
Syndax	(4.6)	(0.2)	(1.5)	(6.4)
Other	(0.1)	0.2	(0.3)	(0.1)
Total realized and unrealized gain on equity investments	$39.2	$41.8	$139.2	$36.5

Provision for income taxes
The provision for income taxes for the three and six months ended June 30, 2024 was $54.8 million and $121.4 million, respectively. The provision for income taxes for the three and six months ended June 30, 2023 was $74.1 million and $104.2 million, respectively.
Our effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to the non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for the three and six months ended June 30, 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Liquidity and Capital Resources
At June 30, 2024, we had available cash, cash equivalents and marketable securities of $1.4 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Additionally, we had short term equity investments of $69.9 million as of June 30, 2024. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash used in operating activities for the six months ended June 30, 2024 was $356.8 million and net cash provided by operating activities for the six months ended June 30, 2023 was $200.9 million. The decrease in cash provided by operating activities was due primarily to the Escient acquisition and changes in working capital.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of equity investments. Net cash provided by investing activities was $140.7 million for the six months ended June 30, 2024, which primarily represented sales of equity investments of $227.3 million and sale and maturities of marketable securities of $182.6 million, offset in part by purchases of marketable securities of $204.1 million, and capital expenditures of $63.7 million. Net cash used in investing activities was $36.0 million for the six months ended June 30, 2023, which represented purchases of marketable securities of $152.3 million, payments for intangible assets of $15.0 million, and capital expenditures of $19.2 million, offset in part by the sales and maturities of marketable securities of $150.5 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $2.01 billion for the six months ended June 30, 2024 and was primarily driven by expenditures associated with the share repurchase of $2.00 billion. Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2023, primarily representing proceeds from the issuance of common stock under our stock plans, offset in part by cash paid to ARIAD/Takeda for contingent consideration.
In August 2021, we entered into a $500.0 million, revolving credit and guaranty facility, which was subsequently amended in May 2023 and June 2024 (as amended, the "Credit Agreement"). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of June 30, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2024, marketable securities were $462.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2024, the decline in fair value would not be material.
Additionally, we have short term equity investments of $69.9 million as of June 30, 2024. To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our Realized and unrealized gain (loss) on equity investments will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2024, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. In February 2016, we received a notice letter regarding an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire in 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires in June 2028. To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Subsequently, we received a notice letter in February 2024 challenging the patent covering ruxolitinib composition of matter and its use, which expires in June 2028. There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any such generic manufacturer would be successful in protecting JAKAFI’s exclusivity. The entry of a competitive drug product from another company or a generic version of JAKAFI could result in a decrease in JAKAFI sales and materially harm our business, operating results, and financial condition.
With respect to deuterated ruxolitinib, in January 2018 the Patent Trial and Appeal Board (PTAB) of United States Patent and Trademark Office denied a petition challenging our patent covering deuterated ruxolitinib analogs. The PTAB subsequently denied the petitioner’s request for rehearing in May 2018, a decision that was upheld by the United States Court of Appeals for the Federal Circuit. Nevertheless, the petitioner still has the right separately to challenge the validity of our patent in federal court.
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
Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates, lead to our loss of potential revenues from product sales and milestones and delay our achievement, if any, of profitability. Additionally, conflicts have from time to time occurred, and may in the future arise, relating to, among other things, disputes about the achievement and payment of milestone amounts and royalties owed, the ownership of intellectual property that is developed during the course of a collaborative relationship or the operation or interpretation of other provisions in our collaboration agreements. These disputes have led and could in the future lead to litigation or arbitration, which could be costly and divert the efforts of our management and scientific staff and could diminish the expected effectiveness of the collaboration.
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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution or make investments in other companies. For example, February 2024, we entered into a purchase agreement with MorphoSys under which we acquired rights to tafasitamab (MONJUVI/MINJUVI) that resulted in our holding exclusive global development and commercialization rights to tafasitamab. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
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
Our marketable securities, short term equity investments and long term equity investments are subject to risks that could adversely affect our overall financial position.
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

Any loss in value of our short and long term equity investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.
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
We derived a substantial portion of our revenues for the year ended December 31, 2023 and the six months ended June 30, 2024 from JAKAVI and OLUMIANT product royalties and, in prior periods, we derived a substantial portion of our revenues from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to our purchases of shares of our common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—		$—	—	$—
May 1, 2024 through May 31, 2024	—		$—	—	$—
June 1, 2024 through June 30, 2024	33,325,849	(1)	$60.00	—	$—
Total	33,325,849		$60.00	—	$—
(1) The total number of shares includes: (i) 27,866,666 shares repurchased at a price of $60.00 per share for an aggregate price of approximately $1.672 billion pursuant to a modified “Dutch auction” tender offer which expired at 12:00 midnight, at the end of the day, New York City time on June 10, 2024 and (ii) 5,459,183 shares repurchased at a price of $60.00 per share for an aggregate price of approximately $328.0 million pursuant to the terms of a separate stock purchase agreement between us and Julian C. Baker (a member of our Board of Directors), Felix J. Baker, and entities affiliated with Julian C. and Felix J. Baker, including funds advised by Baker Bros. Advisors LP, which closed on June 26, 2024.
Item 5. Other Information
(c) During the three months ended June 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on June 13, 2024 providing for the sale of up to an aggregate of 954 shares of our common stock until June 13, 2025.
Jonathan Dickinson, our Executive Vice President and General Manager, Europe, adopted a trading plan on June 13, 2024 providing for the sale of up to an aggregate of 9,462 shares of our common stock until June 13, 2025.
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1*
Amendment No. 2, dated as of June 28, 2024, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021 among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

INCYTE CORPORATION

Dated: July 30, 2024	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2024	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)