Form 10-Q
period 2024-09-30
INCYTE CORP
filed 2024-10-29
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 192,650,249 as of October 22, 2024.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	September 30, 2024	December 31, 2023*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,304,109	$3,213,376
Marketable securities—available-for-sale (amortized cost $463,921 and $442,816 as of September 30, 2024 and December 31, 2023, respectively; allowance for credit losses $0 as of September 30, 2024 and December 31, 2023)	467,235	442,667
Short term equity investments	3,344	—
Accounts receivable	758,450	743,557
Inventory	70,442	62,972
Prepaid expenses and other current assets	205,128	182,830
Total current assets	2,808,708	4,645,402

Restricted cash	1,737	1,845
Long term equity investments	27,566	187,716
Inventory	297,974	206,965
Property and equipment, net	773,102	751,513
Finance lease right-of-use assets, net	25,072	25,535
Other intangible assets, net	119,994	123,545
Goodwill	155,593	155,593
Deferred income tax asset	762,310	631,886
Other assets, net	40,378	52,107
Total assets	$5,012,434	$6,782,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,710	$109,601
Accrued compensation	150,722	153,348
Accrued and other current liabilities	1,127,951	935,569
Finance lease liabilities	3,932	3,439
Acquisition-related contingent consideration	40,335	38,422
Total current liabilities	1,501,650	1,240,379

Acquisition-related contingent consideration	166,665	173,578
Finance lease liabilities	28,223	29,162
Other liabilities	144,676	149,151
Total liabilities	1,841,214	1,592,270

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 192,798,328 and 224,286,862 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	192	224
Additional paid-in capital	4,429,466	5,016,122
Accumulated other comprehensive income	15,655	13,106
(Accumulated deficit) retained earnings	(1,274,093)	160,385
Total stockholders’ equity	3,171,220	5,189,837
Total liabilities and stockholders’ equity	$5,012,434	$6,782,107
*The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenues, net	$962,992	$783,197	$2,599,481	$2,303,439
Product royalty revenues	156,879	130,828	420,038	373,869
Milestone and contract revenues	18,000	5,000	43,000	5,000
Total revenues	1,137,871	919,025	3,062,519	2,682,308

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	85,993	60,091	223,583	185,239
Research and development	573,174	375,709	2,140,814	1,183,100
Selling, general and administrative	309,209	267,893	915,447	867,428
Loss (gain) on change in fair value of acquisition-related contingent consideration	23,410	(426)	23,847	14,144
Loss and (profit) sharing under collaboration agreements	—	1,053	(1,025)	(858)
Total costs, expenses and other	991,786	704,320	3,302,666	2,249,053

Income (loss) from operations	146,085	214,705	(240,147)	433,255
Interest income and other, net	24,195	46,371	118,708	121,912
Interest expense	(774)	(623)	(1,861)	(1,747)
Realized and unrealized (loss) gain on equity investments	(12,982)	(26,654)	126,206	9,839
Income before provision for income taxes	156,524	233,799	2,906	563,259
Provision for income taxes	50,068	62,530	171,503	166,739
Net income (loss)	$106,456	$171,269	$(168,597)	$396,520

Net income (loss) per share:
Basic	$0.55	$0.76	$(0.80)	$1.77
Diluted	$0.54	$0.76	$(0.80)	$1.76

Shares used in computing net income (loss) per share:
Basic	192,629	224,078	211,763	223,428
Diluted	195,838	226,167	211,763	225,756
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$106,456	$171,269	$(168,597)	$396,520

Other comprehensive income (loss):
Foreign currency translation gain (loss)	15,228	(4,855)	(2,185)	3,594
Unrealized gain on marketable securities, net of tax	5,463	768	3,463	3,677
Defined benefit pension gain, net of tax	384	175	1,271	554
Other comprehensive income (loss)	21,075	(3,912)	2,549	7,825

Comprehensive income (loss)	$127,531	$167,357	$(166,048)	$404,345
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balance at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271
Issuance of 71,769 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 291,735 shares of Common Stock under the ESPP	—	13,792	—	—	13,792
Issuance of 1,345 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	56,637	—	—	56,637
Repurchases of common stock	(33)	(758,061)	—	(1,265,778)	(2,023,872)
Other comprehensive income	—	—	752	—	752
Net loss	—	—	—	(444,601)	(444,601)
Balances at June 30, 2024	$191	$4,382,734	$(5,420)	$(1,380,446)	$2,997,059
Issuance of 1,060,300 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	(31,270)	—	—	(31,269)
Issuance of 1,242 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	77,922	—	—	77,922
Repurchases of common stock	—	—	—	(103)	(103)
Other comprehensive income	—	—	21,075	—	21,075
Net income	—	—	—	106,456	106,456
Balances at September 30, 2024	$192	$4,429,466	$15,655	$(1,274,093)	$3,171,220

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2023	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 313,995 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	11,235	—	—	11,235
Issuance of 1,073 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	53,558	—	—	53,558
Other comprehensive income	—	—	5,873	—	5,873
Net income	—	—	—	21,703	21,703
Balances at March 31, 2023	$223	$4,856,914	$20,942	$(415,511)	$4,462,568
Issuance of 59,093 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 216,168 shares of Common Stock under the ESPP	—	13,704	—	—	13,704
Issuance of 1,282 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	54,928	—	—	54,928
Other comprehensive income	—	—	5,864	—	5,864
Net income	—	—	—	203,548	203,548
Balances at June 30, 2023	$223	$4,925,626	$26,806	$(211,963)	$4,740,692
Issuance of 762,231 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	(24,682)	—	—	(24,681)
Issuance of 1,278 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	47,999	—	—	47,999
Other comprehensive loss	—	—	(3,912)	—	(3,912)
Net income	—	—	—	171,269	171,269
Balances at September 30, 2023	$224	$4,949,023	$22,894	$(40,694)	$4,931,447
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(168,597)	$396,520
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	66,515	60,898
Stock-based compensation	194,340	155,899
Deferred income taxes	(85,609)	(92,919)
Other, net	(4,824)	(543)
Realized and unrealized gain on equity investments	(126,206)	(9,839)
Loss on change in fair value of acquisition-related contingent consideration	23,847	14,144
Changes in operating assets and liabilities:
Accounts receivable	(14,893)	(12,384)
Prepaid expenses and other assets	(55,381)	(62,081)
Inventory	(93,352)	(77,193)
Accounts payable	69,109	(138,135)
Accrued and other liabilities	149,170	114,391
Net cash (used in) provided by operating activities	(45,881)	348,758
Cash flows from investing activities:
Purchase of long term investments	—	(10,000)
Sale of equity investments	282,866	45
Capital expenditures	(68,879)	(30,219)
Payments for intangible assets	(13,900)	(15,000)
Purchases of marketable securities	(228,986)	(222,228)
Sale and maturities of marketable securities	207,881	224,225
Net cash provided by (used in) investing activities	178,982	(53,177)
Cash flows from financing activities:
Repurchases of common stock	(2,004,790)	—
Proceeds from issuance of common stock under stock plans	16,242	28,319
Tax withholdings related to restricted and performance share vesting	(39,416)	(28,061)
Payment of finance lease liabilities	(2,761)	(2,523)
Payment of contingent consideration	(11,216)	(18,114)
Net cash used in financing activities	(2,041,941)	(20,379)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(535)	625
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,909,375)	275,827
Cash, cash equivalents, and restricted cash at beginning of period	3,215,221	2,953,120
Cash, cash equivalents, and restricted cash at end of period	$1,305,846	$3,228,947
Supplemental Schedule of Cash Flow Information
Income taxes paid	$302,860	$253,180
Unpaid purchases of property and equipment	$3,538	$11
Unpaid excise tax on repurchase of common stock	$19,185	$—
Leased assets obtained in exchange for new operating lease liabilities	$2,436	$5,275
Leased assets obtained in exchange for new finance lease liabilities	$1,959	$1,176
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix), and ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which was approved for medical use in the United States in August 2024 and will be co-commercialized. Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from our audited consolidated financial statements.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
JAKAFI revenues, net	$741,181	$636,252	$2,018,993	$1,898,605
OPZELURA revenues, net	139,272	91,836	346,691	228,621
ICLUSIG revenues, net	29,745	27,721	86,950	84,493
PEMAZYRE revenues, net	20,661	18,942	58,606	62,989
MINJUVI/MONJUVI revenues, net	31,439	8,348	86,429	28,063
ZYNYZ revenues, net	694	98	1,812	668
Total product revenues, net	962,992	783,197	2,599,481	2,303,439
JAKAVI product royalty revenues	115,741	96,551	304,653	263,691
OLUMIANT product royalty revenues	34,796	29,615	97,087	95,779
TABRECTA product royalty revenues	5,928	4,139	16,460	13,115
PEMAZYRE product royalty revenues	414	523	1,838	1,284
Total product royalty revenues	156,879	130,828	420,038	373,869
Milestone and contract revenues	18,000	5,000	43,000	5,000
Total revenues	$1,137,871	$919,025	$3,062,519	$2,682,308
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
September 30, 2024
Debt securities (government)	$463,921	$3,314	$467,235

December 31, 2023
Debt securities (government)	$442,816	$(149)	$442,667

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of September 30, 2024 and December 31, 2023, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At September 30, 2024 and December 31, 2023, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2024.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2024
Cash and cash equivalents	$1,304,109	$—	$—	$1,304,109
Debt securities (government)	—	467,235	—	467,235
Short term equity investments (Note 8)	3,344	—	—	3,344
Long term equity investments (Note 8)	27,566	—	—	27,566
Total assets	$1,335,019	$467,235	$—	$1,802,254

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$3,213,376	$—	$—	$3,213,376
Debt securities (government)	—	442,667	—	442,667
Long term equity investments (Note 8)	187,716	—	—	187,716
Total assets	$3,401,092	$442,667	$—	$3,843,759
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2024
Acquisition-related contingent consideration	$—	$—	$207,000	$207,000
Total liabilities	$—	$—	$207,000	$207,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Acquisition-related contingent consideration	$—	$—	$212,000	$212,000
Total liabilities	$—	$—	$212,000	$212,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2024
Balance at January 1,	$212,000
Contingent consideration earned during the period but not yet paid	(19,303)
Payments made during the period	(9,544)
Change in fair value of contingent consideration	23,847
Balance at September 30,	$207,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2024 and December 31, 2023 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.

We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties or any additional milestone payments earned in the previous quarter. At September 30, 2024 and December 31, 2023, contingent consideration earned but not yet paid was $19.3 million and $10.3 million, respectively, and was included in accrued and other current liabilities on the condensed consolidated balance sheets.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 21% and 20% of the accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.
In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer A	15%	17%	15%	17%
Customer B	10%	10%	10%	10%
Customer C	20%	17%	19%	18%
Customer D	8%	9%	8%	10%
Customer E	13%	12%	13%	11%
Customer F	10%	10%	10%	9%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in aggregate, 53% and 48% of the accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of September 30, 2024 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of September 30, 2024 and December 31, 2023, we had no allowance for doubtful accounts.
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
Escient’s lead molecule, INCB000262 (formerly EP262), is a first-in-class oral Mas-related G protein-coupled receptor X2 (MRGPRX2) antagonist that has the potential to treat a broad range of inflammatory disorders. We accounted for the Escient transaction as an asset acquisition under U.S. GAAP because INCB000262 represents substantially all of the fair value of the gross assets acquired.
In addition to the $782.5 million closing cash consideration per the terms of the merger agreement, we incurred $2.5 million of direct transaction costs that were included in the total consideration to be allocated to the acquired net assets. Of the $785.0 million total consideration, we recognized related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations during the three months ended June 30, 2024.
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

In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, INCB000262, and secondary candidate, INCB000547 (formerly EP547). The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market prices of future product candidates, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for INCB000262 and INCB000547 was $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our condensed consolidated statement of operations during the three months ended June 30, 2024.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$35,507	$23,282
Work-in-process	285,504	209,793
Finished goods	47,405	36,862
Total inventory	$368,416	$269,937
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, work in process and finished goods. At September 30, 2024, $70.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2024, $298.0 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our statements of operations. At September 30, 2024, inventory with approximately $32.3 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 7 to 27 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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

Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through September 30, 2024, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three and nine months ended September 30, 2024, such royalties on net sales within the United States totaled $36.3 million and $93.9 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, such royalties on net sales within the United States totaled $31.1 million and $88.0 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, approximately $469.5 million and $375.6 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
We had no milestone and contract revenue under the Novartis agreement for the three and nine months ended September 30, 2024. Milestone and contract revenue under the Novartis agreement was $5.0 million for both the three and nine months ended September 30, 2023. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2024 was $115.7 million and $304.7 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2023 was $96.6 million and $263.7 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2024 was $5.9 million and $16.5 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and nine months ended September 30, 2023 was $4.1 million and $13.1 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through September 30, 2024, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2024 was $34.8 million and $97.1 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2023 was $29.6 million and $95.8 million, respectively.
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

Since the inception of the agreement through September 30, 2024, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
As of September 30, 2024, we held an investment of approximately 0.6 million shares of Agenus Inc. common stock. The fair market value of our equity investment in Agenus Inc. at September 30, 2024 and December 31, 2023 was $3.3 million and $10.0 million, respectively. For the three and nine months ended September 30, 2024, we recorded an unrealized loss of $6.8 million and $6.7 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $5.6 million and $15.3 million, respectively, based on the change in fair value of Agenus Inc.’s common stock during the respective periods.
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
Since the inception of the agreement through September 30, 2024, we have paid and expensed Merus milestones totaling $10.0 million.
During the three months ended June 30, 2024, we sold approximately 3.0 million of Merus’ common shares for proceeds of $160.6 million. During the three months ended September 30, 2024, we sold our remaining approximately 1.0 million of Merus’ common shares for proceeds of $55.5 million. As of September 30, 2024, we had no remaining investment of Merus’ common shares. The fair market value of our equity investment in Merus at December 31, 2023 was $110.1 million. For the three and nine months ended September 30, 2024, we recorded realized and unrealized losses of $4.1 million and realized and unrealized gains of $106.1 million, respectively, based on the sale of shares and change in fair value of remaining Merus’ common shares during the respective periods. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $9.1 million and an unrealized gain of $29.5 million, respectively, based on the change in fair value of Merus’ common shares during the respective periods.
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
In March 2023, we made a $15.0 million regulatory milestone payment to MacroGenics for the FDA approval of ZYNYZ for the treatment of adults with Merkel cell carcinoma. This milestone payment was capitalized as an intangible asset and included in Other intangible assets, net on the condensed consolidated balance sheet as of September 30, 2024, and is being amortized through cost of product revenues over the estimated useful life of 13.5 years.
On July 24, 2024, the parties amended the agreement, and Incyte agreed to pay MacroGenics $100.0 million in exchange for MacroGenics’ agreement that all milestones for squamous cell anal cancer and non-small cell lung cancer have been deemed either achieved or inapplicable and certain future milestones for non-small cell lung cancer were waived. This $100.0 million milestone payment was recorded as research and development expense in our condensed consolidated statements of operations during the three and nine months ended September 30, 2024. Since the inception of the agreement, inclusive of the July 2022 and July 2024 amendments to the agreement, through September 30, 2024, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

Research and development expenses for the three and nine months ended September 30, 2024 also included $15.5 million and $40.8 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. Research and development expenses for the three and nine months ended September 30, 2023 also included $12.9 million and $42.8 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At September 30, 2024 and December 31, 2023, a total of $0.9 million and $0.3 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.
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
During May 2024, as part of the Novartis tender offer for MorphoSys AG’s outstanding shares, we sold all of our 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG, for proceeds of $66.6 million. The fair market value of our equity investment in MorphoSys AG as of December 31, 2023 was $35.9 million. For the nine months ended September 30, 2024, we recorded a realized gain of $30.7 million, based on the sale of shares and change in fair value of MorphoSys AG’s ordinary shares during the period. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $2.7 million and an unrealized gain of $11.4 million, respectively, based on the change in fair value of MorphoSys AG’s ordinary shares during the respective periods.
Our 50% share of the United States loss or profit for the commercialization of tafasitamab for the period from January 1, 2024 to the asset acquisition on February 5, 2024, was a profit of $1.0 million, and is recorded as (Profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. As described in Note 6, subsequent to the asset acquisition, we recognize revenue and costs for all commercialization and clinical development of tafasitamab in the United States. Our 50% share of the United States profit or loss for the commercialization of tafasitamab for the three and nine months ended September 30, 2023 was a profit of $1.1 million and $0.9 million, respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the condensed consolidated statement of operations. Research and development expenses for the period from January 1, 2024 to the asset acquisition on February 5, 2024, includes $10.7 million, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the three and nine months ended September 30, 2023, includes $13.0 million and $58.5 million, respectively, related to our 55% share of the co-development costs for tafasitamab. At September 30, 2024 and December 31, 2023, $0.0 million and $18.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheets for amounts due to MorphoSys under the former agreement.
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
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the condensed consolidated balance sheet as of September 30, 2024, and is being amortized through cost of product revenues over the estimated useful life of 10 years.

Inclusive of an upfront, non-refundable payment, since the inception of the agreement through September 30, 2024, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States.
As of September 30, 2024, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of September 30, 2024 and December 31, 2023 was $27.4 million and $30.7 million, respectively. For the three and nine months ended September 30, 2024, we recorded an unrealized loss of $1.9 million and $3.4 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $9.2 million and $15.6 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and nine months ended September 30, 2024, includes $5.8 million and $17.6 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and nine months ended September 30, 2023, includes $5.1 million and $16.9 million, respectively, related to our 55% share of the co-development costs for axatilimab. At September 30, 2024 and December 31, 2023, $1.8 million and $1.8 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
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

Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Office equipment	$23,838	$23,417
Laboratory equipment	232,444	220,677
Computer equipment	154,338	147,570
Land	15,773	10,931
Building and leasehold improvements	585,320	584,755
Operating lease right-of-use assets	17,250	20,553
Construction in progress	59,950	13,544
	1,088,913	1,021,447
Less accumulated depreciation and amortization	(315,811)	(269,934)
Property and equipment, net	$773,102	$751,513
In May 2024, we purchased additional property in Wilmington, Delaware including land, office buildings and parking garages for a purchase price of $48.7 million. During the nine months ended September 30, 2024, we capitalized $4.9 million of land and recorded approximately $47.2 million of construction in progress relating to the office buildings and parking garages.
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Royalties	$491,054	$387,362
Clinical related costs	120,560	109,618
Sales allowances	381,695	279,914
Sales and marketing	40,601	37,369
Accrued taxes	33,150	42,295
Operating lease liabilities	4,352	5,686
Other current liabilities	56,539	73,325
Total accrued and other current liabilities	$1,127,951	$935,569
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

Share Repurchase and Modified "Dutch Auction" Tender Offer. On May 13, 2024 we announced that our Board of Directors approved a share repurchase authorization of $2.0 billion. Subsequently, we commenced a modified “Dutch Auction” tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $1.672 billion (the “tender offer”). We offered to purchase up to $1.672 billion in value of our common stock at a price not greater than $60.00 per share nor less than $52.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the tender offer documents that were distributed to stockholders. A modified “Dutch Auction” tender offer allows stockholders to indicate how much stock they wish to tender and at what price within the range described above. Based on the number of shares tendered and the prices specified by the tendering stockholders, we determined the lowest price per share that enabled us to purchase $1.672 billion of common stock at such price. On June 13, 2024 we completed the tender offer and repurchased 27,866,666 shares at a price of $60.00 per share for an aggregate price of approximately $1.672 billion, excluding fees and related expenses, pursuant to the tender offer.
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
A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 per share for an aggregate purchase price of approximately $2.0 billion. We incurred $24.4 million in fees and expenses associated with the share repurchase, which included $19.2 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We currently expect to pay the excise tax in the first half of 2025. These costs are recognized within (accumulated deficit) retained earnings on the condensed consolidated balance sheet as of September 30, 2024 as costs to repurchase our common stock. The purchased shares were cancelled and ceased to be outstanding.
Note 12. Stock Compensation
We recorded $77.9 million and $194.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. We recorded $48.0 million and $155.9 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $45.8 million, $117.1 million, $26.9 million and $90.7 million for the three and nine months ended September 30, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $31.5 million, $75.6 million, $20.3 million and $62.8 million for the three and nine months ended September 30, 2024 and 2023, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.6 million, $1.6 million, $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2024 and 2023.
Additionally, as described in Note 6, as part of the Escient acquisition, during the nine months ended September 30, 2024, we recognized related compensation expense of approximately $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average risk-free interest rates	4.18%	4.17%	4.15%	3.95%	4.38%	5.03%	4.96%	4.50%
Average expected life (in years)	5.17	5.16	5.02	5.05	0.50	0.50	0.50	0.50
Volatility	29%	32%	30%	32%	28%	24%	24%	22%
Weighted-average fair value (in dollars)	$21.54	$22.32	$21.02	$24.68	$12.11	$15.36	$11.27	$14.72
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2023	12,457,158	$85.40
Options granted	1,320,585	$62.42
Options exercised	(58,614)	$57.75
Options cancelled	(472,808)	$87.31
Balance at September 30, 2024	13,246,321	$83.16
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.

RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2023	7,165,342	$72.17
RSUs granted	3,392,462	$63.77
PSUs granted	321,582	$65.40
Additional PSUs earned	21,866	$83.58
RSUs released	(1,859,539)	$75.70
PSUs released	(105,453)	$83.58
RSUs cancelled	(244,641)	$69.91
PSUs cancelled	(7,795)	$83.58
Balance at September 30, 2024	8,683,824	$67.79
RSUs and PSUs are granted to our employees at the share price on the date of grant. Each RSU represents the right to acquire one share of our common stock. Each RSU granted in connection with our annual equity awards will vest 25% annually over four years, while each RSU granted as outstanding merit awards or as part of retention award programs will vest in a single installment at the end of four years, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and nine months ended September 30, 2024 we recorded $12.3 million and $19.2 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023 we recorded $4.2 million and $13.4 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2023	10,815,026
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted	(8,792,405)
Options, RSUs and PSUs cancelled	977,680
Balance at September 30, 2024	4,000,301
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of options granted but not yet vested, as of September 30, 2024, was $26.2 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2024, was $280.1 million, which is expected to be recognized over the weighted average period of approximately 1.8 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2024, was $25.4 million, which is expected to be recognized over the weighted average period of 1.2 years, should the underlying performance conditions be deemed probable of achievement.
Note 13. Income Taxes
For the three and nine months ended September 30, 2024 and 2023, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) income before provision for income taxes	$156,524	$233,799	$2,906	$563,259
Provision for income taxes	50,068	62,530	171,503	166,739

Effective tax rate	32.0%	26.7%	5901.7%	29.6%
Our effective tax rate for the three months ended September 30, 2024 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction. Our effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. statutory rate primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for the three and nine months ended September 30, 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
The effective tax rate for the three months ended September 30, 2024 was unfavorable as compared to the prior year period primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets, partially offset by a decrease in foreign losses with no associated tax benefit. The effective tax rate for the nine months ended September 30, 2024 was unfavorable as compared to the prior year period primarily due to the non-deductible charges associated with the Escient acquisition.
As described in Note 6, as part of the Escient acquisition, we recorded $44.8 million of deferred tax assets predominately related to net operating losses and capitalized researched and development costs.
The balance of our unrecognized tax benefits (including penalties and interest) increased by $22.5 million during the nine months ended September 30, 2024. This movement was primarily driven by net increases related to prior period tax positions of $6.1 million, increases related to current period tax positions of $2.8 million, increases related to acquired reserves of $9.1 million, and $4.7 million of interest and penalties. We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We do not expect any significant decreases in unrecognized tax benefits within the next 12 months.
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
Note 14. Net Income (Loss) Per Share
Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income (loss)	$106,456	$171,269	$(168,597)	$396,520

Weighted average common shares outstanding	192,629	224,078	211,763	223,428

Basic net income (loss) per share	$0.55	$0.76	$(0.80)	$1.77

Diluted net income (loss)	$106,456	$171,269	$(168,597)	$396,520

Weighted average common shares outstanding	192,629	224,078	211,763	223,428
Dilutive stock options and awards	3,209	2,089	—	2,328
Weighted average shares used to compute diluted net income (loss) per share	195,838	226,167	211,763	225,756

Diluted net income (loss) per share	$0.54	$0.76	$(0.80)	$1.76
All stock options and stock awards were excluded from the diluted share calculation for the nine months ended September 30, 2024 because their effect would have been anti-dilutive, as we were in a net loss position. The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options and awards	13,067,516	12,997,146	16,881,330	11,964,901
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2024 was $5.2 million and $15.8 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2023 was $5.0 million and $14.6 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$2,537	$1,999	$7,815	$5,820
Interest cost	750	1,060	1,977	1,721
Expected return on plan assets	(1,871)	(2,017)	(5,315)	(4,293)
Amortization of prior service cost	217	175	624	554
Amortization of actuarial losses	167	—	647	—
Net periodic benefit cost	$1,800	$1,217	$5,748	$3,802
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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

We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2024, we have accrued approximately $106.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2024 is approximately 6.7%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 8, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 previously filed with the SEC.
Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI®(tafasitamab-cxix) / MINJUVI® (tafasitamab), OPZELURA® (ruxolitinib) cream, ZYNYZ® (retifanlimab-dlwr) and NIKTIMVOTM (axatilimab);
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
•the need to raise additional capital;

•the costs and other financial impacts associated with resolving matters in litigation and governmental proceedings;
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
•developments in and expenses relating to litigation and governmental proceedings;
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
•risks related to public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine and conflicts in the Middle East; and
•the risks set forth under “Risk Factors.”
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
Incyte, JAKAFI, MINJUVI, MONJUVI, OPZELURA, PEMAZYRE and ZYNYZ are our registered trademarks and NIKTIMVO is our trademark. We also refer to trademarks of other corporations and organizations in this Quarterly Report on Form 10-Q.

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
Hematology and Oncology
Our hematology and oncology franchise comprises six approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab), PEMAZYRE (pemigatinib), ICLUSIG (ponatinib), ZYNYZ (retifanlimab-dlwr), and NIKTIMVO (axatilimab-csfr), as well as numerous clinical development programs.
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
In August 2020, we and MorphoSys announced that MONJUVI in combination with lenalidomide had been included in the latest NCCN Clinical Practice Guidelines in Oncology for B-cell Lymphomas.
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
ZYNYZ (retifanlimab-dlwr)
In October 2017, we and MacroGenics, Inc., announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications. The molecule currently is being evaluated both as monotherapy and in combination therapy across various tumor types. Two Phase 3 trials evaluating retifanlimab in squamous cell anal cancer (SCAC) and non-small cell lung cancer (NSCLC) are ongoing.
In March 2023, we announced that the FDA had approved ZYNYZ (retifanlimab-dlwr) under accelerated approval, for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma (MCC). This represents the first regulatory approval for our PD-1 inhibitor.
In April 2024, the European Commission approved ZYNYZ (retifanlimab) as monotherapy for the first-line treatment of adult patients with metastatic or recurrent locally advanced MCC not amenable to curative surgery or radiation therapy following a positive opinion from the Committee for Medicinal Products for Human Use (CHMP).

NIKTIMVO (axatilimab-csfr)
In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody. Together, we are developing axatilimab as a therapy for patients with chronic GVHD where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In December 2021, updated positive data were presented at ASH from the Phase 1/2 trial evaluating axatilimab as a monotherapy in patients with recurrent or refractory chronic GVHD after two or more prior lines of therapy. A 68% overall response rate and broad clinical benefit across multiple organs were observed at doses being assessed in AGAVE-201, a global pivotal trial evaluating axatilimab monotherapy in patients with chronic GVHD in the third line setting. In May 2022, Syndax announced that axatilimab had been granted fast-track designation by the FDA for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy.
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
In August 2024, we and Syndax announced the FDA approval of NIKTIMVO (axatilimab-csfr) for the treatment of chronic GVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients. NIKTIMVO is the first approved anti-CSF-1R antibody targeting the drivers of inflammation and fibrosis seen in chronic GVHD. In September, we and Syndax announced the New England Journal of Medicine publication of data from the pivotal AGAVE-201 trial of NIKTIMVO in chronic GVHD and the addition of NIKTIMVO to the NCCN Clinical Practice Guidelines in Oncology for the treatment of chronic GVHD. To facilitate patient dosing and limit product waste, following the FDA’s approval of NIKTIMVO, we, along with Syndax, have submitted to the FDA for the approval of two smaller vial sizes. Following the potential FDA approval of the new vial sizes, we currently anticipate launching NIKTIMVO in the United States in the first quarter of 2025.
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
In August 2024, we announced positive topline results from the Phase 3 clinical study evaluating tafasitamab in relapsed or refractory follicular lymphoma (FL). The pivotal Phase 3 inMIND trial evaluating the efficacy and safety of tafasitamab or placebo in combination with lenalidomide and rituximab compared to lenalidomide and rituximab alone, met the primary endpoint of progression free survival (PFS) by investigator assessment in FL. The trial also met key secondary endpoints of PFS in the overall population by investigator assessment as well as the positron-emission tomography-complete response rate in the FDG-avid FL population. No new safety signals with tafasitamab were observed. The full dataset is anticipated to be presented at an upcoming medical meeting in 2024 and we currently expect to file a supplemental Biologics License Application (sBLA) for tafasitamab in combination with lenalidomide and rituximab in FL by the end of 2024.
Retifanlimab
In July 2024, we announced positive topline results from both the two Phase 3 clinical studies evaluating retifanlimab, a humanized monoclonal antibody targeting programmed cell death receptor-1 (PD-1), in SCAC and NSCLC. The phase 3 study in SCAC met its primary endpoint of progression free survival while the Phase 3 study in NSCLC meet its primary endpoint of overall survival. The safety analysis from both studies showed retifanlimab was generally well-tolerated with no new safety signals observed. We plan to share the full datasets from both studies in the second half of 2024. POD1UM-303 is a Phase 3, global, multicenter, randomized, double-blind study evaluating carboplatin-paclitaxel with retifanlimab or placebo in patients with inoperable locally recurrent or metastatic SCAC who have not previously been treated with chemotherapy. POD1UM-304 is a Phase 3, global, multicenter, randomized, double-blind study evaluating platinum-based chemotherapy with retifanlimab or placebo in patients with first-line, metastatic squamous or nonsquamous NSCLC.
In September 2024, we presented late-breaking Phase 3 results for retifanlimab that were featured during the 2024 European Society for Medical Oncology (ESMO) Presidential Symposium. The Phase 3 POD1UM-303/InterAACT2 trial for retifanlimab met the primary endpoint of PFS and demonstrated improvement across key secondary endpoints in patients with SCAC receiving retifanlimab in combination with platinum-based chemotherapy (carboplatin-paclitaxel). Incyte plans to file an sBLA for retifanlimab in SCAC by the end of 2024. A potential approval in 2025 could represent the first PD-(L)1 antibody for patients with SCAC.

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + zilurgisertib (JAK1/JAK2 + ALK2i)	Myelofibrosis: Phase 2
Ruxolitinib + INCB57643 (JAK1/JAK2 + BETi)	Myelofibrosis: Phase 2
Ruxolitinib + axatilimab[1] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 2
Steroids + axatilimab[1] (Steroids + anti-CSF-1R)	Chronic GVHD: Phase 3 in preparation
INCA33989 (mCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Myelofibrosis: Phase 1
Tafasitamab (MONJUVI/MINJUVI) (CD19)	Relapsed or refractory diffuse large B-cell lymphoma (DLBCL): Phase 3 (B-MIND) First-line DLBCL: Phase 3 (frontMIND) Relapsed or refractory follicular lymphoma (FL): Phase 3 (inMIND)
Retifanlimab (ZYNYZ)[2] (PD-1)	Squamous cell anal cancer (SCAC): Phase 3 (POD1UM-303) Non-small cell lung cancer (NSCLC): Phase 3 (POD1UM-304) MSI-high endometrial cancer: Phase 2 (POD1UM-101, POD1UM-204)
INCB123667 (CDK2i)	Solid tumors with Amplification/ Overexpression of CCNE1: Phase 1
INCB161734 (KRASG12D)	Advanced metastatic solid tumors with a KRASG12D mutation: Phase 1
INCA33890 (TGFßR2×PD-1)[3]	Advanced or metastatic solid tumors: Phase 1
1.Clinical development of axatilimab in GVHD conducted in collaboration with Syndax Pharmaceuticals.
2.Retifanlimab licensed from MacroGenics.
3.Development collaboration with Merus.
Earlier-Stage Development Programs in Hematology and Oncology
In July 2024, we announced a strategic review of our pipeline with an increased focus on high potential impact programs. We will discontinue further development of both oral, small molecule PD-L1 inhibitors. Additionally, we plan to forgo further development of our LAG-3 monoclonal antibody, TIM-3 monoclonal antibody and LAG-3xPD-1 bispecific program and in parallel, seek partners to advance further development of these programs.
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
In September 2024, we presented initial data from the Phase 1 CDK2 inhibitor program at the 2024 ESMO Congress. Phase 1 data of INCB123667 were presented demonstrating single-agent antitumor activity across a range of doses and regimens, notably in patients with ovarian cancer and endometrial cancer whose tumors overexpress Cyclin E1. The Phase 1 trial is ongoing with INCB123667 in combination with other agents. We currently anticipate initiating a pivotal trial in ovarian cancer in 2025.
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
INCA33890 (TGFβR2xPD-1)1
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
Our IAI efforts also include numerous clinical development programs.
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
1 In collaboration with Merus.

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
In October 2024, OPZELURA cream 1.5% was granted a Notice of Compliance by Health Canada for the topical treatment of both mild to moderate atopic dermatitis and nonsegmental vitiligo in patients 12 years of age and older.
Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including AD, vitiligo, lichen planus, lichen sclerosus, hidradenitis suppurativa (HS) and prurigo nodularis (PN).

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
In January 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in HS. Ruxolitinib 1.5% cream BID met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile. A Phase 3 study is expected to initiate in 2025.
In October 2024, we disclosed results from the Phase 2 study of ruxolitinib cream in patients with cutaneous lichen planus. At this time, we do not plan to advance ruxolitinib cream into a registrational study for lichen planus and plan to publish the results of this study in the future. Additionally, the Phase 2 study evaluating ruxolitinib cream for lichen sclerosus did not meet our internal bar for success and at this time, we are not planning to advance this indication into a registrational study.
In October 2024, we announced the Phase 3 trial for ruxolitinib cream in mild to moderate HS is on track to initiate in the first half of 2025 following achieving alignment on the study design with the FDA. Ruxolitinib cream has the potential to provide a new therapeutic option for mild to moderate HS patients.
Povorcitinib
We also are developing povorcitinib (formerly INCB54707), which is an oral small molecule selective JAK1 inhibitor. Povorcitinib is undergoing evaluation in patients with hidradenitis suppurativa, nonsegmental vitiligo, prurigo nodularis, asthma and chronic spontaneous urticaria (CSU).
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
Prurigo Nodularis. In October 2023, we announced that the Phase 2, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with PN had met its primary endpoint. In October 2024, following the positive Phase 2 results, two Phase 3 studies in patients with PN were initiated.
Asthma and Chronic Spontaneous Urticaria. In July 2023, we initiated two Phase 2 trials evaluating povorcitinib in patients with moderate to severe uncontrolled asthma and in chronic spontaneous urticaria. Data for CSU are anticipated in the first half of 2025 and data in asthma are anticipated in the second half of 2025.
INCB000262 (MRGPRX2) & INCB000547 (MRGPRX4)
As more fully described in Note 6 to the Condensed Consolidated Financial Statements, in May 2024, we acquired Escient Pharmaceuticals, Inc. (“Escient”). Escient is a clinical-stage drug discovery and development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Escient’s clinical development portfolio includes INCB000262, a first-in-class, potent, highly selective, once-daily small molecule antagonist of Mas-related G protein-coupled receptor (MRGPRX2) and INCB000547, a first-in-class oral MRGPRX4 antagonist.
INCB000262 is a specific, novel mechanism for blocking mast cell activation, independent from IgE, and has been a high priority target to add to our IAI pipeline. INCB000547 is a first-in-class medicine that entered the clinic in January 2023 and is currently being evaluated in the clinic. In the Phase 1 healthy volunteer study, INCB000547 was well-tolerated, had low inter-patient PK variability and achieved exposures well above predicted efficacious levels. INCB000547 is currently in a phase 1b open label study in chronic inducible urticaria (CIndU) and in two randomized phase 2 studies in CSU and AD with data for all three studies expected by early 2025.
INCB000547 is a potent and highly-selective antagonist of MRGPRX4. MRGPRX4 is expressed on neurons in the dorsal root ganglia and specifically activated by bile acids that are increased in cholestatic patients. Initial evaluation is being conducted in cholestatic pruritus with clinical proof-of-concept for cholestatic pruritus associated with primary biliary cholangitis (PBC) and primary sclerosing cholangitis (PSC), anticipated by early 2025.
Indication expansion opportunities for both INCB000262 and INCB000547 are under evaluation.

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	Atopic dermatitis: Phase 3 pediatric study (TRuE-AD3) Hidradenitis suppurativa: Phase 2; Phase 3 expected to initiate in 2025 Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 3 (STOP-PN1, STOP-PN2) Asthma: Phase 2 Chronic spontaneous urticaria: Phase 2
INCB000262 (MRGPRX2)	Chronic spontaneous urticaria: Phase 2 Chronic inducible urticaria: Phase 1b Atopic dermatitis: Phase 2a
INCB000547 (MRGPRX4)	Cholestatic pruritus: Phase 2a
INCA034460 (anti-CD122)	Vitiligo: Phase 1
1. Novartis’ rights for ruxolitinib outside of the United States under our Collaboration and License Agreement with Novartis do not include topical administration.

Earlier-Stage Development Programs in Dermatology
INCA034460 (anti-CD122)
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
In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and an MAA to the European Medicines Agency (EMA) for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, the MHLW granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.

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
Syndax
In September 2021, we entered into a Collaboration and License Agreement with Syndax covering the worldwide development and commercialization of NIKTIMVO (axatilimab-csfr), Syndax’s anti-CSF-1R monoclonal antibody. Axatilimab was granted Orphan Drug Designation by the FDA in March 2021 for the treatment of chronic GVHD and again in April 2021 for the treatment of idiopathic pulmonary fibrosis. In August 2024, Incyte and Syndax announced the FDA approval of NIKTIMVO (axatilimab-csfr) for the treatment of chronic graft-versus-host disease after failure of at least two prior lines of systemic therapy in adult and pediatric patients. Under the terms of this agreement, we received exclusive commercialization rights to axatilimab outside of the United States, and co-commercialization rights in the United States.
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

For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2024.
Recent Accounting Pronouncements and Regulatory Updates
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2023-07 will have on our annual consolidated financial statements.
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
Results of Operations
We recorded net income of $106.5 million and basic net income per share of $0.55 and diluted net income per share of $0.54 for the three months ended September 30, 2024, as compared to net income of $171.3 million and basic and diluted net income per share of $0.76 in the corresponding period in 2023. We recorded net loss of $168.6 million and basic and diluted net loss per share of $0.80 for the nine months ended September 30, 2024, as compared to net income of $396.5 million and basic net income per share of $1.77 and diluted net income per share of $1.76 in the corresponding period in 2023.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
JAKAFI revenues, net	$741.2	$636.3	$2,019.0	$1,898.6
OPZELURA revenues, net	139.3	91.8	346.7	228.6
ICLUSIG revenues, net	29.7	27.7	87.0	84.5
PEMAZYRE revenues, net	20.7	19.0	58.6	63.0
MINJUVI/MONJUVI revenues, net	31.4	8.3	86.4	28.0
ZYNYZ revenues, net	0.7	0.1	1.8	0.7
Total product revenues, net	963.0	783.2	2,599.5	2,303.4
JAKAVI product royalty revenues	115.8	96.6	304.7	263.7
OLUMIANT product royalty revenues	34.8	29.6	97.1	95.8
TABRECTA product royalty revenues	5.9	4.1	16.4	13.1
PEMAZYRE product royalty revenues	0.4	0.5	1.8	1.3
Total product royalty revenues	156.9	130.8	420.0	373.9
Milestone and contract revenues	18.0	5.0	43.0	5.0
Total revenues	$1,137.9	$919.0	$3,062.5	$2,682.3
The increase in JAKAFI product revenues for the three months ended September 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $78.2 million and a price increase of $26.7 million. The increase in JAKAFI net product revenues for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 reflected a volume increase of $74.8 million and a price increase of $45.6 million. The increase for the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 was primarily driven by an increase in paid demand across all indications.
The increase in OPZELURA net product revenues for the three months ended September 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $45.8 million and a price increase of $1.7 million. The increase in OPZELURA net product revenues for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 was comprised of a volume increase of $109.2 million and a price increase of $8.9 million. The increase in OPZELURA net product revenues for the three and nine months ended September 30, 2024 was driven by continued growth in new patient starts and refills and approximately $20.4 million of net product revenues in the third quarter of 2024 were from Europe.
The increase in MINJUVI/MONJUVI net product revenues for the three and nine months ended September 30, 2024 was driven by the acquisition completed in February 2024, under which we gained exclusive global rights to tafasitamab marketed in the United States as MONJUVI (tafasitamab-cxix). Refer to Note 6 of Notes to the Condensed Consolidated Financial Statements for further information related to the acquisition.
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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Nine Months Ended September 30, 2024	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2024	$20,479	$264,422	$13,016	$11,021	$308,938
Allowances for current period sales	109,659	909,111	105,987	15,459	1,140,216
Allowances for prior period sales	429	2,179	(68)	336	2,876
Credits/payments for current period sales	(94,308)	(736,538)	(103,925)	(238)	(935,009)
Credits/payments for prior period sales	(16,226)	(99,678)	(4,237)	(8,864)	(129,005)
Balance at September 30, 2024	$20,033	$339,496	$10,773	$17,714	$388,016
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2024, we have accrued approximately $106.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2024 is approximately 6.7%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
Our milestone and contract revenues for the nine months ended September 30, 2024, was derived from a $25.0 million upfront payment received during the first quarter of 2024 upon our transfer of functional intellectual property to CMSHL, and we recognized $18.0 million of upfront and milestone payments from two of our collaboration partners during the three months ended September 30, 2024.

Cost of Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Product costs	$38.2	$17.0	$96.8	$63.8
Salary and benefits related	2.6	3.7	7.2	9.4
Stock compensation	0.6	0.8	1.6	2.4
Royalty expense	38.5	32.9	100.5	92.8
Amortization of definite-lived intangible assets	6.1	5.7	17.5	16.8
Total cost of product revenues	$86.0	$60.1	$223.6	$185.2
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to growth in net product revenues, increased royalty expense and increased manufacturing related costs.
Operating Expenses
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Salary and benefits related	$131.5	$96.8	$374.7	$295.8
Stock compensation	45.8	26.9	117.1	90.7
Escient acquisition related compensation expense	—	—	11.3	—
Escient IPR&D expense	—	—	679.4	—
Clinical research and outside services	351.8	225.6	826.1	676.8
Occupancy and all other costs	44.1	26.4	132.2	119.8
Total research and development expenses	$573.2	$375.7	$2,140.8	$1,183.1
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2024 as compared to the corresponding period in 2023 was due primarily to increased development headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the second quarter of 2024, we recognized compensation expense in research and development of approximately $11.3 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.

Research and development expenses for the nine months ended September 30, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition, as described in Note 6 to the Condensed Consolidated Financial Statements. The increase in clinical research and outside services expense for the three months ended September 30, 2024 as compared to the corresponding period in 2023, was primarily due to continued investment in our late stage development assets, additional research and development expenses resulting from the Escient acquisition and timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $100.0 million and $101.4 million, respectively, for the three and nine months ended September 30, 2024. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $3.0 million and $12.7 million, respectively, for the three and nine months ended September 30, 2023. Research and development expenses for the three and nine months ended September 30, 2024 and 2023 were net of approximately $3.8 million, $25.1 million, $11.3 million and $37.0 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Salary and benefits related	$91.7	$74.2	$258.3	$221.5
Stock compensation	31.5	20.3	75.6	62.8
Escient acquisition related compensation expense	$—	—	20.2	—
Other contract services and outside costs	186.0	173.4	561.3	583.1
Total selling, general and administrative expenses	$309.2	$267.9	$915.4	$867.4
The increase in salary and benefits related expense for the three and nine months ended September 30, 2024 as compared to the corresponding period in 2023 was due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the second quarter of 2024, we recognized compensation expense in selling, general and administrative expenses of approximately $20.2 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations. The increase in other contract services and outside costs for the three months ended September 30, 2024, as compared to the corresponding period in 2023, was primarily due to the timing of consumer marketing activities and of certain other expenses.

Loss (gain) on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2024 was a loss of $23.4 million and $23.8 million, respectively, which is recorded in loss (gain) on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2023 was a gain of $0.4 million and a loss of $14.1 million, respectively, which is recorded in loss (gain) on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2023 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
Loss and (profit) sharing under collaboration agreements
Under the former collaboration and license agreement with MorphoSys, which was executed in March 2020 and continued through February 5, 2024 as described further in Note 6 of Notes to the Condensed Consolidated Financial Statements, we and MorphoSys were both responsible for the commercialization efforts of tafasitamab in the United States and shared equally the profits and losses from the co-commercialization efforts. For the period from January 1, 2024 through February 5, 2024, our 50% share of the profits for tafasitamab was $1.0 million, as recorded in loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, our 50% share of the losses and profits for tafasitamab was a loss of $1.1 million and a profit of $0.9 million, respectively, as recorded in loss and (profit) sharing under collaboration agreements on the condensed consolidated statement of operations.
Non-operating Income and Expenses
Interest income and other, net
Interest income and other, net for the three and nine months ended September 30, 2024 was $24.2 million and $118.7 million, respectively. Interest income and other, net for the three and nine months ended September 30, 2023 was $46.4 million and $121.9 million, respectively. The decrease in Interest income and other, net for the three and nine months ended September 30, 2024 primarily relates to a decrease in interest earned on our cash equivalents and marketable securities generally due to lower cash equivalent and marketable securities balance in third quarter of 2024 as compared to the corresponding period in 2023.
Realized and unrealized (loss) gain on equity investments
Realized and unrealized losses and gains on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those realized and unrealized (losses) gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Agenus	$(6.8)	$(5.6)	$(6.7)	$(15.3)
Merus	(4.1)	(9.1)	106.1	29.5
MorphoSys	—	(2.7)	30.7	11.4
Syndax	(1.9)	(9.2)	(3.4)	(15.6)
Other	(0.2)	(0.1)	(0.5)	(0.2)
Total realized and unrealized (loss) gain on equity investments	$(13.0)	$(26.7)	$126.2	$9.8

Provision for income taxes
The provision for income taxes for the three and nine months ended September 30, 2024 was $50.1 million and $171.5 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2023 was $62.5 million and $166.7 million, respectively.
Our effective tax rate for the three months ended September 30, 2024 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit (i.e., full valuation allowance) and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction. Our effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. statutory rate primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for the three and nine months ended September 30, 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Liquidity and Capital Resources
At September 30, 2024, we had available cash, cash equivalents and marketable securities of $1.8 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Additionally, we had short term equity investments of $3.3 million as of September 30, 2024. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash used in operating activities for the nine months ended September 30, 2024 was $45.9 million and net cash provided by operating activities for the nine months ended September 30, 2023 was $348.8 million. The decrease in cash provided by operating activities was due primarily to the Escient acquisition and changes in working capital.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of equity investments. Net cash provided by investing activities was $179.0 million for the nine months ended September 30, 2024, which primarily represented sales of equity investments of $282.9 million and sale and maturities of marketable securities of $207.9 million, offset in part by purchases of marketable securities of $229.0 million, capital expenditures of $68.9 million and payments for intangible assets of $13.9 million. Net cash used in investing activities was $53.2 million for the nine months ended September 30, 2023, which represented purchases of marketable securities of $222.2 million, payments for intangible assets of $15.0 million, purchases of equity investments of $10.0 million and capital expenditures of $30.2 million, offset in part by the sales and maturities of marketable securities of $224.2 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $2.0 billion for the nine months ended September 30, 2024 and was primarily driven by expenditures associated with the share repurchase of $2.0 billion. Net cash used in financing activities was $20.4 million for the nine months ended September 30, 2023, primarily representing cash paid to ARIAD/Takeda for contingent consideration.
In August 2021, we entered into a $500.0 million, revolving credit and guaranty facility, which was subsequently amended in May 2023 and June 2024 (as amended, the "Credit Agreement"). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2024, marketable securities were $467.2 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2024, the decline in fair value would not be material.
Additionally, we have short term equity investments of $3.3 million as of September 30, 2024. To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our Realized and unrealized (loss) gain on equity investments will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2024, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION

Item 1A. Risk Factors
RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS
We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI or those revenues decrease, our business may be materially harmed.
JAKAFI is our first product marketed by us that is approved for sale in the United States. While we also sell our and our licensors’ other approved products ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO and our exclusive licensees sell OLUMIANT and TABRECTA, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years.
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
Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for these products and the extent to which adequate coverage and reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations (HMOs) and other health care related organizations in the United States and abroad. We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient.
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
Furthermore, disruptions at the FDA and other regulatory agencies could prevent those agencies from performing normal business functions on which the operation of our business relies, which could negatively impact our business. For example, a recent decision from the U.S. Supreme Court in July 2024 which overturned the precedent to defer to a regulatory agency’s reasonable interpretation of an ambiguous statute that the regulatory agency administers may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business.
If the use of our products harms patients, or is perceived to harm patients even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims.
The testing of JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO, the manufacturing, marketing and sale of JAKAFI, PEMAZYRE, OPZELURA and NIKTIMVO and the marketing and sale of ICLUSIG, MONJUVI/MINJUVI and ZYNYZ expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:
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
Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study JAKAFI in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or acute graft-versus-host disease and as JAKAFI is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of JAKAFI, reformulate JAKAFI or make changes and obtain new approvals. We may also experience a significant drop in the sales of JAKAFI, experience harm to our reputation and the reputation of JAKAFI in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of JAKAFI or substantially increase the costs and expenses of commercializing JAKAFI. Similar results could occur with respect to our commercialization of ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO.

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
MONJUVI/MINJUVI currently competes with existing therapies that are approved for the treatment of patients with diffuse large B-cell lymphoma on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. These existing therapies are offered by major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. Competitors and potential competitors for PEMAZYRE, ZYNYZ and NIKTIMVO include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.
Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic version of prescription treatments. In September 2023, we received a notice letter regarding an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. The notice letter does not challenge ruxolitinib nor the ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. To date, to our knowledge, the FDA has taken no action with respect to this ANDA.
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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with Agenus, MacroGenics, Merus and Syndax Pharmaceuticals, or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in 2022 and 2023, we decided to terminate our collaborations with Calithera Biosciences and Syros Pharmaceuticals. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late stage drug candidates, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
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
We do not currently operate manufacturing facilities for most of our clinical or commercial products, including JAKAFI, PEMAZYRE, ICLUSIG, OPZELURA and NIKTIMVO, and our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, active pharmaceutical ingredient (API), and finished drug product. We do have a biologics production facility located in Yverdon, Switzerland, currently registered for MINJUVI drug substance manufacturing. For ZYNYZ, together with our collaborator MacroGenics, we are responsible for the sourcing and manufacturing of ZYNYZ. While working to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of clinical and commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
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
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. To date, we do not have any drug products that have generated significant revenues other than from sales of JAKAFI and OPZELURA and we cannot assure you that we will generate substantial revenues from the drug candidates that we license or develop, including ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, ZYNYZ and NIKTIMVO for several years, if ever.
We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed under “Risks Relating to Commercialization of our Products” and in the above paragraphs and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO we may incur losses if our drug products do not generate significant revenues.
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
We derived a substantial portion of our revenues for the year ended December 31, 2023 and the nine months ended September 30, 2024 from JAKAVI and OLUMIANT product royalties and, in prior periods, we derived a substantial portion of our revenues from milestone payments under our collaboration agreements. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.
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
In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm. Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. Malicious cyber attacks are growing in frequency and sophistication, including the use of artificial intelligence, and can be made by groups and individuals with a wide range of motives, including nation states, organized criminal groups, “hacktivists” and others acting with malicious intent. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.
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
Item 5. Other Information
(c) During the three months ended September 30, 2024, the following director and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Paul J. Clancy, a member of our Board of Directors, adopted a trading plan on August 20, 2024 providing for the sale of up to an aggregate of 45,000 shares of our common stock until August 20, 2025.
Steven Stein, our Executive Vice President and Chief Medical Officer, adopted a trading plan on August 29, 2024 providing for the sale of up to an aggregate of 29,745 shares of our common stock until August 29, 2025.
Vijay Iyengar, our Executive Vice President, Global Medical Affairs, Product, and Partnership Strategy, adopted a trading plan on August 29, 2024 providing for the sale of up to an aggregate of 77,316 shares of our common stock until August 29, 2025.

Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on September 13, 2024 providing for the sale of up to an aggregate of 1,300 shares of our common stock until September 15, 2025.
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1#*	Form of U.S. Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan.

10.2#*	Form of U.S. Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan.

10.3#*	Form of U.S. Nonstatutory Stock Option Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan.

10.4#*	Form of U.S. Restricted Stock Unit Award Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INCYTE CORPORATION

Dated: October 29, 2024	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2024	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)