Form 10-K
period 2024-12-31
INCYTE CORP
filed 2025-02-10
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 28, 2024) was approximately $9.9 billion.
As of February 3, 2025 there were 193,524,350 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders to be held on June 10, 2025.

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
•risks relating to our collaborators’ ability to develop and commercialize drug products and the drug candidates licensed from us;
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
•risks relating to governmental healthcare reform efforts, including efforts to control, set or cap pricing for our commercial drugs in the U.S. and abroad;
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
•Our marketable securities and equity investments are subject to risks that could adversely affect our overall financial position, and tax law changes could adversely affect our results of operations and financial condition.
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
MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208) globally. Tafasitamab is an Fc-engineered antibody against CD19 currently in clinical development for the treatment of B cell malignancies. Under the terms of the collaboration and license agreement, we received rights to co-commercialize tafasitamab in the United States with MorphoSys, and exclusive development and commercialization rights outside of the United States. As more fully described in Note 5 of Notes to the Consolidated Financial Statements, in February 2024, we entered into a purchase agreement with MorphoSys, and as a result, we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.

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
In December 2024, we submitted a sBLA for tafasitamab in relapsed or refractory follicular lymphoma (FL) to the FDA.
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
In September 2024, we announced positive results from the Phase 3 POD1UM-303/InterAACT2 trial of ZYNYZ (retifanlimab) in combination with platinum-based chemotherapy (carboplatin–paclitaxel) for the treatment of adults with inoperable locally recurrent or metastatic SCAC.
In December 2024, the supplemental Biologics License Application (sBLA) submission for retifanlimab in advanced/metastatic SCAC was filed with the FDA with approval anticipated in the second half of 2025.

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
In July 2023, we and Syndax announced that AGAVE-201 had met its primary endpoint across all cohorts with an overall response rate (ORR) of 74% at the dose of 0.3 mg/kg administered every two weeks. The data highlight the durable response seen at the 0.3 mg/kg dose with 60% of patients who responded to axatilimab still responding at one year. In December 2023, a Biologics License Application (BLA) was submitted to the FDA for axatilimab for the treatment of patients with chronic GVHD after failure of two or more lines of systemic therapy and accepted for Priority Review in February 2024. We have initiated two combination trials with axatilimab in cGVHD in 2024, including a randomized Phase 2 combination trial with ruxolitinib and a randomized Phase 3 combination trial with steroids, both directed at treating patients with cGVHD in earlier lines of therapy.
In August 2024, we and Syndax announced the FDA approval of NIKTIMVO (axatilimab-csfr) for the treatment of chronic GVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients. NIKTIMVO is the first approved anti-CSF-1R antibody targeting the drivers of inflammation and fibrosis seen in chronic GVHD. In September, we and Syndax announced the New England Journal of Medicine publication of data from the pivotal AGAVE-201 trial of NIKTIMVO in chronic GVHD and the addition of NIKTIMVO to the NCCN Clinical Practice Guidelines in Oncology for the treatment of chronic GVHD. In January 2025, the FDA approved two smaller vial sizes (9mg and 22mg) of NIKTIMVO to facilitate patient dosing and limit product waste. The U.S. commercial launch of NIKTIMVO commenced at the end of January 2025.
Clinical Programs in Hematology and Oncology
Ruxolitinib
We are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and in combinations. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter for ruxolitinib extended-release (XR) tablets for once-daily (QD) use in the treatment of certain types of MF, PV and GVHD. In December 2023, we received FDA feedback and agreed on the requirements to address the complete response letter.
Phase 2 trials combining ruxolitinib with investigational agents from our portfolio such as INCB57643 (BET) in patients with MF are ongoing with data presented demonstrating early signals of clinical activity in monotherapy and in combination with ruxolitinib.
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
In December 2024, we announced the full results from the pivotal Phase 3 inMIND trial evaluating treatment with tafasitamab in combination with lenalidomide and rituximab compared with placebo plus lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma (FL). The data showed that the study met its primary endpoint by demonstrating a statistically significant and clinically meaningful improvement in progression-free survival (PFS) by investigator assessment in 548 patients with FL. Tafasitamab was generally well-tolerated, and safety was consistent with other CD19 and immunotherapy combination regimens.
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

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + INCB57643 (JAK1/JAK2 + BETi)	Myelofibrosis: Phase 2
Ruxolitinib + axatilimab[1] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 2
Steroids + axatilimab[1] (Steroids + anti-CSF-1R)	Chronic GVHD: Phase 3
INCA33989 (mutCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Myelofibrosis: Phase 1
Tafasitamab (MONJUVI/MINJUVI) (CD19)	Relapsed or refractory diffuse large B-cell lymphoma (DLBCL): Phase 3 (B-MIND) First-line DLBCL: Phase 3 (frontMIND) Relapsed or refractory follicular lymphoma (FL): Phase 3 (inMIND)
Retifanlimab (ZYNYZ)[2] (PD-1)	Squamous cell anal cancer (SCAC): Phase 3 (POD1UM-303) Non-small cell lung cancer (NSCLC): Phase 3 (POD1UM-304) MSI-high endometrial cancer: Phase 2 (POD1UM-101, POD1UM-204)
INCB123667 (CDK2i)	Solid tumors with CCNE1 amplification/Cyclin E overexpression: Phase 1
INCB161734 (KRASG12D)	Advanced metastatic solid tumors with a KRASG12D mutation: Phase 1
INCA33890 (TGFßR2×PD-1)[3]	Advanced or metastatic solid tumors: Phase 1
1.Clinical development of axatilimab in GVHD conducted in collaboration with Syndax Pharmaceuticals.
2.Retifanlimab licensed from MacroGenics.
3.Development collaboration with Merus.
Earlier-Stage Development Programs in Hematology and Oncology
In July 2024, we announced a strategic review of our pipeline with an increased focus on high potential impact programs. As a result, we discontinued further development of both oral, small molecule PD-L1 inhibitors. Additionally, we plan to forgo further development of our LAG-3 monoclonal antibody, TIM-3 monoclonal antibody and LAG-3xPD-1 bispecific program.
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
In January 2024, we disclosed that early clinical activity was observed in patients with amplification/over expression of CCNE1 in a Phase 1 clinical trial, with significant tumor shrinkage observed. Several patients achieved partial responses (PR) across multiple tumor types including ovarian cancer patients with CCNE1 amplification and/or over expression. The safety data seen during this disclosure aligns with CDK2 mechanism of action. Additional data from this trial is anticipated in 2025.

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
1 In collaboration with Merus.

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
Povorcitinib
We also are developing povorcitinib, which is an oral small molecule selective JAK1 inhibitor. Povorcitinib is undergoing evaluation in patients with hidradenitis suppurativa, nonsegmental vitiligo, prurigo nodularis, asthma and chronic spontaneous urticaria (CSU).
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

INCB000262 (MRGPRX2) & INCB000547 (MRGPRX4)
As more fully described in Note 5 of Notes to the Consolidated Financial Statements, in May 2024, we acquired Escient Pharmaceuticals, Inc. Escient is a clinical-stage drug discovery and development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Escient’s clinical development portfolio includes INCB000262, a potent, highly selective, once-daily small molecule antagonist of Mas-related G protein-coupled receptor (MRGPRX2) and INCB000547, an oral MRGPRX4 antagonist.
In November 2024, we announced that enrollment was paused in the ongoing Phase 2 study of MRGPRX2 (INCB000262) in CSU. The decision was made following the observation of certain in vivo preclinical toxicology findings. These data have been shared with the FDA and at this time, we have no intention to enroll additional patients. Enrollment in the other INCB000262 proof-of-concept studies in chronic inducible urticaria and AD is complete.
In November 2024, Incyte announced data from the Phase 2 study evaluating MRGPRX4 (INCB000547) in cholestatic pruritus did not support further development.

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	Atopic dermatitis: Phase 3 pediatric study (TRuE-AD3) Hidradenitis suppurativa: Phase 2; Phase 3 expected to initiate in 2025 Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 3 (STOP-PN1, STOP-PN2) Chronic spontaneous urticaria: Phase 2 Asthma: Phase 2
INCA034460 (anti-CD122)	Vitiligo: Phase 1
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

Partnered Programs	Indication and Phase
Ruxolitinib (JAKAVI)[1] (JAK1/JAK2)	Acute and chronic GVHD: Approved in Europe and Japan
Baricitinib (OLUMIANT)[2] (JAK1/JAK2)	AD: Approved in Europe and Japan Severe alopecia areata (AA): Approved in the U.S., Europe and Japan RA: Approved in the U.S., Europe and Japan
Capmatinib (TABRECTA)[3] (MET)	NSCLC (with MET exon 14 skipping mutations): Approved in the U.S., Europe and Japan
1.Ruxolitinib (JAKAVI) licensed to Novartis outside of the United States for use in hematology and oncology excluding topical administration.
2. Baricitinib (OLUMIANT) licensed to Lilly.
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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 5 and Note 7 of Notes to the Consolidated Financial Statements.
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
Incyte’s Commercial Strategy
Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that a company of our size can successfully compete. We currently commercialize six compounds in the United States, three in Europe and one in Japan. These commercialized products are sold to specialty and retail pharmacies, specialty distributors and wholesalers in the United States in addition to retail pharmacies, hospital pharmacies, distributors and an exclusive wholesaler outside of the United States. We continue to expand our marketing, medical and operational infrastructure within the United States and outside of the United States to support the commercial launch of recently approved products and to prepare for potential approval of other products.
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
Patents, Other Intellectual Property, and Product Exclusivity
We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trademark, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned or licensed by us that cover aspects of our drug products and drug candidates. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. As a general matter, we endeavor to obtain patent term extensions (PTEs) in the United States and Japan, and other countries where available, and supplementary protection certificates (SPCs) in each European country, upon approval by the respective regulatory agency, if patent rights are granted in such country.
The following table sets forth the year in which the basic exclusivity loss is currently estimated to occur in the United States, the European Union, and Japan for each of our approved medicines and for those compounds in our portfolio that have been submitted to regulatory authorities seeking approval or are in registration-directed clinical trials. We refer to the basic exclusivity loss as the “Estimated Minimum Market Exclusivity Date,” which is, unless otherwise indicated, the latter of (i) the expiration date of the earliest anticipated expiring composition of matter patent rights, or (ii) the date of regulatory data protection (RDP) loss for such product or clinical candidate. There may be additional patents for our approved medicines that claim the medicine or a method of using it that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book)—or for our unapproved clinical candidates that will be eligible to be listed in the Orange Book upon FDA approval. Therefore, the table below also identifies the expiration dates of certain additional patents that are Orange-Book listed for our approved medicines—or that, for our unapproved clinical candidates, are eligible for Orange-Book listing upon product approval—in the United States, as well as the expiration dates of certain related patents in the European Union, and Japan, which we refer to as the “Additional Patents Expiry Dates.”

Product/Drug Candidate[1,2]		US	EU	Japan
JAKAFI (ruxolitinib)	Estimated Minimum Market Exclusivity Dates	2028	2027	2028
	Additional Patents Expiry Dates[3]	2028	2028	2028
OPZELURA (ruxolitinib) cream	Estimated Minimum Market Exclusivity Dates	2028	2027	2026
	Additional Patents Expiry Dates[3,4]	2028, 2031 & 2040	2028 & 2031	2028 & 2031
OLUMIANT (baricitinib)	Estimated Minimum Market Exclusivity Dates	2032[5]	2032	2033
	Additional Patents Expiry Dates	2032	2032	-
TABRECTA (capmatinib)	Estimated Minimum Market Exclusivity Dates	2032[5]	2032[6]	2032
	Additional Patents Expiry Dates	2035	2035	2035
PEMAZYRE (pemigatinib)	Estimated Minimum Market Exclusivity Dates	2035	2036[6]	2036
	Additional Patents Expiry Dates	2039 & 2040	-	-
ICLUSIG (ponatinib)	Estimated Minimum Market Exclusivity Dates	-	2028	-
	Additional Patents Expiry Dates	-	-	-
ZYNYZ (retifanlimab)[8]	Estimated Minimum Market Exclusivity Dates	2036	2036	2036
MONJUVI (tafasitamab)[9]	Estimated Minimum Market Exclusivity Dates	2033[5]	2032[6]	2027
NIKTIMVO (axatilimab)[10]	Estimated Minimum Market Exclusivity Dates	2036[7]	2034	2034
ruxolitinib XR	Estimated Minimum Market Exclusivity Dates	2028	-	-
	Additional Patents Expiry Dates[3,11]	2028 & 2033	-	-
povorcitinib	Estimated Minimum Market Exclusivity Dates	2034	2034	2034
	Additional Patents Expiry Dates	2039 & 2041	2039	-
1.Estimated Minimum Market Exclusivity Dates are subject to the payment of maintenance fees, and include the period of PTE that has been granted by the respective regulatory agency, where applicable, or include the period of anticipated SPC term for approved products in the EU, where applicable, even though SPCs may remain pending in some countries.
2.For approved medicines in the US, the brand name for the US product is used, whereas for candidates that have not been approved in the US, the name of the active ingredient is used. The use of a brand name in the table does not indicate that the product has also been approved in any country outside of the US Also, some products may be approved in one or more countries outside of the US under different brand names.
3.Ruxolitinib phosphate salt patents are issued in the US, EU and Japan with anticipated expiration dates of late-2028 in the US and mid-2028 in the EU and Japan.
4.Ruxolitinib cream formulation patents are issued in the US, EU and Japan with anticipated expiration dates of 2031 in each jurisdiction. Patents are also issued in the US for the treatments of atopic dermatitis and vitiligo with expiration dates of 2040.
5.Date reflects the grant of PTE in the US.
6.Date reflects the grant of SPC in the EU, although SPCs may remain pending in some countries.
7.Date reflects the RDP in the US due to product approval.
8.Retifanlimab licensed from MacroGenics.
9.Tafasitamab licensed from Xencor, Inc.
10.Axatilimab licensed from Syndax.
11.Once-a-day (QD) ruxolitinib formulation patents are issued in the US with anticipated expiration dates of 2033.
Patents extend for varying periods according to the date of patent filing and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.
We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, MacroGenics, Merus, Xencor and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.
We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from Agenus, ARIAD/Takeda, MacroGenics, Merus Xencor and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.
Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes and may not be able to obtain patents in the United States or elsewhere from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be valid or enforceable or may not be sufficient to protect the technology owned by or licensed to us or provide us with a competitive advantage. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology and that may prevent us from marketing our drug candidates unless we are able to obtain a license to those patents. In addition, litigation or other proceedings may be necessary to defend against claims of infringement, to enforce patents, to protect our other intellectual property rights, to determine the scope and validity of the proprietary rights of third parties or to defend ourselves in patent or other intellectual property right suits brought by third parties. We could incur substantial costs in such litigation or other proceedings. An adverse outcome in any such litigation or proceeding could subject us to significant liability or increased competition. A discussion of certain risks and uncertainties that may affect our patents, regulatory exclusivities or other proprietary rights is set forth in Item 1A. “Risk Factors — Risks Relating to Intellectual Property and Legal Matters,” and the discussion of legal proceedings related to certain patents is set forth in Item 1A. “Risk Factors — Risks Relating to Commercialization of Our Products — Competition for our products could harm our business and result in a decrease in revenue.”
With respect to proprietary information that is not patentable, and for inventions for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. While, as a general matter, we seek to protect our interests by entering into confidentiality agreements with our employees, consultants and potential business partners, we may not be able to adequately protect our trade secrets or other proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.
Competition
Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ, NIKTIMVO and our drug candidates.
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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with JAKAFI, ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ, NIKTIMVO or our drug candidates.
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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application, or CTA, much like an IND prior to the commencement of human clinical trials. In the European Union, a CTA must be submitted for each trial to the competent health authority and to independent ethics committees by national procedure for a single country trial or by EMA submission portal CTIS for a multinational study. Once the CTA is approved in accordance with the requirements in the concerned countries, clinical trial development may proceed in those countries and are conducted in accordance with GCP and other applicable regulatory requirements.
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
Manufacturing
Our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients, or API, and finished dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA, MONJUVI/MINJUVI, ZYNYZ and NIKTIMVO or our drug candidates. As such, we expect to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.
In July 2018, we purchased land located in Yverdon, Switzerland, for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility. The Yverdon facility started to manufacture MONJUVI/MINJUVI drug substance during the fourth quarter of 2022. The drug substance is usable in patients after regulatory approval, which was granted in the fourth quarter of 2023 for the European market and is currently expected in the second quarter of 2025 in the United States.
Manufacturing of our Products
Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.
We contract with third parties to manufacture JAKAFI, ICLUSIG, MONJUVI/MINJUVI, PEMAZYRE, OPZELURA, ZYNYZ, NIKTIMVO and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. For ruxolitinib phosphate, the API for JAKAFI and OPZELURA, we have three qualified third-party contract manufacturers from which we can source drug substance, one of which is currently active. The manufacturing of ponatinib, the API for ICLUSIG, is the sole responsibility of Takeda, the intellectual property holder. We procure API from Takeda, which outsources the API manufacturing to a third party. For pemigatinib, the API for PEMAZYRE, we have one qualified third-party contract manufacturer from which we can source drug substance.

We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI and ICLUSIG, we have two qualified third-party manufacturers from which we can source commercial drug product. Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes. For PEMAZYRE, we have one qualified third-party manufacturer from which we can source commercial drug product. For OPZELURA, we have two qualified third-party manufacturer from which we can source commercial drug product for the United States market, and one qualified third-party manufacture from which we can source commercial drug product for markets outside of the United States.
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

As of December 31, 2024, we had 2,617 employees, representing an increase of approximately 4% over our 2,524 employees as of the end of the prior year. This growth is largely a result of continued expansion of our global commercial reach for our business operations. Among our employees, 896 are in research and development, 212 in medical affairs, 807 in sales and marketing and 702 in operations support and administrative positions. Geographically, 72% of our employees were based in the United States and Canada, 26% in Europe and 2% in Asia. In terms of gender diversity, 1,341 are female, 1,260 are male and 16 are non-binary/prefer not to say. Our employees in Austria, Belgium and Spain are covered by collective agreements, and management considers relations with our employees to be good.
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

Third-party payors are increasingly challenging the prices charged for medical products and services, and payors and employers are adopting benefit plan changes that shift a greater portion of prescription drug costs to patients. Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. There has been significant consolidation in the health insurance industry, resulting in large insurers and PBMs exerting greater pressure and leverage in pricing and usage negotiations with drug manufacturers. In this regard, while we have entered into agreements with a number of PBMs, we are in the process of negotiating agreements with additional PBMs and payor accounts to provide rebates to those entities related to formulary coverage for OPZELURA, and we cannot guarantee that we will be able to agree to or maintain acceptable coverage terms with these PBMs and other third party payors for OPZELURA or additional products in the future. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. If we are unsuccessful in obtaining and maintaining broad coverage and reimbursement for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.
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

Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. In February 2016, we received a notice letter from Apotex, Inc. regarding its filing of an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires (with pediatric extension) in June 2028. To date, to our knowledge, the FDA has taken no action with respect to this ANDA. Subsequently, we received a notice letter in February 2024 from Apotex challenging the patent covering ruxolitinib composition of matter and its use, which expires (with pediatric extension) in June 2028. In response, in March 2024, we initiated a patent infringement action against Apotex in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending.
With respect to deuterated ruxolitinib, in January 2018 the Patent Trial and Appeal Board, or PTAB, of United States Patent and Trademark Office denied institution of a petition challenging our patent covering deuterated ruxolitinib analogs. The PTAB subsequently denied the petitioner’s request for rehearing in May 2018. Although the PTAB's decision is now final, the petitioner still has the right separately to challenge the validity of our patent in federal court.
In July 2024, the FDA approved a deuterated ruxolitinib product owned by Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries, Inc., collectively referred to as Sun, for the treatment of severe alopecia areata to be commercialized as “Leqselvi (deuruxolitinib)”. Prior to the regulatory approval of Leqselvi, we sued Sun for infringement of our patent covering deuterated ruxolitinib analogs in the U.S. District Court for the District of New Jersey and sought a preliminary injunction to bar Sun’s launch of Leqselvi during the pendency of the litigation. On November 1, 2024, the court entered an order granting our preliminary injunction request. Sun has appealed the court’s preliminary injunction order to the U.S. Court of Appeals for the Federal Circuit. Both our underlying infringement action and Sun’s appeal of the court’s preliminary injunction order remain pending.
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
Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic version of prescription treatments. In September 2023, we received a notice letter from Padagis Israel Pharmaceuticals Ltd. regarding its filing of an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. The notice letter does not challenge ruxolitinib nor the ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. To date, to our knowledge, the FDA has taken no action with respect to this ANDA. In November 2023, we initiated a patent infringement action against Padagis in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending.
There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any generic manufacturer would be successful in protecting exclusivity of our products. The entry of a competitive drug product from another company or a generic version of one of our products could result in a decrease in sales of our products and materially harm our business, operating results, and financial condition.

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
Our marketable securities and equity investments are subject to risks that could adversely affect our overall financial position.
We invest our cash in accordance with an established internal policy and customarily in money market funds, U.S. government backed-funds and Treasury securities, which are investment grade and historically have been highly liquid and carried relatively low risk.
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
Any loss in value of our equity investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. If the requirement to amortize research and development expenditures is not repealed or otherwise modified, it will continue to have an adverse effect on our tax liability, and the amount of that effect could be material. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development, or OECD, project on “Base Erosion and Profit Shifting,” commonly known as BEPS 2.0, by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the European Union member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and monitor the potential impact of BEPS 2.0 on us, and the OECD minimum tax rules do not currently have a material impact on us, these minimum tax rules could in the future result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. On January 15, 2025, the OECD released new guidance addressing implementation of the Pillar Two global minimum tax rules, which were effective for us in tax year 2024. As part of the guidance, the OECD placed limitations on transactions that produce deferred tax assets entered into during the transition period that runs from November 2021 through an entity’s adoption of Pillar Two. On January 20, 2025, President Trump signed an executive order effectively cancelling the United States’ commitments to the global minimum tax rules, stating that those commitments cannot have any effect in the United States without an act of approval of the U.S. Congress. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derive a substantial portion of our total revenues from product royalties and milestone payments under our collaboration agreements, with royalties on JAKAVI and OLUMIANT representing most of our product royalty, milestone and contract revenues for each of the three years ended December 31, 2024. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
Further, many countries and jurisdictions in which we work globally have enacted and/or are proposing privacy and data protection laws and regulations which govern the collection and use of personal information and these may impose large fines and penalties for noncompliance. For example in the European Union, under the General Data Protection Regulation, potential fines for noncompliance are up to €20 million or 4% of the annual global revenue, whichever is greater. Further, some jurisdictions provide for private rights of action if data breaches result in the loss or theft of personal data. These laws and regulations may also require, as applicable, that:
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

Item 2. Properties
Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We own three buildings comprising approximately 541,000 square feet of laboratory and office space at this site. In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages, adding an additional approximately 517,000 square feet of office space in Wilmington, Delaware. The acquired office buildings are undergoing renovations and we currently expect to occupy the office buildings in 2026.
We lease approximately 116,000 square feet of office space in Chadds Ford, Pennsylvania.
We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our Tokyo and Shanghai offices in East Asia. Our large molecule production facility is located in Yverdon, Switzerland. Our Canadian office is in Montreal.
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
Hervé Hoppenot, age 65, joined Incyte as President and Chief Executive Officer and a Director in January 2014 and was appointed Chairman of the Board in May 2015. Mr. Hoppenot served as the President of Novartis Oncology, Novartis Pharmaceuticals Corporation, the U.S. subsidiary of Novartis AG, a pharmaceutical company, from January 2010 to January 2014. Prior to that, Mr. Hoppenot served in other executive positions at Novartis Pharmaceuticals Corporation, serving from September 2006 to January 2010 as Executive Vice President, Chief Commercial Officer of Novartis Oncology and Head of Global Product Strategy & Scientific Development of Novartis Pharmaceuticals Corporation and from 2003 to September 2006 as Senior Vice President, Head of Global Marketing of Novartis Oncology. Prior to joining Novartis, Mr. Hoppenot served in various increasingly senior roles at Aventis S.A. (formerly Rhône-Poulenc S.A.), a pharmaceutical company, including as Vice President Oncology U.S. of Aventis Pharmaceuticals, Inc. from 2000 to 2003 and Vice President U.S. Oncology Operations of Rhone-Poulenc Rorer Pharmaceuticals, Inc. from 1998 to 2000. Mr. Hoppenot holds a Diploma from ESSEC International Business School.
Pablo J. Cagnoni, age 62, joined Incyte in June 2023 as President and Head of Research and Development. From November 2022 to May 2023, Dr. Cagnoni served as Chief Executive of Laronde (now Sail Biomedicines), a Flagship Pioneering Company, and Executive Partner at Flagship Pioneering. Prior to joining Laronde and Flagship, he served as President and Chief Executive Officer of Rubius Therapeutics, Inc., a biotechnology company, from June 2018 until November 2022. From May 2015 until June 2018, Dr. Cagnoni served as President and Chief Executive Officer of Tizona Therapeutics, Inc., a privately held biotechnology company. Dr. Cagnoni previously served as President of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from October 2013 to April 2015 and Executive Vice President, Global Research and Development and Technical Operations from March 2013 to October 2013. Prior to Onyx, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology from October 2009 to March 2013. From 2007 to 2009, Dr. Cagnoni was Senior Vice President and Chief Medical Officer at Allos Therapeutics (acquired by Spectrum Pharmaceuticals) and, prior to that, Chief Medical Officer of OSI Pharmaceuticals (acquired by Astellas Pharma Inc.). Dr. Cagnoni received an M.D. from the University Buenos Aires School of Medicine and completed post-doctoral work in Hematology and Oncology at the Mount Sinai Medical Center, New York, and in Stem Cell Transplantation at the University of Colorado Health Sciences Center.

Sheila Denton, age 59, joined Incyte in October 2023 as Executive Vice President, General Counsel and Corporate Secretary. Ms. Denton most recently served as Senior Vice President, General Counsel and Corporate Secretary of Boehringer Ingelheim USA, Inc., where she was responsible for the legal, compliance and policy teams for the human health, animal health and biopharmaceutical businesses. During her 19-year tenure with Boehringer Ingelheim, Ms. Denton held a number of other key leadership positions both in the United States and abroad, in multiple areas such as acquisitions, the generic businesses, and litigation. Prior to joining Boehringer Ingelheim, Ms. Denton was a partner in a New England-based law firm. Ms. Denton received her J.D. from Western New England College School of Law, and her B.S. in Business and Political Science from Sacred Heart University.
Lee Heeson, age 54, joined Incyte in October 2024 as Executive Vice President, Incyte International. Prior to joining Incyte, Mr. Heeson was Executive Vice President, Commercial International, of Seagen Inc., a biopharmaceutical company, from February 2022 to September 2024. From February 2020 to February 2022, he was President International of Vifor Pharma Ltd., a pharmaceuticals company. From October 2013 to January 2020, he held senior roles at Celgene Corporation, a biopharmaceutical company, most recently as President of Worldwide Markets, Inflammation & Immunology. Earlier in his career, Mr. Heeson held leadership positions at Galderma and Schering-Plough. Mr. Heeson holds a B.A., with honors, from Sheffield Hallam University.
Mohamed Issa, age 42, joined Incyte in January 2025 as Executive Vice President, Head of US Oncology. He has almost 20 years of global leadership experience in pharmaceuticals, consumer healthcare and med-tech, with expertise spanning strategy, commercialization and business development. Before joining Incyte, he spent 13 years at Johnson & Johnson, where he held senior roles leading U.S. Immunology, Neuroscience and Oncology businesses, most recently as Senior Vice President, US Immunology of Janssen Pharmaceuticals. Earlier in his career, he was co-founder and CEO of a consumer healthcare company and held various roles in sales, brand management and strategy in biopharmaceuticals. Dr. Issa holds a Pharm.D. from St. John’s University and an M.B.A. in finance and economics from New York University’s Stern School of Business.
Vijay Iyengar, age 52, joined Incyte in May 2016 as Executive Vice President, Global Strategy and Corporate Development. Prior to joining Incyte, from April 2014 to April 2016, he was the President of Genoptix Corporation, a Novartis Company. From December 2011 to March 2014, he was the Vice President and Rare Diseases Franchise Head at Novartis Oncology and from July 2009 to December 2011, he was the Vice President and Oncology General Manager of Novartis Greece. From October 2007 to June 2009, he was the Global Brand Executive Director at Novartis Pharmaceuticals, and from January 2006 to October 2007, he was the Global Brand Director, Oncology at Novartis Pharmaceuticals. Dr. Iyengar received his B.S. in Biology from Stanford University and earned his M.D. from Harvard Medical School.
Michael Morrissey, age 61, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations. He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.
Christiana Stamoulis, age 54, joined Incyte in February 2019 as Executive Vice President and Chief Financial Officer. Prior to joining Incyte, she served as President from February 2018 until January 2019 and Chief Financial Officer from January 2015 to January 2019 of Unum Therapeutics Inc., a biopharmaceutical company. Prior to joining Unum, Ms. Stamoulis was a Senior Vice President of Corporate Strategy and Business Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Vertex, Ms. Stamoulis spent nearly 15 years in the investment banking and management consulting industries. She was a Managing Director in the Investment Banking division of Citigroup and, prior to that, she was a senior investment banker in the Healthcare Investment Banking Group of Goldman, Sachs & Co., where she spent the majority of her investment banking career. Ms. Stamoulis started her career as a strategy consultant at The Boston Consulting Group. Ms. Stamoulis holds two B.S. degrees from the Massachusetts Institute of Technology (MIT) and an M.B.A. from the MIT Sloan School of Management.

Steven Stein, age 58, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, U.S. Clinical Development & Medical Affairs at Novartis Pharmaceuticals. From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline. Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa, in 1990.
Paula J. Swain, age 67, has served as Executive Vice President, Human Resources since August 2002 and joined Incyte as Senior Vice President of Human Resources in January 2002. Ms. Swain served as Senior Vice President of Human Resources at Bristol-Myers Squibb Company from October 2001 to January 2002, after it acquired DuPont Pharmaceuticals Company. From July 1998 to October 2001, Ms. Swain was Senior Vice President of Human Resources at DuPont Pharmaceuticals. From October 1992 to July 1998, Ms. Swain held a variety of human resources positions of increasing responsibility at DuPont Pharmaceuticals. Ms. Swain received her B.A. in Psychology and Industrial Relations from Rockhurst University.
Matteo Trotta, age 46, joined Incyte as Executive Vice President, General Manager, Dermatology US in March 2024. Prior to joining Incyte, Mr. Trotta served as the Head of Novartis U.S. Immunology, where he led a 400-person organization across dermatology, rheumatology, auto-inflammatory, rare diseases and allergy. He additionally held leadership roles in U.S. marketing and sales, enterprise strategy and global manufacturing and quality. Before joining Novartis in 2012, he was an Engagement Manager at McKinsey & Company, where he served pharmaceutical and payer clients as part of their healthcare practice. Mr. Trotta received his Engineering Degree from Politecnico di Torino, his M.S. in Engineering from the University of Illinois Chicago, and his M.B.A. from Columbia Business School.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2024, our common stock was held by 107 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.
A discussion of our financial performance for the year ended December 31, 2024 as compared to the year ended December 31, 2023 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financial-information/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.
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
Through the discovery, development and commercialization of proprietary therapeutics, Incyte has established a portfolio of first-in-class and best-in-class medicines for patients and a strong pipeline of products focused in three core therapeutic areas: Oncology, Inflammation & Autoimmunity, and Myeloproliferative Neoplasms (MPNs) & Graft-Versus-Host Disease (GVHD). We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.
Our portfolio focuses on areas of high unmet medical need and includes compounds in various stages, ranging from preclinical to late-stage development, and commercialized products JAKAFI (ruxolitinib), ICLUSIG (ponatinib), PEMAZYRE (pemigatinib), OPZELURA (ruxolitinib cream), MINJUVI (tafasitamab), MONJUVI (tafasitamab-cxix) and ZYNYZ (retifanlimab-dlwr), as well as NIKTIMVO (axatilimab-csfr), which was approved for medical use in the United States in August 2024 and will be co-commercialized.
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
Product Revenues
Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D coverage gap reimbursements in the United States and mandated discounts in Europe. These sales allowances and accruals are recorded based on estimates which are described in detail below. Estimates are assessed as of the end of each reporting period and are updated to reflect current information. We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. As of December 31, 2024, a 5% change in our sales allowance and accruals would have had an approximate $79.9 million impact on our income before taxes.
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
Stock Compensation. Share-based payment transactions with employees, which include stock options, restricted stock units (RSUs) and performance shares (PSUs), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes. The stock compensation process requires the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. For the years ending December 31, 2024 and 2023, our Black-Scholes assumptions included a weighted-average stock price volatility of 30% in 2024 and 32% in 2023, average expected option life of approximately five years and an estimated annualized forfeiture rate of 5%. The average risk-free interest rate assumption used in the Black-Scholes valuations increased from 4.01% in 2023 to 4.15% in 2024.

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
We believe our estimates for the valuation allowances against certain deferred tax assets and the amount of benefits associated with uncertain tax positions recognized in our financial statements are appropriate based upon our assessment of the factors mentioned above. Given we do not record a valuation allowance on the majority of our U.S. deferred tax assets, we expect that our reported income tax expense (current plus deferred) for future periods will be higher than that recorded for prior periods.
Results of Operations
Years Ended December 31, 2024 and 2023
We recorded net income for the years ended December 31, 2024 and 2023 of $32.6 million and $597.6 million, respectively. On a per share basis, basic net income was $0.16 and diluted net income was $0.15 for the year ended December 31, 2024. On a per share basis, basic net income was $2.67 and diluted net income was $2.65 for the year ended December 31, 2023.

Revenues

	For the Year Ended, December 31,
	2024	2023
	(in millions)
JAKAFI revenues, net	$2,792.1	$2,593.7
OPZELURA revenues, net	508.3	337.9
ICLUSIG revenues, net	114.3	111.6
PEMAZYRE revenues, net	81.7	83.6
MINJUVI/MONJUVI revenues, net	119.3	37.1
ZYNYZ revenues, net	3.2	1.3
Total product revenues, net	3,618.9	3,165.2
JAKAVI product royalty revenues	418.8	367.6
OLUMIANT product royalty revenues	135.6	136.1
TABRECTA product royalty revenues	22.7	17.8
PEMAZYRE product royalty revenues	2.2	1.9
Total product royalty revenues	579.3	523.4
Milestone and contract revenues	43.0	7.0
Total revenues	$4,241.2	$3,695.6
The increase in JAKAFI product revenues from 2023 to 2024 was comprised of a volume increase of $142.3 million and a price increase of $56.1 million. The increase for the year ended December 31, 2024 as compared to the corresponding period in 2023 was primarily driven by an increase in paid demand across all indications.
The increase in OPZELURA net product revenues from 2023 to 2024 was comprised of a volume increase of $165.3 million and a price increase of $5.1 million. The increase was driven by continued growth in new patient starts and refills, and approximately $60.7 million of OPZELURA net product revenues for 2024 were from Europe.
The increase in MINJUVI/MONJUVI net product revenues for the year ended December 31, 2024 compared to the prior period was driven by the acquisition completed in February 2024, under which we gained exclusive global rights to tafasitamab marketed in the United States as MONJUVI (tafasitamab-cxix). Refer to Note 5 of Notes to the Consolidated Financial Statements for further information related to the acquisition.
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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Year Ended December 31, 2024	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2024	$20,479	$264,422	$13,016	$11,021	$308,938
Allowances for current period sales	152,167	1,282,224	131,979	23,251	1,589,621
Allowances for prior period sales	429	2,718	(68)	4,386	7,465
Credits/payments for current period sales	(129,777)	(1,049,069)	(127,400)	(238)	(1,306,484)
Credits/payments for prior period sales	(15,858)	(117,737)	(4,237)	(15,407)	(153,239)
Balance at December 31, 2024	$27,440	$382,558	$13,290	$23,013	$446,301
U.S. government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain U.S. government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future product price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported product revenues, net. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available.
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2024, we have accrued approximately $127.6 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2024, is approximately 6.3%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
We expect our sales allowances to fluctuate from quarter to quarter due to changes in the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages, which are impacted by potential future price increases, rate of inflation, and other factors, such as changes to the 340B drug pricing program. In 2025, we expect to see a reduction in our sales allowances owed under Medicare Part D, due to changes from the Inflation Reduction Act, which effective January 1, 2025, replaced the manufacturer's coverage gap liability with a different discount structure.
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

Our milestone and contract revenues were $43.0 million and $7.0 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, our milestone and contract revenues were derived from a $25.0 million upfront payment received during the first quarter of 2024 upon our transfer of functional intellectual property to China Medical Systems Holdings Limited, and we recognized $18.0 million of upfront and milestone payments from two of our collaboration partners during the third quarter of 2024. During the year ended December 31, 2023, our milestone and contract revenues were primarily derived from a regulatory milestone under the Novartis collaboration and license agreement.
Cost of Product Revenues

	For the Year Ended December 31,
	2024	2023
	(in millions)
Product costs	$129.0	$89.2
Salary and benefits related	16.2	11.9
Stock compensation	2.3	3.1
Royalty expense	141.0	128.2
Amortization of definite-lived intangible assets	23.6	22.6
Total cost of product revenues	$312.1	$255.0
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties owed under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues from 2023 to 2024 was primarily due to growth in net product revenues, increased royalty expense and increased manufacturing related costs.
Operating Expenses
Research and development expenses

	For the Year Ended December 31,
	2024	2023
	(in millions)
Salary and benefits related	$505.9	$399.1
Stock compensation	161.3	126.7
Escient acquisition related compensation expense	11.3	—
Escient IPR&D expense	679.4	—
Clinical research and outside services	1,074.7	936.7
Occupancy and all other costs	174.2	165.1
Total research and development expenses	$2,606.8	$1,627.6
We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2023 to 2024 due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 5 of the Notes to the Consolidated Financial Statements, as part of the Escient acquisition, we recognized compensation expense in research and development of $11.3 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our consolidated statements of operations. Research and development expenses for the year ended December 31, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition.

The increase in clinical research and outside services expense from 2023 to 2024 was primarily due to continued investment in our late-stage development assets, additional expenses resulting from the Escient acquisition and timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements, which were $104.4 million and $36.7 million for the years ended December 31, 2024 and 2023, respectively. Research and development expenses for the years ended December 31, 2024 and 2023 were net of $29.9 million and $49.1 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	For the Year Ended December 31,
	2024	2023
	(in millions)
Salary and benefits related	$349.6	$300.1
Stock compensation	102.5	86.1
Escient acquisition related compensation expense	20.2	—
Other contract services and outside costs	769.9	775.1
Total selling, general and administrative expenses	$1,242.2	$1,161.3
Salary and benefits related expense increased from 2023 to 2024 due primarily to increased headcount. This increased headcount was due primarily to the establishment of our dermatology commercial organization. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 5 of the Notes to the Consolidated Financial Statements, as part of the Escient acquisition, we recognized compensation expense in selling, general and administrative expenses of $20.2 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our consolidated statements of operations.
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2024 and 2023 was expense of $19.8 million and $29.2 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The loss on change in fair value of the contingent consideration during the years ended December 31, 2024 and 2023 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.

Profit sharing from co-commercialization activities
Under the former collaboration and license agreement with MorphoSys, which was executed in March 2020 and continued through February 5, 2024 as described further in Note 5 of the Notes to the Consolidated Financial Statements, we and MorphoSys were both responsible for the commercialization efforts of tafasitamab in the United States and shared equally the profits and losses from the co-commercialization efforts. For the period from January 1, 2024 through February 5, 2024, our 50% share of the profits for tafasitamab was $1.0 million, as recorded in (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. For the year ended December 31, 2023, our 50% share of the costs for tafasitamab was $2.0 million, as recorded in (profit) and loss sharing under collaboration agreements on the consolidated statement of operations.
Under the collaboration agreement with Syndax, as described further in Note 7 of the Notes to the Consolidated Financial Statements, we and Syndax are both responsible for the co-commercialization of axatilimab in the United States and share equally in the profits and losses from those efforts. We are the principal in the U.S. axatilimab co-commercialization efforts and will record 100% of all product revenues and associated costs in accordance with our profit sharing from co-commercialization activities accounting policy outlined in Note 1 of the Notes to the Consolidated Financial Statements. For the year ended December 31, 2024, there were no revenues from sales of axatilimab, however, there was $22.4 million of expense incurred in connection with the co-commercialization efforts, 50% of which is recorded as selling, marketing and administrative expense in our consolidated statement of operations.
Non-operating Income and Expenses
Interest income
Interest income for the years ended December 31, 2024 and 2023 was $128.7 million and $158.4 million, respectively. The decrease in Interest income for the year ended December 31, 2024 primarily relates to a decrease in interest earned on our cash equivalents and marketable securities generally due to lower cash equivalent and marketable securities balance in the second half of 2024 as compared to the corresponding period in 2023.
Realized and unrealized gain (loss) on equity investments
Realized and unrealized gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those realized and unrealized gains and (losses):

	For the Years Ended, December 31,
	2024	2023
	(in millions)
Agenus	$(8.2)	$(18.9)
Merus	106.1	45.2
MorphoSys	30.7	22.9
Syndax	(11.9)	(5.5)
Other	(0.7)	0.2
Total realized and unrealized gain on equity investments	$116.0	$43.9
During the year ended December 31, 2024, we sold all remaining investments in Agenus Inc., Merus and MorphoSys AG as described further in in Note 7 of the Notes to the Consolidated Financial Statements.
Provision for income taxes
The provision for income taxes for the years ended December 31, 2024 and 2023 was $284.0 million and $236.6 million, respectively.

Our effective tax rate of 89.7% for the year ended December 31, 2024 increased as compared to 28.4% for the prior year primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for 2024 was higher than the U.S. statutory rate primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition. Our effective tax rate for 2023 was higher than the U.S. statutory rate primarily due to foreign losses with no associated tax benefit and an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Liquidity and Capital Resources

	2024	2023
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$2,158.1	$3,656.0
Working capital	$1,597.2	$3,405.0
Year ended December 31:
Cash provided by (used in):
Operating activities	$335.3	$496.5
Investing activities	$157.5	$(207.7)
Financing activities	$(2,021.5)	$(20.0)
Capital expenditures (included in investing activities above)	$(86.3)	$(32.5)
Sources and Uses of Cash.
At December 31, 2024, we had available cash, cash equivalents and marketable securities of $2.2 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Cash provided by operating activities. The decrease in cash provided by operating activities from 2023 to 2024 was due primarily to the Escient acquisition and changes in working capital.
Cash used in investing activities. Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of long term investments. During 2024, net cash provided by investing activities was $157.5 million, which primarily represented sales of equity investments of $284.8 million and sale and maturity of marketable securities of $231.3 million, offset in part by purchases of marketable securities of $258.4 million, payments for intangible assets of $13.9 million, and capital expenditures of $86.3 million. During 2023, net cash used in investing activities was $207.7 million, which represents purchases of marketable securities of $456.0 million, capital expenditures of $32.5 million, payments for intangible assets of $15.0 million, and purchases of long term investments of $10.0 million, offset in part by the sale and maturity of marketable securities of $305.8 million.
Cash used in financing activities. During 2024, net cash used in financing activities was $2.0 billion and was primarily driven by expenditures associated with the share repurchase of $2.0 billion. During 2023, net cash used in financing activities was $20.0 million, consisting primarily of cash paid to ARIAD/Takeda for contingent consideration, offset in part by proceeds from the issuance of common stock under our stock plans net of tax withholdings.
Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 8 of Notes to the Consolidated Financial Statements.

In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 16 of Notes to the Consolidated Financial Statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2024, marketable securities were $470.3 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2024, the decline in fair value would not be material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $431.8 million as of December 31, 2024.
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

Evaluating the fair value of the in-process research and development assets acquired in the Escient Pharmaceutics, Inc. acquisition

Description of the Matter
As described in Note 5 to the consolidated financial statements, on May 30, 2024, the Company acquired all of the outstanding shares of common stock of Escient Pharmaceuticals, Inc. (“Escient”), a clinical-stage drug development company, for $782.5 million in cash consideration. The Company determined substantially all of the fair value of the gross assets acquired was concentrated in Escient’s lead clinical-stage molecule, EP262. Therefore, the Company accounted for the Escient transaction as an asset acquisition under U.S. GAAP. The acquired in-process research and development asset for EP262 was valued at $644.8 million, with an additional $34.6 million of fair value allocated to the secondary molecule, EP547. As both acquired in-process research and development assets do not have an alternative future use at the acquisition date, the Company recognized the full amount of $679.4 million as research and development expenses.
Auditing the Company’s fair value of the in-process research and development assets acquired in the Escient transaction was judgmental due to the significant estimation uncertainty and subjectivity of the significant assumptions used by management in determining the present value of future discounted cash flows. The significant assumptions used in the calculation of the fair value of the in-process research and development assets of Escient included the amount of future product revenues, the probability of success, and the discount rate. The fair value calculation of the in-process research and development assets are sensitive to these significant assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the estimation of the fair value of the in-process research and development assets of Escient. For example, we tested controls over management’s review of the significant assumptions, such as the amount of future product revenues, the probability of success, and the discount rate, and over the completeness and accuracy of the data used in the valuation.
To test the fair value of the in-process research and development assets, we performed audit procedures that included, among others, evaluating the Company's methodologies used and testing the significant assumptions discussed above. For example, we compared the significant assumptions used by management to current published scientific studies, industry, market and economic trends, and to other relevant factors. In addition, to evaluate the probability of success, we considered the phase of development of the in-process research and development assets against third-party data regarding clinical trial success rates. We also performed various sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the in-process research and development assets resulting from changes in the assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the methodologies and the discount rates used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1991.
Philadelphia, Pennsylvania
February 10, 2025

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,687,829	$3,213,376
Marketable securities—available-for-sale (amortized cost $469,917 and $442,816 as of December 31, 2024 and 2023 respectively; allowance for credit losses $0 as of December 31, 2024 and 2023)	470,263	442,667
Accounts receivable	853,154	743,557
Inventory	58,872	62,972
Prepaid expenses and other current assets	168,912	182,830
Total current assets	3,239,030	4,645,402

Restricted cash	1,622	1,845
Long term equity investments	18,814	187,716
Inventory	348,327	206,965
Property and equipment, net	763,411	751,513
Finance lease right-of-use assets, net	30,803	25,535
Other intangible assets, net	113,803	123,545
Goodwill	155,593	155,593
Deferred income tax asset	762,071	631,886
Other assets, net	10,848	52,107
Total assets	$5,444,322	$6,782,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197,465	$109,601
Accrued compensation	188,677	153,348
Accrued and other current liabilities	1,212,048	935,569
Finance lease liabilities	4,419	3,439
Acquisition-related contingent consideration	39,238	38,422
Total current liabilities	1,641,847	1,240,379

Acquisition-related contingent consideration	153,762	173,578
Finance lease liabilities	33,542	29,162
Other liabilities	167,543	149,151
Total liabilities	1,996,694	1,592,270

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 193,434,305 and 224,286,862 shares issued and outstanding as of December 31, 2024 and 2023, respectively	193	224
Additional paid-in capital	4,533,437	5,016,122
Accumulated other comprehensive (loss) income	(13,121)	13,106
(Accumulated deficit) retained earnings	(1,072,881)	160,385
Total stockholders’ equity	3,447,628	5,189,837
Total liabilities and stockholders’ equity	$5,444,322	$6,782,107
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenues, net	$3,618,888	$3,165,168	$2,746,897
Product royalty revenues	579,329	523,481	482,738
Milestone and contract revenues	43,000	7,000	165,000
Total revenues	4,241,217	3,695,649	3,394,635

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	312,068	254,990	206,997
Research and development	2,606,848	1,627,594	1,585,936
Selling, general and administrative	1,242,157	1,161,293	1,002,140
Loss on change in fair value of acquisition-related contingent consideration	19,803	29,202	12,149
(Profit) and loss sharing under collaboration agreements	(1,025)	2,045	7,973
Total costs, expenses and other	4,179,851	3,075,124	2,815,195

Income from operations	61,366	620,525	579,440
Interest income	128,710	158,414	40,451
Interest expense	(2,280)	(2,551)	(2,666)
Realized and unrealized gain (loss) on equity investments	116,025	43,893	(87,590)
Other, net	12,809	13,934	(519)
Income before provision for income taxes	316,630	834,215	529,116
Provision for income taxes	284,015	236,616	188,456
Net income	$32,615	$597,599	$340,660

Net income per share:
Basic	$0.16	$2.67	$1.53
Diluted	$0.15	$2.65	$1.52

Shares used in computing net income per share:
Basic	207,110	223,628	222,004
Diluted	210,530	225,928	223,958
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$32,615	$597,599	$340,660

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(17,723)	25,772	13,065
Unrealized gain (loss) on marketable securities, net of tax	495	4,888	(3,918)
Defined benefit pension (loss) gain, net of tax	(8,999)	(32,623)	25,376
Other comprehensive (loss) income	(26,227)	(1,963)	34,523

Comprehensive income	$6,388	$595,636	$375,183
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2021	$221	$4,567,111	$(19,454)	$(777,874)	$3,770,004
Issuance of 1,348,122 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 308,413 shares of Common Stock under the ESPP	2	34,812	—	—	34,814
Issuance of 5,751 shares of Common Stock for services rendered	—	427	—	—	427
Stock compensation	—	189,691	—	—	189,691
Other comprehensive income	—	—	34,523	—	34,523
Net income	—	—	—	340,660	340,660
Balances at December 31, 2022	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 1,154,974 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 380,145 shares of Common Stock under the ESPP	1	7,285	—	—	7,286
Issuance of 5,024 shares of Common Stock for services rendered	—	321	—	—	321
Stock compensation	—	216,475	—	—	216,475
Other comprehensive loss	—	—	(1,963)	—	(1,963)
Net income	—	—	—	597,599	597,599
Balances at December 31, 2023	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 1,776,728 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 453,312 shares of Common Stock under the ESPP	2	8,997	—	—	8,999
Issuance of 5,062 shares of Common Stock for services rendered	—	321	—	—	321
Stock compensation	—	266,058	—	—	266,058
Repurchase of common stock	(33)	(758,061)	—	(1,265,881)	(2,023,975)
Other comprehensive loss	—	—	(26,227)	—	(26,227)
Net income	—	—	—	32,615	32,615
Balances at December 31, 2024	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$32,615	$597,599	$340,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,248	82,660	67,855
Stock-based compensation	266,058	215,889	188,420
Deferred income taxes	(85,553)	(158,898)	57,091
Other, net	(9,053)	22,579	17,366
Realized and unrealized (gain) loss on equity investments	(116,025)	(43,893)	87,590
Loss on change in fair value of acquisition-related contingent consideration	19,803	29,202	12,149
Changes in operating assets and liabilities:
Accounts receivable	(111,586)	(98,678)	(28,579)
Prepaid expenses and other assets	10,365	(42,491)	(30,739)
Inventory	(127,633)	(170,151)	(67,504)
Accounts payable	88,159	(167,945)	105,436
Accrued and other liabilities	278,939	230,614	220,196
Net cash provided by operating activities	335,337	496,487	969,941
Cash flows from investing activities:
Purchase of long term investments	—	(10,000)	—
Sale of equity investments	284,781	45	—
Capital expenditures	(86,263)	(32,486)	(77,833)
Payments for intangible assets	(13,900)	(15,000)	—
Purchases of marketable securities	(258,370)	(456,020)	(79,860)
Sale and maturities of marketable securities	231,269	305,784	79,151
Net cash provided by (used in) investing activities	157,517	(207,677)	(78,542)
Cash flows from financing activities:
Repurchase of common stock	(2,004,790)	—	—
Proceeds from issuance of common stock under stock plans	49,301	35,836	61,115
Tax withholdings related to restricted and performance share vesting	(40,302)	(28,550)	(26,301)
Payment of finance lease liabilities	(3,798)	(3,360)	(2,862)
Payment of contingent consideration	(21,958)	(23,959)	(32,746)
Net cash used in financing activities	(2,021,547)	(20,033)	(794)
Effect of exchange rates on cash, cash equivalents, and restricted cash	2,923	(6,676)	3,355
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,525,770)	262,101	893,960
Cash, cash equivalents, and restricted cash at beginning of period	3,215,221	2,953,120	2,059,160
Cash, cash equivalents, and restricted cash at end of period	$1,689,451	$3,215,221	$2,953,120
Supplemental Schedule of Cash Flow Information
Income taxes paid	$373,056	$378,206	$136,242
Unpaid purchases of property and equipment	$2,597	$5,052	$3,493
Unpaid excise tax on repurchase of common stock	$19,185	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$9,674	$5,275	$6,745
Leased assets obtained in exchange for new finance lease liabilities	$8,906	$2,257	$1,862
See accompanying notes.

INCYTE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Organization and Business. Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late-stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix) and ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which was approved for medical use in the United States in August 2024 and will be co-commercialized. Our operations are treated as one operating segment.
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
Reclassifications. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Accounts Receivable. As of December 31, 2024 and December 31, 2023, we had a de minimis amount of allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.
Inventory. Inventories are valued at the lower of cost and net realizable value. We use the specific identification method to account for commercial product manufactured by third-party contractors, which is our predominant source of inventory. We apply the first-in, first-out (FIFO) method to inventories produced at our internal manufacturing facility located in Yverdon, Switzerland. Inventories consist of costs of materials, including shipping and handling fees, third-party contract manufacturing, and allocable overhead associated with the production of our commercialized products. We capitalize inventory after regulatory approval from U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or Japanese Ministry of Health, Labour and Welfare (MHLW) as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to approval are recorded as research and development expense in our consolidated statements of operations.
Raw materials, active pharmaceutical ingredients ("API") and work-in-process inventory are monitored for obsolescence, as applicable, and generally the shelf life of the finished goods inventory is approximately 36 months from the start of manufacturing of the finished goods, with the exception of OPZELURA, ZYNYZ and NIKTIMVO, which currently has an approximate shelf life of 24 months. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.
Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2024, there were no entities in which we held a variable interest which we determined to be VIEs.
Equity Investments. Our equity investments consist of investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements. We classify our equity investments in common stock of publicly-held companies as either short term investments, for those investments which we intend to sell within one year, or long term investments, for those investments which we intend to hold for longer than one year, on the consolidated balance sheets. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on the consolidated balance sheets. All changes in fair value are reported in the consolidated statements of operations as a realized and unrealized gain (loss) on equity investments.

In assessing whether we exercise significant influence over any of the companies in which we hold equity investments, we consider the nature and magnitude of our investment, any voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Currently, none of our equity investments in publicly-held companies are considered relationships in which we have the ability to exercise significant influence.
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
Goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2024 and determined that the carrying value of our goodwill was not impaired.
Income Taxes. We account for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The primary factors used to assess the likelihood of realization are our recent history of cumulative earnings or losses, expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The tax effects of global intangible low-taxed income from certain foreign subsidiaries is recognized in the income tax provision in the period the tax arises.

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
Product Revenues
Our product revenues consist of sales of JAKAFI, MONJUVI, OPZELURA, PEMAZYRE and ZYNYZ in the U.S., sales of MINJUVI, PEMAZYRE, ICLUSIG and OPZELURA in Europe, sales of OPZELURA in Canada, and sales of PEMAZYRE in Japan. Product revenues are recognized at a point in time once we satisfy the performance obligation and control is transferred under the revenue recognition criteria as described above. We sell JAKAFI, MONJUVI, OPZELURA, PEMAZYRE and ZYNYZ to our customers in the U.S., which include specialty and retail pharmacies, specialty distributors and wholesalers. We sell MINJUVI, PEMAZYRE, ICLUSIG and OPZELURA to our customers in the European Union and certain other jurisdictions, which include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.
We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D coverage gap reimbursements in the U.S. and mandated discounts in Europe. Product shipping and handling costs are included in cost of product revenues.
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
Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on historical invoices received and in part from data received from our customers. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
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
Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2024, we had no revenues from intellectual property licenses recognized over time.
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
Cost of Product Revenues
Cost of product revenues includes all product related costs and royalties owed under our collaboration and license agreements, contingent on certain conditions. In addition, cost of product revenues includes the amortization of our licensed intellectual property for ICLUSIG and the amortization of capitalized milestone payments, using the straight-line method over the respective estimated useful lives, which range between approximately 10 to 14 years. Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.

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
Stock Compensation. Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values as well as expected forfeiture rates, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes. The stock compensation process requires the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. The fair value of stock options, which are subject to graded vesting, are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of RSUs that are subject to cliff vesting are recognized as compensation expense over the requisite service period using the straight-line attribution method, and the fair value of RSUs that are subject to graded vesting are recognized as compensation expense over the requisite service period using the accelerated attribution method. The fair value of PSUs are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which we assess as of the end of each reporting period. Once a performance condition is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight-line attribution method for PSUs that are subject to cliff vesting and using the accelerated attribution method for PSUs that are subject to graded vesting. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period.
Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and Internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2024, 2023, and 2022, advertising expenses were approximately $200.7 million, $221.9 million, and $196.4 million, respectively.
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
Profit sharing from co-commercialization activities. In profit sharing arrangements where we are deemed to be the principal, we record 100% of all revenues and expenses associated with the co-commercialization activities. We record our collaboration partner's share of profit or loss to cost of product revenues within our consolidated statement of operations. Other components of make-whole payments between us and our collaboration partners are classified in our consolidated statement of operations based on the nature of the underlying payable or receivable.
In profit sharing arrangements where we are deemed to be the agent, we record our share of profit or loss from co-commercialization activities to (profit) and loss sharing under collaboration agreements within our consolidated statement of operations. Other components of make-whole payments between us and our collaboration partners are classified in our consolidated statement of operations based on the nature of the underlying payable or receivable.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. See Note 17 for additional disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that ASU No. 2023-09 will have on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses (DISE).” This new guidance applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and related disclosures.

Note 2. Revenues
As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	For the Years Ended, December 31,
	2024	2023	2022
JAKAFI revenues, net	$2,792,107	$2,593,732	$2,409,225
OPZELURA revenues, net	508,293	337,864	128,735
ICLUSIG revenues, net	114,319	111,623	105,838
MINJUVI/MONJUVI revenues, net	119,236	37,057	19,654
PEMAZYRE revenues, net	81,748	83,642	83,445
ZYNYZ revenues, net	3,185	1,250	—
Total product revenues, net	3,618,888	3,165,168	2,746,897
JAKAVI product royalty revenues	418,840	367,583	331,575
OLUMIANT product royalty revenues	135,572	136,138	134,547
TABRECTA product royalty revenues	22,746	17,793	15,411
PEMAZYRE product royalty revenues	2,171	1,967	1,205
Total product royalty revenues	579,329	523,481	482,738
Milestone and contract revenues	43,000	7,000	165,000
Total revenues	$4,241,217	$3,695,649	$3,394,635
For further information on our revenue-generating contracts, refer to Note 7.
Note 3. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
December 31, 2024
Debt securities (government)	$469,917	$971	$(625)	$470,263

December 31, 2023
Debt securities (government)	$442,816	$450	$(599)	$442,667
The table below summarizes the contractual maturities of our available-for-sale debt securities as of December 31, 2024 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$470,263	$265,135	$205,128
Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2024 and 2023, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At December 31, 2024 and 2023, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2024 and 2023.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$1,687,829	$—	$—	$1,687,829
Debt securities (government)	—	470,263	—	470,263
Long term equity investments (Note 7)	18,814	—	—	18,814
Total assets	$1,706,643	$470,263	$—	$2,176,906

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$3,213,376	$—	$—	$3,213,376
Debt securities (government)	—	442,667	—	442,667
Long term equity investments (Note 7)	187,716	—	—	187,716
Total assets	$3,401,092	$442,667	$—	$3,843,759

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Acquisition-related contingent consideration	$—	$—	$193,000	$193,000
Total liabilities	$—	$—	$193,000	$193,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Acquisition-related contingent consideration	$—	$—	$212,000	$212,000
Total liabilities	$—	$—	$212,000	$212,000
The following is a roll forward of our Level 3 liabilities (in thousands):

	2024	2023
Balance at January 1,	$212,000	$221,000
Contingent consideration earned during the period but not yet paid	(9,956)	(10,260)
Payments made during the period	(28,847)	(27,942)
Change in fair value of contingent consideration	19,803	29,202
Balance at December 31,	$193,000	$212,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2024 and 2023 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The loss on change in fair value of the contingent consideration during the years ended December 31, 2024 and 2023 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
We generally make payments to Takeda quarterly based on the royalties earned in the previous quarter. As of December 31, 2024 and 2023, contingent consideration earned but not yet paid was $10.0 million and $10.3 million, respectively, and was included in accrued and other current liabilities.
Non-Recurring Fair Value Measurements
During the years ended December 31, 2024 and 2023, there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.
Note 4. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. The above collaboration partners comprised, in aggregate, 19% and 20% of the accounts receivable balance as of December 31, 2024 and 2023, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2024	2023	2022
Customer A	15%	17%	19%
Customer B	10%	10%	11%
Customer C	19%	18%	18%
Customer D	8%	10%	10%
Customer E	13%	8%	14%
Customer F	10%	10%	1%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in the aggregate, 52% and 40% of the accounts receivable balance as of December 31, 2024 and 2023, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of December 31, 2024 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis.
Note 5. Acquisitions
Tafasitamab
On February 5, 2024, pursuant to a purchase agreement with MorphoSys, we acquired exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We will recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys will no longer be eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement.
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
Escient Pharmaceuticals, Inc. ("Escient")
On May 30, 2024 we acquired all of the outstanding shares of common stock of Escient, a clinical-stage drug development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders, for $782.5 million cash consideration, which included Escient's net cash remaining at the close of the transaction, subject to adjustments set forth in the merger agreement with Escient.
Escient’s lead molecule, INCB000262 (formerly EP262), is a first-in-class oral Mas-related G protein-coupled receptor X2 (MRGPRX2) antagonist that has the potential to treat a broad range of inflammatory disorders. We accounted for the Escient transaction as an asset acquisition under U.S. GAAP because INCB000262 represents substantially all of the fair value of the gross assets acquired.
In addition to the $782.5 million closing cash consideration per the terms of the merger agreement, we incurred $2.5 million of direct transaction costs that were included in the total consideration to be allocated to the acquired net assets. Of the $785.0 million total consideration, we recognized on our consolidated statements of operations during the year ended December 31, 2024 related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition.
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

In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, INCB000262, and secondary candidate, INCB000547 (formerly EP547). The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the amount of future product revenues, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for INCB000262 and INCB000547 was $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our consolidated statements of operations during the year ended December 31, 2024.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$27,590	$23,282
API and Work-in-process	331,178	209,793
Finished goods	48,431	36,862
Total inventory	$407,199	$269,937
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, API, work in process, and finished goods, inclusive of freight and inventoriable overhead. At December 31, 2024, $58.9 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2024, $348.3 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our consolidated statements of operations. At December 31, 2024, inventory with approximately $28.3 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 6 months to 41 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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
Under this agreement, we were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through December 31, 2024, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones.

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
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the years ended December 31, 2024, 2023 and 2022, such royalties on net sales within the United States totaled $131.8 million, $122.1 million and $113.1 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2024 and 2023, $507.4 million and $375.6 million, respectively, of accrued royalties were included in accrued and other current liabilities on the consolidated balance sheets, payment of which is dependent on the outcome of a contract dispute with Novartis. Each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
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
We had no milestone and contract revenue under the Novartis agreement for the year ended December 31, 2024. Milestone and contract revenue under the Novartis agreement was $5.0 million and $60.0 million for the years ended December 31, 2023 and 2022, respectively. In addition, for the years ended December 31, 2024, 2023 and 2022, we recorded $418.8 million, $367.6 million and $331.6 million, respectively, of product royalty revenues related to Novartis net sales of JAKAVI outside the United States. For the years ended December 31, 2024, 2023 and 2022 we recorded $22.7 million, $17.8 million and $15.4 million, respectively, of product royalty revenues related to Novartis net sales of TABRECTA worldwide.
Lilly - Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through December 31, 2024, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
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
We had no milestone and contract revenue under the Lilly agreement for the years ended December 31, 2024 and 2023. Milestone and contract revenue under the Lilly agreement was $70.0 million for the year ended December 31, 2022. In addition, for the years ended December 31, 2024, 2023 and 2022, we recorded $135.6 million, $136.1 million and $134.5 million, respectively, of product royalty revenues related to Lilly net sales of OLUMIANT outside the United States.
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
Since the inception of the agreement through December 31, 2024, we have paid Agenus milestones totaling $30.0 million and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
During 2024, we sold approximately 0.6 million of Agenus Inc. common stock for proceeds of $1.9 million. As of December 31, 2024, we had no remaining investment in Agenus Inc. common stock. The fair market value of our equity investment in Agenus Inc. at December 31, 2023 was $10.0 million. For the years ended December 31, 2024, 2023 and 2022, we recorded realized and unrealized losses of $8.2 million, $18.9 million, and $9.9 million, respectively, based on the sale of shares and change in fair value of Agenus Inc.’s common stock during the respective periods.
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
Since the inception of the agreement through December 31, 2024, we have paid and expensed Merus milestones totaling $10.0 million.
During 2024, we sold approximately 4.0 million of Merus’ common shares for proceeds of $216.1 million. As of December 31, 2024, we had no remaining investment in Merus’ common shares. The fair market value of our equity investment in Merus as of December 31, 2023 was $110.1 million. For the years ended December 31, 2024, 2023 and 2022, we recorded realized and unrealized gains of $106.1 million, an unrealized gain of $45.2 million, and an unrealized loss of $58.0 million, respectively, based on the sale of shares and change in fair value of Merus’ common shares during the respective periods.
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
In July 2024, the parties amended the agreement, and we agreed to pay MacroGenics $100.0 million in exchange for MacroGenics’ agreement that all milestones for squamous cell anal cancer and non-small cell lung cancer have been deemed either achieved or inapplicable and certain future milestones for non-small cell lung cancer were waived. This $100.0 million milestone payment was recorded as research and development expense in our consolidated statements of operations during the year ended December 31, 2024. Since the inception of the agreement, inclusive of the July 2022 and July 2024 amendments to the agreement, through December 31, 2024, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.

Research and development expenses for the years ended December 31, 2024, 2023 and 2022, also included $45.7 million, $51.5 million and $89.2 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At December 31, 2024 and 2023, a total of $0.5 million and $0.3 million, respectively, of such costs were included in accrued and other liabilities on the consolidated balance sheets.
MorphoSys
As described in Note 5, on February 5, 2024, we entered into a purchase agreement with MorphoSys that became effective as of that date, as a result of which we now hold exclusive global rights for tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). Prior to the acquisition, pursuant to a now-terminated collaboration and license agreement, we and MorphoSys agreed to co-develop tafasitamab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and MorphoSys responsible for 45% of such costs. Each company was responsible for funding any independent development activities, and we were responsible for funding development activities specific to territories outside of the United States.
During May 2024, as part of the Novartis tender offer for MorphoSys AG’s outstanding shares, we sold all of our 3.6 million American Depository Shares, each representing 0.25 of an ordinary share of MorphoSys AG, for proceeds of $66.6 million. The fair market value of our equity investment in MorphoSys AG as of December 31, 2023 was $35.9 million. For the year ended December 31, 2024, we recorded a realized gain of $30.7 million, based on the sale of shares and change in fair value of MorphoSys AG’s ordinary shares during the period. For the years ended December 31, 2023 and 2022 we recorded an unrealized gain of $22.9 million, and an unrealized loss of $21.2 million, respectively, based on the change in fair value of MorphoSys AG's ordinary shares during the respective periods.
Our 50% share of the United States loss or profit for the commercialization of tafasitamab for the period from January 1, 2024 to the asset acquisition on February 5, 2024, was a profit of $1.0 million, and is recorded as (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. As described in Note 5, subsequent to the asset acquisition, we recognize revenue and costs for all commercialization and clinical development of tafasitamab in the United States. Our 50% share of the United States loss for the commercialization of tafasitamab for the years ended December 31, 2023 and 2022 was $2.0 million and $8.0 million, respectively, and is recorded as (profit) and loss sharing under collaboration agreements on the consolidated statement of operations. Research and development expenses for the period from January 1, 2024 to the asset acquisition on February 5, 2024, includes $10.7 million, related to our 55% share of the co-development costs for tafasitamab. Research and development expenses for the years ended December 31, 2023 and 2022, included $76.1 million and $99.7 million, respectively, of costs for tafasitamab including our 55% share of the co-development costs. At December 31, 2023, $18.8 million was included in accrued and other liabilities on the consolidated balance sheet for amounts due to MorphoSys under the agreement.
Syndax
In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”). Under the terms of our agreement, we received exclusive commercialization rights to axatilimab outside of the United States and share commercialization rights in the United States with Syndax. We are responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally. Incyte and Syndax will share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States will be subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs. Each company is responsible for funding any independent development activities.
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the consolidated balance sheet as of December 31, 2024, and is being amortized through cost of product revenues over the estimated useful life of 10 years.

Inclusive of an upfront, non-refundable payment, since the inception of the agreement through December 31, 2024, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of December 31, 2024, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of December 31, 2024 and 2023 was $18.8 million and $30.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded an unrealized loss of $11.9 million, an unrealized loss of $5.5 million, and an unrealized gain of $5.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the years ended December 31, 2024 and 2023, includes $18.8 million and $25.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. At December 31, 2024 and 2023, $2.2 million and $1.8 million, respectively, was included in accrued and other liabilities on the consolidated balance sheet for amounts due to Syndax under the agreement.
China Medical Systems Holdings Limited
In March 2024, we entered into a Collaboration and License Agreement with China Medical System Skinhealth, a wholly-owned dermatology medical aesthetic company and subsidiary of China Medical System Holdings Limited (“CMSHL”), for the development and commercialization of povorcitinib, a selective oral JAK1 inhibitor, in certain indications in certain Asian territories. In March 2024, we recognized an upfront payment under this agreement of $25.0 million upon our transfer of the functional intellectual property related to povorcitinib to CMSHL which was recorded in milestone and contract revenues on the consolidated statement of operations during the year ended December 31, 2024. We are eligible to receive additional potential development and commercial milestones, as well as royalties on net sales of the licensed product in CMSHL’s territory. CMSHL received an exclusive license to develop and commercialize and a non-exclusive license to manufacture povorcitinib in autoimmune and inflammatory dermatologic diseases, including non-segmental vitiligo, hidradenitis suppurativa, prurigo nodularis, asthma and chronic spontaneous urticaria, for patients in mainland China, Hong Kong, Macau, Taiwan and certain countries in Southeast Asia.
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

Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Office equipment	$23,710	$23,417
Laboratory equipment	229,797	220,677
Computer equipment	156,859	147,570
Land	15,395	10,931
Building and leasehold improvements	597,342	584,755
Operating lease right-of-use assets	22,230	20,553
Construction in progress	46,062	13,544
	1,091,395	1,021,447
Less accumulated depreciation and amortization	(327,984)	(269,934)
Property and equipment, net	$763,411	$751,513
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. During the year ended December 31, 2024, we capitalized $4.9 million of land, $19.5 million of building and parking garage and $30.8 million of construction in progress relating to the downtown Wilmington properties.
Depreciation expense, including amortization expense of leasehold improvements, was $65.6 million, $60.1 million and $46.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,
	2024	2023
Current
Operating lease liabilities	$5,583	$5,686
Finance lease liabilities	4,419	3,439
Noncurrent
Operating lease liabilities	16,793	14,284
Finance lease liabilities	33,542	29,162
Total lease liabilities	$60,337	$52,571

The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2025	$6,873	$5,647
2026	6,000	5,276
2027	5,514	4,445
2028	2,465	3,655
2029	1,376	3,342
After 2029	3,061	22,568
Total lease cash payments	$25,289	$44,933
Less: discount	2,913	6,972
Present value of lease liabilities	$22,376	$37,961
The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 was $7.1 million, $9.4 million and $11.8 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2024, 2023 and 2022 was $3.8 million, $3.4 million and $2.9 million respectively, in financing cash flows.
As of December 31, 2024, our finance and operating leases had a weighted average lease term of approximately 10.4 years and 4.8 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases was approximately 3.6% and 4.5%, respectively.
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
For the year ended December 31, 2024, we incurred approximately $8.1 million of expense related to our operating leases, approximately $3.9 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2023, we incurred approximately $9.8 million of expense related to our operating leases, approximately $3.5 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2022, we incurred approximately $11.7 million of expense related to our operating leases, approximately $3.1 million of amortization on our finance lease right-of-use assets and approximately $1.4 million of interest expense on our finance lease liabilities.

Note 9. Intangible Assets and Goodwill
Intangible Assets, Net
The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2024			Balance at December 31, 2023
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$184,854	$86,146	$271,000	$163,318	$107,682
Capitalized milestone payments	11.9	$29,500	$2,820	$26,680	$17,000	$1,137	$15,863
Other	2.0	$1,400	$423	$977	$—	$—	$—
Amortization expense for the years ended December 31, 2024, 2023 and 2022, was $23.6 million, $22.5 million, and $21.5 million, respectively, and is recorded in cost of product revenues on the consolidated statement of operations. Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$24,767	$24,359	$24,067	$24,067	$2,531	$14,012
Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2024 and 2023.
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Royalties	$519,881	$387,362
Clinical related costs	132,446	109,618
Sales allowances	438,053	279,914
Sales and marketing	33,439	37,369
Accrued taxes	23,781	42,295
Operating lease liabilities	5,583	5,686
Other current liabilities	58,865	73,325
Total accrued and other current liabilities	$1,212,048	$935,569
Note 11. Stockholders' Equity
Preferred Stock. We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2024 and 2023. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.
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
We account for share repurchases as retirements, whereby it reduces common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings (accumulated deficit). Any transaction costs, including the excise tax, directly associated with the share repurchases are included as part of the purchase price. Under this method, the issued and outstanding shares of common stock are reduced by the number of shares of common stock repurchased, and no treasury stock is recognized on the consolidated financial statements.
A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 per share for an aggregate purchase price of approximately $2.0 billion. We incurred $24.4 million in fees and expenses associated with the share repurchase, which included $19.2 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We currently expect to pay the excise tax in the first half of 2025. These costs are recognized within (accumulated deficit) retained earnings on the consolidated balance sheet as of December 31, 2024 as costs to repurchase our common stock. The purchased shares were cancelled and ceased to be outstanding.
Stock Compensation Plans. As of December 31, 2024, we had a total of 4,302,716 shares of our common stock available for future issuance related to our stock plans as described below.
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
Stock Options
Options are granted to employees, consultants, and scientific advisors under the 2010 Stock Plan and 2024 Inducement Plan. Options are also granted under the 2010 Stock Plan to non-employee members of our Board of Directors, pursuant to a formula set forth in the 2010 Stock Plan. All options are exercisable at the fair market value of the stock on the date of grant.

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
Option activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2023	12,457,158	$85.40
Options granted	1,336,397	$62.58
Options exercised	(430,563)	$68.69
Options cancelled	(585,018)	$88.22
Balance at December 31, 2024	12,777,974	$83.45
Options to purchase a total of 10,381,128, 9,743,775 and 8,952,289 shares as of December 31, 2024, 2023 and 2022, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 were $3.2 million, $3.2 million and $6.0 million, respectively. At December 31, 2024, the aggregate intrinsic value of options outstanding and vested options are $15.9 million and $15.3 million, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2024 under the 2010 Stock Plan and 2024 Inducement Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$52.94 - $61.76	1,443,974	8.50	$60.81	533,680	$61.16
$62.08 - $68.62	1,373,343	6.85	66.21	674,083	68.19
$68.70 - $74.78	1,971,358	5.41	73.13	1,791,120	73.10
$74.98 - $80.50	1,517,319	5.84	78.55	1,235,573	78.82
$80.56 - $83.58	1,449,127	6.69	83.26	1,163,248	83.27
$83.83 - $90.00	1,301,907	3.70	84.80	1,264,003	84.79
$90.56 - $95.34	1,354,618	4.55	92.79	1,353,093	92.79
$95.54 - $113.64	1,780,144	3.30	107.78	1,780,144	107.78
$115.19 - $134.38	568,742	2.39	128.65	568,742	128.65
$138.52 - $138.52	17,442	2.25	138.52	17,442	138.52
	12,777,974			10,381,128
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

We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the years ended December 31, 2024, 2023 and 2022, we recorded $30.1 million, $17.2 million and $7.8 million, respectively, of stock compensation expense for PSUs on our consolidated statements of operations.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2023	7,165,342	$72.17
RSUs granted	3,481,911	$63.97
PSUs granted	341,943	$65.40
RSUs released	(1,899,523)	$75.55
PSUs released	(105,453)	$83.58
RSUs cancelled	(317,347)	$69.60
PSUs cancelled	(10,070)	$76.59
Balance at December 31, 2024	8,656,803	$67.81
The following table summarizes our shares available for grant under the 2010 Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2023	10,815,026
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted and issuance of shares for services rendered	(9,033,557)
Options, RSUs and PSUs cancelled	1,232,142
Balance at December 31, 2024	4,013,611
Employee Stock Purchase Plan. On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in April 2023 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. In June 2023, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the ESPP from 9,600,000 to 10,350,000. We issued 453,312, 380,145 and 308,413 shares under the ESPP in 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded stock compensation expense of $5.3 million, $5.1 million and $4.7 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2024, 289,105 shares remain available for issuance under the ESPP.

Note 12. Stock Compensation
We recorded $266.1 million, $215.9 million and $188.4 million, respectively, of stock compensation expense for the years ended December 31, 2024, 2023 and 2022. Stock compensation expense within the consolidated statements of operations included research and development expense for the years ended December 31, 2024, 2023 and 2022 of $161.3 million, $126.7 million and $112.5 million, respectively. Stock compensation expense within the consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2024, 2023 and 2022 of $102.5 million, $86.1 million and $73.2 million, respectively. Stock compensation expense within the consolidated statements of operations also included cost of product revenues for the years ended December 31, 2024, 2023 and 2022 of $2.3 million, $3.1 million and $2.7 million, respectively.
Additionally, as described in Note 5, as part of the Escient acquisition, during the year ended December 31, 2024, we recognized on our consolidated statements of operations related compensation expense of approximately $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options For the year ended December 31,			Employee Stock Purchase Plan For the year ended December 31,
	2024	2023	2022	2024	2023	2022
Average risk-free interest rates	4.15%	4.01%	2.14%	4.88%	4.72%	3.74%
Average expected life (in years)	5.03	5.05	4.90	0.50	0.50	0.50
Volatility	30%	32%	36%	27%	25%	25%
Weighted-average fair value (in dollars)	21.07	24.35	26.06	12.34	12.68	14.99
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
Total compensation cost of options granted but not yet vested as of December 31, 2024, was $19.2 million, which is expected to be recognized over the weighted average period of 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2024, was $235.9 million, which is expected to be recognized over the weighted average period of 1.6 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2024, was $27.3 million, which is expected to be recognized over the weighted average period of 1.6 years, should the underlying performance conditions be deemed probable of achievement.

Note 13. Income Taxes
We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$401,760	$1,084,254	$766,781
Non-U.S.	(85,130)	(250,039)	(237,665)
Income before provision for income taxes	$316,630	$834,215	$529,116
Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$322,682	$344,407	$90,088
State	43,955	48,106	38,136
Foreign	2,931	3,001	3,141
	369,568	395,514	131,365
Deferred:
Federal	(106,549)	(139,468)	62,107
State	21,824	(19,625)	(3,709)
Foreign	(828)	195	(1,307)
	(85,553)	(158,898)	57,091
Total provision for income taxes	$284,015	$236,616	$188,456
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision at U.S. federal statutory rate	$66,492	$175,185	$111,114
State and local income taxes	51,753	21,145	26,767
Foreign tax rate differential	61,026	(96,434)	13,670
Income tax credits	(70,989)	(1,433,507)	(30,505)
Change in valuation allowance	21,425	1,572,951	67,056
Change in uncertain tax positions	6,418	5,943	3,262
Foreign-derived intangible income	(31,786)	(32,891)	(36,748)
Stock based compensation	25,647	20,971	19,704
Acquisitions accounted for as research and development expenses	149,287	4,200	14,700
Other	4,742	(947)	(564)
Provision for income taxes	$284,015	$236,616	$188,456
The 2024 acquisitions accounted for as research and development expenses in the table above reflects the impact of non-deductible charges associated with the Escient acquisition. The 2023 foreign tax rate differential in the table above reflects the impact of operations in jurisdictions with tax rates that differ from the U.S. federal statutory rate of 21%. It also includes a tax benefit associated with the remeasurement of foreign deferred tax assets resulting from the cancellation of a tax holiday. The 2023 income tax credits in the table above includes a tax benefit associated with the issuance of non-

refundable Swiss income tax credits. The 2023 remeasurement of foreign deferred tax assets and the Swiss income tax credits are fully offset with a valuation allowance in the table above.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$315,969	$326,446
Income tax credits	1,398,495	1,441,981
Capitalized research and development	648,989	457,603
Deferred revenue and accruals	190,446	130,291
Non-cash compensation	100,788	96,469
Acquisition-related contingent consideration	27,796	30,298
Intangibles, net	229,741	233,311
Long term investments	6,697	42,975
Other	20,814	9,044
Total gross deferred tax assets	2,939,735	2,768,418
Less valuation allowance for deferred tax assets	(2,139,673)	(2,096,318)
Net deferred tax assets	$800,062	$672,100

Deferred tax liabilities:
Property and equipment	$(30,676)	$(34,757)
Other	(7,315)	(5,457)
Total gross deferred tax liabilities	(37,991)	(40,214)
Net deferred tax assets	$762,071	$631,886
During the year ended December 31, 2024, the Company’s net deferred tax assets increased by $130.2 million. This was primary due to future deductible temporary differences associated with U.S. research and development expenses required to be capitalized and amortized under the Tax Cuts and Jobs Act of 2017, partially offset by an increase to a related valuation allowance. As part of the Escient acquisition, the Company also recorded a net deferred tax asset of $44.8 million predominately related to U.S. net operating losses ("NOLs") and capitalized researched and development costs. As of December 31, 2024, the Company continues to maintain a valuation allowance on certain U.S. temporary differences, foreign NOLs and the non-refundable Swiss income tax credits granted in the year ended December 31, 2023.
The valuation allowance for deferred tax assets increased by approximately $43.4 million during the year ended December 31, 2024 and increased by approximately $1.6 billion during the year ended December 31, 2023. The valuation allowance increase during 2024 was primarily due to future deductible temporary differences mainly associated with U.S. research and development expenses required to be capitalized and amortized under the Tax Cuts and Jobs Act of 2017 and the acquisition of Escient’s U.S. NOLs, a portion of which is not more-likely-than-not to be realized as of December 31, 2024. This was partially offset by the expiration of foreign NOLs with a full valuation allowance.

As of December 31, 2024, we had NOL carryforwards, research and development credit carryforwards and foreign income tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
Federal	$102,034	Indefinite
State	782,156	2025 through 2044; indefinite
Foreign	1,749,821	2025 through 2041; indefinite
Research and development credit carryforwards
Federal	$9,431	2039 through 2044
State	18,064	2025 through 2043
Swiss income tax credit carryforwards	1,382,413	2028
The Federal NOL and tax credit carryforward are subject to an annual limitation under Internal Revenue Code Section 382.
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized, we would recognize a tax benefit of $79.3 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$69,145	$73,040
Additions related to prior periods tax positions	9,173	3,687
Reductions related to prior periods tax positions	(2,014)	(10,382)
Additions related to current period tax positions	5,939	3,019
Additions related to acquisitions	9,114	—
Settlements	(71)	(209)
Reductions due to lapse of applicable statute of limitations	(3,538)	(33)
Currency translation adjustment	(25)	23
Balance at end of year	$87,723	$69,145
Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the years ending December 31, 2024 and 2023, we recorded interest and penalties as a component of income tax expense of $8.5 million and $4.9 million, respectively. As of December 31, 2024 and 2023, the Company has accrued liabilities of $18.7 million and $10.1 million, respectively, for interest and penalties related to its uncertain tax positions. We do not expect any significant decreases in recognized tax benefits within the next 12 months.
One or more of our legal entities file income tax returns in the U.S. and in certain foreign jurisdictions. Our income tax returns may be examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues such as the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations and relevant facts. In the U.S., the statute of limitations remains open beginning with tax year 2021. We are currently under U.S. federal audit for tax year 2021.
Note 14. Net Income Per Share
Our basic net income per share is computed by dividing the net income by the number of weighted average common shares outstanding during the period. Our diluted net income per share is computed by dividing net income by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and PSUs.

Net income per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Basic Net Income Per Share
Basic net income	$32,615	$597,599	$340,660

Weighted average common shares outstanding	207,110	223,628	222,004

Basic net income per share	$0.16	$2.67	$1.53

Diluted Net Income Per Share
Diluted net income	$32,615	$597,599	$340,660

Weighted average common shares outstanding	207,110	223,628	222,004
Dilutive stock options and awards	3,420	2,300	1,954
Weighted average shares used to compute diluted net income per share	210,530	225,928	223,958

Diluted net income per share	$0.15	$2.65	$1.52
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	2024	2023	2022
Outstanding stock options and awards	12,905,281	12,710,250	10,946,703
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $20.6 million, $18.9 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2024 for the plans was determined using a discount rate of 0.90% and rate of compensation increase of 2.25%. The 2024 net periodic benefit cost for the plans was determined using discount rates of 1.30%, rates of compensation increase of 2.25% and long term expected return on plan assets of 5.50%. The benefit obligation at December 31, 2023 for the plans was determined using a discount rate of 1.30% and rate of compensation increase of 2.25%. The 2023 net periodic benefit cost for the plans was determined using discount rates of 2.20%, rates of compensation increase of 2.25% and long term expected return on plan assets of 5.80%.

Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Benefit obligation, beginning of year	$169,667	$113,705
Employer service cost	12,121	7,711
Interest cost	2,010	2,280
Plan participants' contributions	5,067	4,534
Actuarial loss	17,443	26,682
Transfer of benefits net of payments from fund	1,382	1,866
Expenses paid from assets	(101)	(118)
Translation (gain) loss	(12,102)	13,007
Benefit obligation, end of year	195,487	169,667

Fair value of plan assets, beginning of year	128,482	102,023
Actual return on plan assets	13,562	140
Employer contributions	10,278	9,955
Plan participants' contributions	5,067	4,534
Transfer of benefits net of payments from fund	1,382	1,866
Expenses paid from assets	(101)	(118)
Translation (loss) gain	(9,034)	10,082
Fair value of plan assets, end of year	149,636	128,482

Unfunded liability, end of year	$45,851	$41,185
The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023. The accumulated benefit obligation is $182.4 million and $157.9 million as of December 31, 2024 and 2023, respectively.
The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Service cost	$12,121	$7,711	$9,855
Interest cost	2,010	2,280	251
Expected return on plan assets	(6,764)	(5,688)	(4,184)
Amortization of prior service cost	801	771	773
Amortization of actuarial losses	673	—	356
Net periodic benefit cost	$8,841	$5,074	$7,051
The components of net periodic benefit cost other than the service cost component are included in interest income and other, net on the consolidated statements of operations.

Other changes in the plans assets and the benefit obligation that is recognized in accumulated other comprehensive (loss) income were as follows, net of tax (in thousands):

	Year Ended December 31,
	2024	2023	2022
Pension liability (asset), beginning of year	$30,924	$(1,699)	$23,677
Net prior service costs	(1,474)	(771)	(773)
Net loss (gain)	$10,473	$33,394	$(24,603)
Pension liability (asset), end of year	$39,923	$30,924	$(1,699)
We expect to contribute a total of $10.1 million to the pension plans in 2025. The following payments are expected to be paid from the fund (in thousands):

2025	$6,956
2026	7,249
2027	8,139
2028	8,617
2029	11,123
2030-2034	56,544
Total	$98,628
Note 16. Commitments and Contingencies
Commitments
In August 2021, we entered into a revolving credit and guaranty agreement, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”), among the Incyte Corporation, as borrower, subsidiary Incyte Holdings Corporation, as a guarantor, a group of lenders (the “Lenders”), and J.P. Morgan Chase Bank, N.A. as administrative agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $500.0 million. The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities to the Credit Agreement, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed (1) $250.0 million plus (2) an additional amount, so long as after giving effect to the incurrence of such additional amount, our pro forma consolidated leverage ratio would not exceed 0.25:1.00 above its consolidated leverage ratio in effect immediately prior to giving effect to such increase.
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on the consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on the consolidated leverage ratio. Commitment fees payable on the undrawn amount range from 0.150% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions.
As of December 31, 2024, we were in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding.
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS's statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2024, we have accrued approximately $127.6 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2024, is approximately 6.3%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements, we have an outstanding contractual dispute with Novartis relating to royalties on JAKAFI net sales within the United States.
Note 17. Segment Information
We operate in one operating segment, and therefore one reportable segment, focused on the global discovery, development and commercialization of proprietary therapeutics. We manage business activities on a consolidated basis through the development and commercialization of oncology and dermatology products, which are sold to U.S. and international customers. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision maker is the Chief Executive Officer.
The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies. Our single operating segment generates revenues from the development and commercialization of oncology and dermatology pharmaceutical products, which are developed by our research and development department, as well as from product royalties, milestone and contract revenues from the out-licensing of our intellectual property to third parties.
For our segment, the chief operating decision maker uses net income or loss, that also is reported on the consolidated statements of operations as consolidated net income (loss), to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net income or loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the level of investment in our various operating activities and other capital allocation activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Net income for our segment was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product revenues, net	$3,618,888	$3,165,168	$2,746,897
Product royalty revenues	579,329	523,481	482,738
Milestone and contract revenues	43,000	7,000	165,000
Total revenues	4,241,217	3,695,649	3,394,635

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	312,068	254,990	206,997
Research and development - internal[1]	957,043	815,025	739,785
Research and development - external[2]	866,005	775,919	720,201
Other research and development[3]	783,800	36,650	125,950
Sales and marketing	945,428	876,703	770,141
General and administrative	296,729	284,590	231,999
Loss on change in fair value of acquisition-related contingent consideration	19,803	29,202	12,149
(Profit) and loss sharing under collaboration agreements	(1,025)	2,045	7,973
Other segment items[4]	28,751	22,926	238,780
Net income	$32,615	$597,599	$340,660

1.Research and development - internal is comprised of internally generated costs such as salaries, travel, regulatory costs, lab costs, contracting, etc.
2.Research and development - external is comprised of specific program spend with external vendors (i.e. contract manufacturing organization, contract research organization and lab vendors for clinical, technical operations and toxicology services).
3.Other research and development is comprised of all other costs including certain one-time costs resulting from the acquisition of IPR&D assets and one-time development milestone expenses.
4.Other segment items is comprised of interest income, interest expense, realized and unrealized (gain) loss on equity investments, other, net, and provision for income taxes.
During the year ended December 31, 2024, total revenues generated by subsidiaries in the United States was approximately $4.0 billion, total revenues generated from subsidiaries in Europe was approximately $260.4 million, and total revenues generated from subsidiaries in other countries was approximately $6.2 million. During the year ended December 31, 2023, total revenues generated by subsidiaries in the United States was approximately $3.5 billion, total revenues generated from subsidiaries in Europe was approximately $175.9 million, and total revenues generated from subsidiaries in other countries was approximately $4.9 million. During the year ended December 31, 2022, total revenues generated by subsidiaries in the United States was approximately $3.2 billion and total revenues generated from subsidiaries in Europe was approximately $147.0 million.
As of December 31, 2024, property and equipment, net was approximately $474.1 million in the United States, approximately $277.6 million in Switzerland and approximately $11.7 million in other countries. As of December 31, 2023, property and equipment, net was approximately $432.3 million in the United States, approximately $303.9 million in Switzerland and approximately $15.3 million in other countries.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 10, 2025

Item 9B. Other Information
(b) During the three months ended December 31, 2024, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934.
Christiana Stamoulis, our Executive Vice President and Chief Financial Officer, adopted a trading plan on November 26, 2024 providing for the sale of up to an aggregate of 107,938 shares of our common stock until November 26, 2025.
Sheila Denton, our Executive Vice President and General Counsel, adopted a trading plan on November 27, 2024 providing for the sale of up to an aggregate of 32,014 shares of our common stock until November 27, 2025.
Barry Flannelly, our Executive Vice President and General Manager, North America, adopted a trading plan on December 13, 2024 providing for the sale of up to an aggregate of 315,415 shares of our common stock until January 6, 2026.
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders to be held on June 10, 2025 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.
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

We have adopted our Policy on Insider Trading governing the purchase or sale of our securities by our officers, employees and members of the Board of Directors, as well as our contractors, consultants, secondees and temporary workers, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market. A copy of our Policy on Insider Trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Information regarding our policies and practices on the timing of equity awards will be included in the Proxy Statement and is incorporated herein by reference.
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

10.7#
Form of U.S. Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.8#
Form of U.S. Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.9#	Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-277043).
10.10#
Form of Global Nonstatutory Stock Option Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-277043).

10.11#
Form of Global Restricted Stock Unit Agreement under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-277043).

10.12#
Form of Performance Share Award Agreement under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (File No. 333-277043).

10.13#
Form of U.S. Nonstatutory Stock Option Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.14#
Form of U.S. Restricted Stock Unit Award Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

Exhibit Number	Description of Document
10.15#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.16#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended on April 13, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2023).
10.17#
Form of Employment Agreement between the Company and Barry P. Flannelly (effective as of August 11, 2014), Christiana Stamoulis (effective as of February 11, 2019), Steven H. Stein (effective as of March 2, 2015), Vijay K. Iyengar (effective as of May 9, 2016), Pablo J. Cagnoni (effective as of June 7, 2023), Sheila A. Denton (effective as of October 2, 2023), Matteo Trotta (effective as of March 25, 2024), Lee Heeson (effective as of October 1, 2024) and Mohamed Issa (effective as of January 6, 2025) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18#
Form of Amended and Restated Employment Agreement, effective as of April 18, 2012, between the Company and Paula J. Swain (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.19#
Offer of Employment Letter, dated December 14, 2018, from the Company to Christiana Stamoulis (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.20#
Amended and Restated Employment Agreement between the Company and Hervé Hoppenot, dated as of October 25, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.21#
Offer of Employment Letter, dated April 21, 2023, from the Company to Pablo J. Cagnoni (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.22†
Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.22.1†
Amendment, dated as of April 5, 2016, to Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.22.2††
Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.23†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.23.1†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.23.2†
Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.23 .3†
Fourth Amendment, entered into effective December 13, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.21.4 to Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.23.4††
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

Exhibit Number	Description of Document
10.24
Registration Rights Agreement, dated as of February 12, 2016, between the Company and 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.25
Revolving Credit and Guaranty Agreement, dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.25.1
Amendment No. 1, dated as of May 10, 2023, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.25.2
Amendment No. 2, dated as of June 28, 2024, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

19.1*	Policy on insider trading.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
97
Incyte Corporation Policy for Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed February 16, 2024).

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
Date: February 10, 2025

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

Signature	Title	Date

/s/ HERVÉ HOPPENOT	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 10, 2025
Hervé Hoppenot

/s/ CHRISTIANA STAMOULIS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2025
Christiana Stamoulis

/s/ THOMAS TRAY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2025
Thomas Tray

/s/ JULIAN C. BAKER	Director	February 10, 2025
Julian C. Baker

/s/ JEAN-JACQUES BIENAIMÉ	Director	February 10, 2025
Jean-Jacques Bienaimé

/s/ OTIS W. BRAWLEY	Director	February 10, 2025
Otis W. Brawley

/s/ PAUL J. CLANCY	Director	February 10, 2025
Paul J. Clancy

/s/ JACQUALYN A. FOUSE	Director	February 10, 2025
Jacqualyn A. Fouse

/s/ EDMUND P. HARRIGAN	Director	February 10, 2025
Edmund P. Harrigan

/s/ KATHERINE A. HIGH	Director	February 10, 2025
Katherine A. High

/s/ SUSANNE SCHAFFERT	Director	February 10, 2025
Susanne Schaffert