Form 10-Q
period 2025-03-31
INCYTE CORP
filed 2025-04-29
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 193,569,934 as of April 22, 2025.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	March 31, 2025	December 31, 2024*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,941,722	$1,687,829
Marketable securities—available-for-sale (amortized cost $465,659 and $469,917 as of March 31, 2025 and December 31, 2024, respectively; allowance for credit losses $0 as of March 31, 2025 and December 31, 2024)	466,936	470,263
Accounts receivable	823,134	853,154
Inventory	63,975	58,872
Prepaid expenses and other current assets	211,654	168,912
Total current assets	3,507,421	3,239,030

Restricted cash	1,665	1,622
Long term equity investments	17,463	18,814
Inventory	365,311	348,327
Property and equipment, net	765,359	763,411
Finance lease right-of-use assets, net	29,892	30,803
Other intangible assets, net	107,611	113,803
Goodwill	155,593	155,593
Deferred income tax asset	768,899	762,071
Other assets, net	30,151	10,848
Total assets	$5,749,365	$5,444,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,537	$197,465
Accrued compensation	102,820	188,677
Accrued and other current liabilities	1,375,738	1,212,048
Finance lease liabilities	4,478	4,419
Acquisition-related contingent consideration	41,717	39,238
Total current liabilities	1,720,290	1,641,847

Acquisition-related contingent consideration	153,283	153,762
Finance lease liabilities	32,643	33,542
Other liabilities	175,586	167,543
Total liabilities	2,081,802	1,996,694

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 193,783,446 and 193,434,305 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	193	193
Additional paid-in capital	4,588,286	4,533,437
Accumulated other comprehensive loss	(6,238)	(13,121)
Accumulated deficit	(914,678)	(1,072,881)
Total stockholders’ equity	3,667,563	3,447,628
Total liabilities and stockholders’ equity	$5,749,365	$5,444,322
*The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenues, net	$922,274	$729,923
Product royalty revenues	130,624	125,966
Milestone and contract revenues	—	25,000
Total revenues	1,052,898	880,889

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	73,188	60,956
Research and development	437,279	429,260
Selling, general and administrative	325,691	300,256
Loss (gain) on change in fair value of acquisition-related contingent consideration	11,572	(456)
(Profit) and loss sharing under collaboration agreements	—	(1,025)
Total costs, expenses and other	847,730	788,991

Income from operations	205,168	91,898
Interest income	22,929	46,770
Interest expense	(660)	(430)
(Loss) gain on equity investments	(1,343)	99,947
Other, net	8,096	(2,026)
Income before provision for income taxes	234,190	236,159
Provision for income taxes	75,987	66,611
Net income	$158,203	$169,548

Net income per share:
Basic	$0.82	$0.76
Diluted	$0.80	$0.75

Shares used in computing net income per share:
Basic	193,712	224,484
Diluted	198,197	227,219
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$158,203	$169,548

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,440	(17,820)
Unrealized gain (loss) on marketable securities, net of tax	931	(1,746)
Defined benefit pension gain, net of tax	512	288
Other comprehensive income (loss)	6,883	(19,278)

Comprehensive income	$165,086	$150,270
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balance at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balances at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$158,203	$169,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,362	21,947
Stock-based compensation	60,982	59,778
Deferred income taxes	(6,706)	(34,251)
Other, net	5,292	2,954
Loss (gain) on equity investments	1,343	(99,947)
Loss (gain) on change in fair value of acquisition-related contingent consideration	11,572	(456)
Changes in operating assets and liabilities:
Accounts receivable	30,955	(1,969)
Prepaid expenses and other assets	(62,045)	(1,698)
Inventory	(28,574)	(57,197)
Accounts payable	(2,159)	54,637
Accrued and other liabilities	74,842	105,465
Net cash provided by operating activities	266,067	218,811
Cash flows from investing activities:
Sale of equity investments	8	—
Capital expenditures	(3,169)	(9,549)
Purchases of marketable securities	(41,236)	(165,808)
Sale and maturities of marketable securities	45,494	102,245
Net cash provided by (used in) investing activities	1,097	(73,112)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	3,239	477
Tax withholdings related to restricted and performance share vesting	(9,454)	(6,174)
Payment of finance lease liabilities	(1,090)	(871)
Payment of contingent consideration	(5,371)	(5,845)
Net cash used in financing activities	(12,676)	(12,413)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(552)	(676)
Net increase in cash, cash equivalents, and restricted cash	253,936	132,610
Cash, cash equivalents, and restricted cash at beginning of period	1,689,451	3,215,221
Cash, cash equivalents, and restricted cash at end of period	$1,943,387	$3,347,831
Supplemental Schedule of Cash Flow Information
Income taxes paid	$844	$2,691
Unpaid purchases of property and equipment	$2,890	$383
Unpaid excise tax on repurchase of common stock	$19,185	$—
Leased assets obtained in exchange for new operating lease liabilities	$1,171	$—
Leased assets obtained in exchange for new finance lease liabilities	$220	$550
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a biopharmaceutical company focused on developing and commercializing proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix) and ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which is co-commercialized. Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2024 has been derived from our audited consolidated financial statements.
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Accounting Pronouncements and Regulatory Updates
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024, and are applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. We are currently evaluating the impact that ASU No. 2023-09 will have on our condensed consolidated financial statements.

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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
JAKAFI revenues, net	$709,412	$571,839
OPZELURA revenues, net	118,705	85,724
ICLUSIG revenues, net	29,544	30,343
PEMAZYRE revenues, net	18,440	17,676
MINJUVI/MONJUVI revenues, net	29,551	23,874
NIKTIMVO revenues, net	13,613	—
ZYNYZ revenues, net	3,009	467
Total product revenues, net	922,274	729,923
JAKAVI product royalty revenues	92,145	89,595
OLUMIANT product royalty revenues	30,800	30,589
TABRECTA product royalty revenues	6,413	5,234
Other product royalty revenues	1,266	548
Total product royalty revenues	130,624	125,966
Milestone and contract revenues	—	25,000
Total revenues	$1,052,898	$880,889
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Debt securities (government)	$465,659	$1,524	$(247)	$466,936

December 31, 2024
Debt securities (government)	$469,917	$971	$(625)	$470,263
The table below summarizes the contractual maturities of our available-for-sale debt securities as of March 31, 2025 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$466,936	$256,929	$210,007

Our available-for-sale debt securities generally have contractual maturity dates of between 12 to 18 months. Debt security assets were assessed for risk of expected credit losses. As of March 31, 2025 and December 31, 2024, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At March 31, 2025 and December 31, 2024, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2025.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2025
Cash and cash equivalents	$1,941,722	$—	$—	$1,941,722
Debt securities (government)	—	466,936	—	466,936
Long term equity investments (Note 8)	17,463	—	—	17,463
Total assets	$1,959,185	$466,936	$—	$2,426,121

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$1,687,829	$—	$—	$1,687,829
Debt securities (government)	—	470,263	—	470,263
Long term equity investments (Note 8)	18,814	—	—	18,814
Total assets	$1,706,643	$470,263	$—	$2,176,906
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2025
Acquisition-related contingent consideration	$—	$—	$195,000	$195,000
Total liabilities	$—	$—	$195,000	$195,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Acquisition-related contingent consideration	$—	$—	$193,000	$193,000
Total liabilities	$—	$—	$193,000	$193,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2025
Balance at January 1,	$193,000
Contingent consideration earned during the period but not yet paid	(9,572)
Change in fair value of contingent consideration	11,572
Balance at March 31,	$195,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2025 and December 31, 2024 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three months ended March 31, 2025 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of March 31, 2025 and December 31, 2024, contingent consideration earned but not yet paid was $9.6 million and $10.0 million, respectively, and was included in accrued and other current liabilities.

Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharmaceutical International Ltd. ("Novartis"). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company ("Lilly"). The above collaboration partners comprised, in aggregate, 16% and 19% of the accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.
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
	2025	2024
Customer A	14%	17%
Customer B	10%	11%
Customer C	20%	18%
Customer D	14%	12%
Customer E	9%	10%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in the aggregate, 51% and 52% of the accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of March 31, 2025 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of March 31, 2025 and December 31, 2024, we had no allowance for doubtful accounts.
Note 6. Acquisitions
Tafasitamab
On February 5, 2024, pursuant to a purchase agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, "MorphoSys"), we acquired exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys is no longer be eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement.
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

Under the purchase agreement, we also became the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. During the first quarter of 2025, we paid Xencor a development milestone of $12.5 million for the U.S. Food and Drug Administration's acceptance of the Biologics License Application filing for the use of tafasitamab for follicular lymphoma. Xencor is entitled to receive up to an additional $174.0 million in future contingent development and regulatory milestones and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
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
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$29,873	$27,590
API and Work-in-process	351,911	331,178
Finished goods	47,502	48,431
Total inventory	$429,286	$407,199
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients ("API"), work in process, and finished goods, inclusive of freight and inventoriable overhead. At March 31, 2025, $64.0 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2025, $365.3 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At March 31, 2025, inventory with approximately $27.7 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 4 to 38 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.

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
Under this agreement, each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
Initially, we were eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through March 31, 2025, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States contingent on certain conditions. During the three months ended March 31, 2025 and 2024, such royalties on net sales within the United States totaled $29.8 million and $23.0 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At March 31, 2025 and December 31, 2024, approximately $537.1 million and $507.4 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets. Payment of accrued royalties, if any, is dependent on the outcome of a contract dispute with Novartis pending in the U.S. District Court for the Southern District of New York. A trial has been scheduled for May 2025.
Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three months ended March 31, 2025 and 2024 was $92.1 million and $89.6 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three months ended March 31, 2025 and 2024 was $6.4 million and $5.2 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through March 31, 2025, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three months ended March 31, 2025 and 2024 was $30.8 million and $30.6 million, respectively.

Agenus
In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, which was amended in February 2017, the parties agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. In February 2025, we provided Agenus with notice that we are terminating the parties’ agreement based upon a strategic review. Under the terms of the agreement, the termination will become effective in February 2026, unless Agenus agrees to accelerate the notice period.
Since the inception of the agreement through March 31, 2025, we have paid Agenus milestones totaling $30.0 million, and Agenus is eligible to receive up to an additional $500.0 million in future contingent development, regulatory and commercialization milestones across all programs in the collaboration.
During 2024, we sold our shares of Agenus Inc. common stock, and as of December 31, 2024, we had no remaining investment in Agenus Inc. common stock. For the three months ended March 31, 2024 we recorded an unrealized loss of $3.0 million based on the change in fair value of Agenus Inc.’s common stock during the respective period.
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
Since the inception of the agreement through March 31, 2025, we have paid and expensed Merus milestones totaling $10.0 million.
During 2024, we sold our investment of Merus’ common shares, and as of December 31, 2024, we had no remaining investment in Merus’ common shares. For the three months ended March 31, 2024 we recorded an unrealized gain of $70.2 million, based on the change in fair value of remaining Merus’ common shares during the respective period.
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
Since the inception of the agreement, inclusive of the July 2022 and July 2024 amendments to the agreement, through March 31, 2025, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales.
Research and development expenses for the three months ended March 31, 2025 and 2024 also included $7.1 million and $12.1 million, respectively, of development costs incurred pursuant to the MacroGenics agreement. At March 31, 2025 and December 31, 2024, a total of $0.0 million and $0.5 million of such costs were included in accrued and other liabilities on the condensed consolidated balance sheets.

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
During 2024, we sold our investment of MorphoSys AG’s ordinary shares, and as of December 31, 2024, we had no remaining investment in MorphoSys AG’s ordinary shares. For the three months ended March 31, 2024, we recorded an unrealized gain of $29.9 million, respectively, based on the change in fair value of MorphoSys AG’s ordinary shares during the respective period.
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
Syndax
In September 2021, we entered into a Collaboration and License Agreement with Syndax Pharmaceuticals, Inc. (“Syndax”), covering the worldwide development and commercialization of SNDX-6352 (“axatilimab”). Under the terms of our agreement, we received exclusive commercialization rights to axatilimab outside of the United States and share commercialization rights in the United States with Syndax. We are responsible for leading the commercialization strategy and booking all revenue from sales of axatilimab globally. Incyte and Syndax share equally the profits and losses from the co-commercialization efforts in the United States. Sales of axatilimab outside the United States are subject to our royalty payment obligations to Syndax, as set forth below. We and Syndax have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and Syndax responsible for 45% of such costs. Each company is responsible for funding any independent development activities.
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the condensed consolidated balance sheet as of March 31, 2025, and is being amortized through cost of product revenues over the estimated useful life of 10 years.
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through March 31, 2025, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of March 31, 2025, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of March 31, 2025 and December 31, 2024 was $17.5 million and $18.8 million, respectively. For the three months ended March 31, 2025 and 2024, we recorded an unrealized loss of $1.3 million and gain of $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.

Research and development expenses for the three months ended March 31, 2025 and 2024, includes $4.7 million and $7.1 million, respectively, related to our 55% share of the co-development costs for axatilimab. At March 31, 2025 and December 31, 2024, $2.1 million and $2.2 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
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
Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Office equipment	$23,825	$23,710
Laboratory equipment	234,925	229,797
Computer equipment	159,805	156,859
Land	15,531	15,395
Building and leasehold improvements	602,465	597,342
Operating lease right-of-use assets	22,263	22,230
Construction in progress	50,176	46,062
	1,108,990	1,091,395
Less accumulated depreciation and amortization	(343,631)	(327,984)
Property and equipment, net	$765,359	$763,411
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. During the year ended December 31, 2024, we capitalized $4.9 million of land and $19.5 million of building and parking garage. As of March 31, 2025 we have $33.9 million of construction in progress relating to the downtown Wilmington properties.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Royalties	$549,246	$519,881
Clinical related costs	132,726	132,446
Sales allowances	467,787	438,053
Sales and marketing	53,761	33,439
Accrued taxes	91,696	23,781
Operating lease liabilities	5,998	5,583
Other current liabilities	74,524	58,865
Total accrued and other current liabilities	$1,375,738	$1,212,048
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
We recorded $61.0 million and $59.8 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $36.7 million, and $36.8 million for the three months ended March 31, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $23.4 million and $22.4 million for the three months ended March 31, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.9 million and $0.6 million respectively, for the three months ended March 31, 2025 and 2024.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Average risk-free interest rates	4.38%	4.08%	4.23%	5.38%
Average expected life (in years)	4.66	4.71	0.50	0.50
Volatility	28%	31%	36%	23%
Weighted-average fair value (in dollars)	$22.67	$20.67	$17.03	$10.85

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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2024	12,777,974	$83.45
Options granted	527,420	$71.93
Options exercised	(50,238)	$64.50
Options cancelled	(151,857)	$76.71
Balance at March 31, 2025	13,103,299	$83.13
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2024	8,656,803	$67.81
RSUs granted	347,459	$71.99
RSUs released	(444,951)	$83.23
RSUs cancelled	(109,016)	$67.17
Balance at March 31, 2025	8,450,295	$67.18
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three months ended March 31, 2025 and 2024 we recorded $3.1 million and $3.4 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by 2 shares.

Shares Available for Grant
Balance at December 31, 2024	4,013,611
Options, RSUs and PSUs granted and issuance of shares for services rendered	(1,223,546)
Options, RSUs and PSUs cancelled	369,889
Balance at March 31, 2025	3,159,954
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of March 31, 2025, was $22.2 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2025, was $209.7 million, which is expected to be recognized over the weighted average period of approximately 1.5 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2025, was $13.7 million, which is expected to be recognized over the weighted average period of 1.4 years, should the underlying performance conditions be deemed probable of achievement.
Note 12. Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Income before provision for income taxes	$234,190	$236,159
Provision for income taxes	75,987	66,611

Effective tax rate	32.4%	28.2%
Our effective tax rate for the three months ended March 31, 2025 and 2024 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets and foreign losses with no associated tax benefit (i.e., full valuation allowance). This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
The effective tax rate for the three months ended March 31, 2025 was unfavorable as compared to the prior year period primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets, partially offset by a decrease in foreign losses with no associated tax benefit and an increase in tax credit generations.
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

The Organization for Economic Cooperation and Development Pillar 2 guidelines, which were supported by over 130 countries worldwide, are designed to impose a 15% global minimum tax on adjusted financial results. We have evaluated the impact of Pillar 2 on our business, and determined there are no material impacts on our effective tax rate at this time. As countries we operate in enact legislation implementing Pillar 2, we will assess the impact on our financial statements in the period of enactment.
Note 13. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended March 31,
	2025	2024
Basic net income	$158,203	$169,548

Weighted average common shares outstanding	193,712	224,484

Basic net income per share	$0.82	$0.76

Diluted net income	$158,203	$169,548

Weighted average common shares outstanding	193,712	224,484
Dilutive stock options and awards	4,485	2,735
Weighted average shares used to compute diluted net income per share	198,197	227,219

Diluted net income per share	$0.80	$0.75
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options and awards	11,075,503	13,165,842
Note 14. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2025 and 2024 was $5.8 million and $5.4 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service cost	$3,642	$2,621
Interest cost	437	441
Expected return on plan assets	(1,672)	(1,483)
Amortization of prior service cost	194	201
Amortization of actuarial losses	318	87
Net periodic benefit cost	$2,919	$1,867
The components of net periodic benefit cost other than the service cost component are included in Other, net on the condensed consolidated statements of operations. We expect to contribute a total of $10.1 million to the pension plans in 2025 inclusive of the amounts contributed to the plan during the current period.
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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

We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2025, we have accrued approximately $145.4 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2025 is approximately 7.3%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, as described in Note 8, we have an outstanding contractual dispute with Novartis relating to royalties allegedly owed or the amount of royalties owed on JAKAFI net sales within the United States, as well as various disputes related to potential generic competition for our products, as described under Part II, Item 1A. “Risk Factors—Risks Relating to Commercialization of Our Products— Competition for our products could harm our business and result in a decrease in our revenue” below.
Note 16. Segment Information
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
The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024. Our single operating segment generates revenues from the development and commercialization of oncology and dermatology pharmaceutical products, which are developed by our research and development department, as well as from product royalties, milestone and contract revenues from the out-licensing of our intellectual property to third parties.
For our segment, the chief operating decision maker uses net income or loss, that also is reported on the condensed consolidated statements of operations as consolidated net income, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net income or loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the level of investment in our various operating activities and other capital allocation activities. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

Net income for our segment was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenues, net	922,274	729,923
Product royalty revenues	130,624	125,966
Milestone and contract revenues	—	25,000
Total revenues	1,052,898	880,889

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	73,188	60,956
Research and development - internal[1]	228,345	223,096
Research and development - external[2]	193,434	205,164
Other research and development[3]	15,500	1,000
Sales and marketing	257,652	216,813
General and administrative	68,039	83,443
Loss (gain) on change in fair value of acquisition-related contingent consideration	11,572	(456)
(Profit) and loss sharing under collaboration agreements	—	(1,025)
Other segment items[4]	46,965	(77,650)
Net income	$158,203	169,548

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
During the three months ended March 31, 2025, total revenues from the United States were approximately $981.6 million, total revenues from Europe were approximately $68.6 million, and total revenues from other countries were approximately $2.7 million. During the three months ended March 31, 2024, total revenues from the United States were approximately $828.2 million, total revenues from Europe were approximately $51.5 million, and total revenues from other countries were approximately $1.2 million.
As of March 31, 2025, property and equipment, net was approximately $469.6 million in the United States, approximately $282.7 million in Switzerland and approximately $13.0 million in other countries. As of December 31, 2024, property and equipment, net was approximately $474.1 million in the United States, approximately $277.6 million in Switzerland and approximately $11.7 million in other countries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the SEC.
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
•the risk of reliance on other parties to manufacture our products, which could result in a short supply of our products, increased costs, and withdrawal of regulatory approvals;
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
•the impact of tariffs and trade conflicts and the effects of any economic slowdown;
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

In July 2020, we and MorphoSys announced that the FDA had approved MONJUVI (tafasitamab-cxix), which is indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). MONJUVI was approved under accelerated approval based on overall response rate from the MorphoSys-sponsored Phase 2 L-MIND study, an open label, multicenter, single arm trial of MONJUVI in combination with lenalidomide as a treatment for adult patients with r/r DLBCL. Results from the study showed an objective response rate of 55% (39 out of 71 patients; primary endpoint) and a complete response rate of 37% (26 out of 71 patients). The median duration of response was 21.7 months. The most frequent serious adverse reactions were infections (26%), including pneumonia (7%) and febrile neutropenia (6%). Updated three-year data from L-MIND were presented at the American Society of Clinical Oncology (ASCO) 2021 and final five-year data were presented at the American Association for Cancer Research (AACR) 2023, which showed that the MONJUVI plus lenalidomide regimen followed by MONJUVI monotherapy provided prolonged, durable responses in adult patients with r/r DLBCL.
In August 2020, we and MorphoSys announced that MONJUVI in combination with lenalidomide had been included in the latest NCCN Clinical Practice Guidelines in Oncology for B-cell Lymphomas.
In August 2021, we and MorphoSys announced that the European Commission had granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for ASCT. The conditional approval was based on the three-year results from the L-MIND study evaluating the safety and efficacy of MINJUVI in combination with lenalidomide as a treatment for patients with r/r DLBCL who are not eligible for ASCT. The results showed best objective response rate of 56.8% (primary endpoint), including a complete response rate of 39.5% and a partial response rate of 17.3%, as assessed by an independent review committee. The median duration of response was 43.9 months after a minimum follow up of 35 months (secondary endpoint). MINJUVI together with lenalidomide was shown to provide a clinically meaningful response and the side effects were manageable. Warnings and precautions for MINJUVI include infusion-related reactions, myelosuppression, including neutropenia and thrombocytopenia, infections and tumour lysis syndrome.
In December 2024, we submitted a supplemental Biologics License Application (sBLA) for tafasitamab in relapsed or refractory follicular lymphoma (FL) to the FDA.
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
In July 2021, the UK’s National Institute for Health and Care Excellence (NICE) recommended PEMAZYRE for patients with cholangiocarcinoma with a FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy. NICE’s guidance enables all eligible patients in England and Wales to have access to PEMAZYRE through the National Health Service.
In March 2022, PEMAZYRE was approved by the National Medical Products Administration of the People’s Republic of China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or rearrangement as confirmed by a validated diagnostic test that has progressed after at least one prior line of systemic therapy.

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
In December 2024, the sBLA submission for retifanlimab in advanced/metastatic SCAC was filed with the FDA with approval anticipated in the second half of 2025.

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
INCA033989 (mutCALR)
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

INCB160058 (JAK2V617Fi)
In December 2023, new research detailing the development and mechanism of action of INCB160058, an Incyte-discovered, investigational novel potent and selective JAK2 pseudokinase domain binder with potential to be a disease modifying therapeutic was disclosed at the 65th ASH Annual Meeting. Pseudokinase binding offers a new mechanism of action for selective inhibition of JAK2V617F, with potential to eradicate mutant clones. In preclinical studies, INCB160058 inhibited cytokine independent activity of JAK2V617F while sparing WT JAK2. The JAK2V617F mutation is found in 55% of primary myelofibrosis, 95% of polycythemia vera and 60% of essential thrombocythemia patients. A Phase 1 study of INCB160058 was initiated in the first quarter of 2024.
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

In April 2023, we presented data at the AACR Annual Meeting, demonstrating that INCB123667 exhibited significant single-agent activity in vivo, in CCNE1 high breast cancer xenograft and patient-derived xenograft models. INCB123667 currently is being evaluated in a Phase 1 clinical trial in patients with advanced malignancies including CCNE1 high TNBC and HR+HER2- tumors post-CDK4/6 inhibitors.
In January 2024, we disclosed that early clinical activity was observed in patients with amplification/over expression of CCNE1 in a Phase 1 clinical trial, with significant tumor shrinkage observed. Several patients achieved partial responses across multiple tumor types including ovarian cancer patients with CCNE1 amplification and/or over expression. The safety data seen during this disclosure aligns with CDK2 mechanism of action. Additional data from this trial is anticipated in 2025.
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
3.Development collaboration with Merus.

Earlier-Stage Development Programs in Hematology and Oncology
INCB161734 (KRAS G12D)
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
INCB186748 (Next-generation KRAS G12D)
INCB186748 is a next-generation KRAS G12D inhibitor that demonstrated high potency, selectivity and oral bioavailability in preclinical studies. INCB186748 is being evaluated in KRAS G12D mutant tumors.
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
In March 2025, results from two Phase 3 studies (TRuE-PN1 and TRuE-PN2) evaluating ruxolitinib cream in patients with prurigo nodularis were presented in a late-breaking oral session at the American Academy of Dermatology annual meeting. The TRuE-PN1 study met the primary endpoint of a > 4-point improvement from baseline in Worst-Itch Numeric Rating Scale (WI-NRS4) at Week 12 and all key secondary endpoints. The TRuE-PN2 study did not reach statistical significance for the primary endpoint, resulting in the key secondary endpoints with nominal p-values. These key secondary endpoints still demonstrate positive trends for ruxolitinib cream 1.5% versus vehicle. These data will inform planned discussions with regulatory authorities on submission.
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
In March 2025, positive results from two Phase 3 studies (STOP-HS1 and STOP-HS2) evaluating povorcitinib in patients with HS were presented and demonstrated that both studies met their primary endpoint of Hidradenitis Suppurativa Clinical Response (HiSCR) at Week 12 and at both tested doses (45mg and 75mg). In addition, at Week 12, patients treated with povorcitinib achieved deep levels of clinical response with a greater proportion achieving HiSCR75, reduction in flares, >3-point decrease in the Skin Pain NRS score and Skin Pain NRS30. Furthermore, povorcitinib demonstrated rapid onset of response, including rapid skin pain reduction. These data support the planned regulatory submission of povorcitinib for the treatment of HS worldwide.
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
In April 2025, we announced positive topline results from the Phase 2 study evaluating povorcitinib in patients with chronic spontaneous urticaria. The study met the primary endpoint at Week 12 of change from baseline in the Urticaria Activity Score summed over 7 days (UAS7). Povorcitinib was well tolerated with no new safety signals observed. These data will support planned discussions with regulatory agencies and will be presented at an upcoming medical conference.
INCB000262 (MRGPRX2) & INCB000547 (MRGPRX4)
As more fully described in Note 6 of Notes to the Condensed Consolidated Financial Statements, in May 2024, we acquired Escient Pharmaceuticals, Inc. Escient is a clinical-stage drug discovery and development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders. Escient’s clinical development portfolio includes INCB000262, a potent, highly selective, once-daily small molecule antagonist of Mas-related G protein-coupled receptor (MRGPRX2) and INCB000547, an oral MRGPRX4 antagonist.
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
In November 2024, we announced that data from the Phase 2 study evaluating MRGPRX4 (INCB000547) in cholestatic pruritus did not support further development.

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
Other Clinical Programs
In May 2022, we initiated a Phase 2 trial evaluating zilurgisertib (INCB00928) in patients with fibrodysplasia ossificans progressiva (FOP), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to zilurgisertib as a treatment for patients with FOP.

Other Clinical Program	Indication and Phase
Zilurgisertib (ALK2)	Fibrodysplasia ossificans progressiva: Pivotal Phase 2
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
In January 2016, Lilly submitted a New Drug Application (NDA) to the FDA and a Marketing Authorization Application to the European Medicines Agency (EMA) for baricitinib as treatment for rheumatoid arthritis. In February 2017, we and Lilly announced that the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs (DMARDs). In July 2017, the MHLW granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis (RA) who have had an inadequate response to one or more tumor necrosis factor (TNF) inhibitor therapies.

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
In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase 3 studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase 3 study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. A supplemental New Drug Application (sNDA) for baricitinib was submitted by Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors. In January 2022, Lilly provided a regulatory update on the sNDA based on ongoing discussions with the FDA. Lilly announced that alignment with the FDA on the indicated population had not yet been reached and given the FDA’s position, there would be the possibility of a Complete Response Letter.
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
In June 2020, we and Novartis announced that the MHLW approved TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC. In April 2022, we and Novartis announced a positive opinion from the CHMP based on data from the Phase 2 GEOMETRY mono-1 study showing an overall response rate (ORR) of 51.6% in a cohort evaluating second-line patients only and 44% in all previously-treated patients with advanced NSCLC harboring alterations leading to MET exon 14 skipping.
In June 2022, we and Novartis announced the European Commission approval of capmatinib as TABRECTA as monotherapy treatment of adults with advanced NSCLC harboring alterations leading to mesenchymal-epithelial-transition factor gene (MET) exon 14 (METex14) skipping who require systemic therapy following prior treatment with immunotherapy and/or platinum-based chemotherapy.
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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 5 and Note 7 of Notes to the Condensed Consolidated Financial Statements.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2025.
Recent Accounting Pronouncements and Regulatory Updates
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024, and are applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. We are currently evaluating the impact that ASU No. 2023-09 will have on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses (DISE).” This new guidance applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact ASU No. 2024-03 will have on our condensed consolidated financial statements and related disclosures.
Results of Operations
We recorded net income of $158.2 million and basic net income per share of $0.82 and diluted net income per share of $0.80 for the three months ended March 31, 2025, as compared to net income of $169.5 million and basic net income per share of $0.76 and diluted net income per share of $0.75 in the corresponding period in 2024.
Revenues

	Three Months Ended March 31,
	2025	2024
	(in millions)
JAKAFI revenues, net	$709.4	$571.8
OPZELURA revenues, net	118.7	85.7
ICLUSIG revenues, net	29.5	30.3
PEMAZYRE revenues, net	18.4	17.7
MINJUVI/MONJUVI revenues, net	29.6	23.9
NIKTIMVO revenues, net	13.6	—
ZYNYZ revenues, net	3.1	0.5
Total product revenues, net	922.3	729.9
JAKAVI product royalty revenues	92.1	89.6
OLUMIANT product royalty revenues	30.8	30.6
TABRECTA product royalty revenues	6.4	5.2
Other product royalty revenues	1.3	0.6
Total product royalty revenues	130.6	126.0
Milestone and contract revenues	—	25.0
Total revenues	$1,052.9	$880.9
The increase in JAKAFI product revenues for the three months ended March 31, 2025 as compared to the corresponding period in 2024 was comprised of a volume increase of $98.7 million and a price increase of $38.9 million. The increase was primarily driven by an increase in paid demand of 10% reflecting continued demand growth in all indications, the positive impact of the Part D redesign under the Inflation Reduction Act, and 7% favorable impact from less de-stocking compared to the first quarter of 2024. JAKAFI inventory levels were within normal range at the end of the first quarter of 2025.
The increase in OPZELURA net product revenues for the three months ended March 31, 2025 as compared to the corresponding period in 2024 was primarily due to continued growth in new patient starts and refills in the U.S. with U.S. prescription paid demand up 24% compared to the first quarter of 2024. Additionally, $23.5 million of net product revenues during the first quarter of 2025 were from outside of the U.S., driven by continued uptake in Germany and France, as well as growth from the recent launches in Italy and Spain. The increases were partially offset by a reduction in channel inventory. OPZELURA inventory levels were within normal range at the end of the first quarter of 2025.

The increase in MINJUVI/MONJUVI net product revenues for the three months ended March 31, 2025 was as a result of the first quarter of 2025 reflecting three months of net product revenues in the U.S., compared to two months of net product revenue in the first quarter of 2024 due to the acquisition of U.S. rights to MONJUVI, which closed in February 2024. Refer to Note 6 of Notes to the Condensed Consolidated Financial Statements for further information related to the acquisition.
NIKTIMVO net product revenues for the three months ended March 31, 2025 was driven by the commercial launch of the product during the first quarter of 2025.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Three Months Ended March 31, 2025	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2025	$27,440	$382,558	$13,290	$23,013	$446,301
Allowances for current period sales	48,951	347,579	50,602	7,323	454,455
Allowances for prior period sales	(1,347)	(3,415)	46	(3,928)	(8,644)
Credits/payments for current period sales	(25,494)	(201,358)	(43,317)	—	(270,169)
Credits/payments for prior period sales	(20,169)	(118,487)	(8,081)	(623)	(147,360)
Balance at March 31, 2025	$29,381	$406,877	$12,540	$25,785	$474,583
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2025, we have accrued approximately $145.4 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2025 is approximately 7.3%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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

We expect our sales allowances to fluctuate from quarter to quarter as a result of the volume of purchases eligible for government mandated discounts and rebates as well as changes in discount percentages which are impacted by potential future price increases, rate of inflation, and other factors.
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly.
Our milestone and contract revenues for the three months ended March 31, 2024, was derived from a $25.0 million upfront payment received during the first quarter of 2024 upon our transfer of functional intellectual property to CMSHL.
Cost of Product Revenues

	Three Months Ended March 31,
	2025	2024
	(in millions)
Product costs	$27.4	$27.4
Salary and benefits related	5.2	2.2
Stock compensation	0.9	0.6
Royalty expense	33.7	25.1
Amortization of definite-lived intangible assets	6.0	5.7
Total cost of product revenues	$73.2	$61.0
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues for the three months ended March 31, 2025 as compared to the same periods in 2024 was primarily due to increased royalty expense.
Operating Expenses
Research and development expenses

	Three Months Ended March 31,
	2025	2024
	(in millions)
Salary and benefits related	$132.5	$122.7
Stock compensation	36.7	36.8
Clinical research and outside services	229.4	226.6
Occupancy and all other costs	38.7	43.2
Total research and development expenses	$437.3	$429.3
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three months ended March 31, 2025 as compared to the corresponding period in 2024, was primarily due to continued investment in our late stage development assets and timing of certain expenses. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $15.5 million and $1.0 million, respectively, for the three months ended March 31, 2025 and 2024. Research and development expenses for the three months ended March 31, 2025 and 2024 were net of approximately $2.6 million and $17.1 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended March 31,
	2025	2024
	(in millions)
Salary and benefits related	$97.8	$83.2
Stock compensation	23.4	22.4
Other contract services and outside costs	204.5	194.7
Total selling, general and administrative expenses	$325.7	$300.3
The increase in salary and benefits related expense for the three months ended March 31, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. The increase in other contract services and outside costs for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was primarily due to the timing of consumer marketing activities and of certain other expenses.
Loss (gain) on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2025 and 2024 was a loss of $11.6 million and gain of $0.5 million, respectively, which is recorded in loss (gain) on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2025 and 2024 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.

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
Under the collaboration agreement with Syndax, as described further in Note 8 of the Notes to the Condensed Consolidated Financial Statements, we and Syndax are both responsible for the co-commercialization of axatilimab in the United States and share equally in the profits and losses from those efforts. We are the principal in the U.S. axatilimab co-commercialization efforts and record 100% of all product revenues and associated costs in accordance with our profit sharing from co-commercialization activities accounting policy outlined in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three months ended March 31, 2025, we recorded $13.6 million of revenues from sales of axatilimab and a nominal loss from co-commercialization activities.
Non-operating Income and Expenses
Interest income
Interest income for the three months ended March 31, 2025 and 2024 was $22.9 million and $46.8 million, respectively. The decrease in Interest income for the three months ended March 31, 2025 primarily relates to a decrease in interest earned on our cash equivalents and marketable securities generally due to lower cash equivalent and marketable securities balance in first quarter of 2025 as compared to the corresponding period in 2024.
(Loss) gain on equity investments
Losses and gains on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those (losses) gains:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Agenus	$—	$(3.0)
Merus	—	70.2
MorphoSys	—	29.9
Syndax	(1.3)	3.1
Other	—	(0.3)
Total (loss) gain on equity investments	$(1.3)	$99.9
Provision for income taxes
The provision for income taxes for the three months ended March 31, 2025 and 2024 was $76.0 million and $66.6 million, respectively.
Our effective tax rate for the three months ended March 31, 2025 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets and foreign losses with no associated tax benefit (i.e., full valuation allowance). This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.

Liquidity and Capital Resources
At March 31, 2025, we had available cash, cash equivalents and marketable securities of $2.4 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the three months ended March 31, 2025 was $266.1 million and net cash provided by operating activities for the three months ended March 31, 2024 was $218.8 million. The increase in cash provided by operating activities was due primarily to changes in working capital.
Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of long term investments. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2025, which primarily represented by sales and maturities of marketable securities of $45.5 million, offset in part by purchases of marketable securities of $41.2 million and capital expenditures of $3.2 million. Net cash used in investing activities was $73.1 million for the three months ended March 31, 2024, which represented purchases of marketable securities of $165.8 million, and capital expenditures of $9.5 million, offset in part by the sales and maturities of marketable securities of $102.2 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $12.7 million and $12.4 million for the three months ended March 31, 2025 and 2024, respectively, primarily representing cash paid to ARIAD/Takeda for contingent consideration and cash paid for tax withholdings related to restricted and performance share vesting.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the "Credit Agreement"). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of March 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 15 of Notes to the Condensed Consolidated Financial Statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2025, marketable securities were $466.9 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2025, the decline in fair value would not be material.
To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our (loss) gain on equity investments will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 15 to our Condensed Consolidated Financial Statements included in this report.
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
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business —Competition” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms.. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. In February 2016, we received a notice letter from Apotex, Inc. regarding its filing of an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. The notice letter does not challenge the ruxolitinib composition of matter patent, which expires (with pediatric extension) in June 2028. Subsequently, we received a notice letter in February 2024 from Apotex challenging the patent covering ruxolitinib composition of matter and its use, which expires (with pediatric extension) in June 2028. In response, in March 2024, we initiated a patent infringement action against Apotex in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending. In January 2025, we received a notice letter from Hikma Pharmaceuticals USA Inc. regarding its filing of an ANDA that requested approval to market a generic version of JAKAFI and purported to challenge patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028 and patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028. In response, in March 2025, we initiated a patent infringement action against Hikma in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending.
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
In July 2024, the FDA approved a deuterated ruxolitinib product owned by Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries, Inc., collectively referred to as Sun, for the treatment of severe alopecia areata to be commercialized as “Leqselvi (deuruxolitinib)”. Prior to the regulatory approval of Leqselvi, we sued Sun for infringement of our patent covering deuterated ruxolitinib analogs in the U.S. District Court for the District of New Jersey and sought a preliminary injunction to bar Sun’s launch of Leqselvi during the pendency of the litigation. On November 1, 2024, the court entered an order granting our preliminary injunction request. Sun appealed the court’s preliminary injunction order to the U.S. Court of Appeals for the Federal Circuit. On April 9, 2025, the Federal Circuit vacated the preliminary injunction order that had enjoined Leqselvi's launch. Our underlying patent infringement action against Sun in the District of New Jersey remains pending.

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
Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic version of prescription treatments. In September 2023, we received a notice letter from Padagis Israel Pharmaceuticals Ltd. regarding its filing of an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. The notice letter does not challenge the ruxolitinib or ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. In November 2023, we initiated a patent infringement action against Padagis in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending. In January 2025, we received a notice letter from Taro Pharmaceuticals Inc. regarding its filing of an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. The notice letter does not challenge ruxolitinib or ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. In March 2025, we initiated a patent infringement action against Taro in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending. In January 2025, we received a notice letter from Zydus Lifesciences Limited regarding its filing of an ANDA that requested approval to market a generic version of OPZELURA and purported to challenge patents covering ruxolitinib phosphate cream and its uses that expire in 2040. The notice letter does not challenge the ruxolitinib or ruxolitinib phosphate composition of matter patents or certain patents covering ruxolitinib phosphate cream and its uses, providing patent coverage (with pediatric extension) until November 2031. In March 2025, we initiated a patent infringement action against Zydus in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book listed patents. That action remains pending.
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
Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. Delays in FDA approval of drug candidates may also result from other factors such as funding limitations, staffing reductions or other resource restrictions, any of which could have an adverse effect on the regulatory approval process. Further, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays and could result in our termination of a drug development program. From time to time we and our collaborators have experienced events that have resulted in delays, setbacks and terminations of drug development programs. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the New Drug Application, or NDA, of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies. The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval. In addition, in January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory clinical trials that we determined cannot be completed within the time period to support the investment. Also, in March 2023, we received a complete response letter for ruxolitinib extended-release (XR) tablets, which identified additional requirements for approval.
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
We have European operations and plan to continue to expand our operations and conduct certain development activities outside of the United States. For example, as part of our plans to expand our activities outside of the United States, we now conduct some of our operations in Canada, commercial and clinical development activities in Japan, have opened an office in China and are working with partners in additional markets. International operations and business expansion plans are subject to numerous additional risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, privacy regulations, tariffs, export and import restrictions, employment, immigration and labor laws, regulatory requirements, and other governmental approvals, permits and licenses, compliance with which can increase in complexity and cost as we enter into additional jurisdictions;
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
•financial risks, such as longer payment cycles, difficulty obtaining financing in foreign markets, difficulty enforcing contracts and intellectual property rights, difficulty collecting accounts receivable, exposure to foreign currency exchange rate fluctuations and increased costs due to tariffs;
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

Business disruptions and uncertainties could seriously harm our operations, future revenues and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to business disruptions as a result of natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters, as well as other business uncertainties as a result of international trade policies, including tariff and trade disputes, trade sanctions and import and export licensing requirements. In addition, geopolitical and other events, such as the Russian invasion of Ukraine or the conflicts in the Middle East, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. The occurrence of any of these business disruptions or other uncertainties could seriously harm our operations, future revenues and financial condition and increase our costs and expenses.
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
Any loss in value of our equity investments could adversely affect our financial position on the condensed consolidated balance sheets and condensed consolidated statements of operations.

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
We derive a substantial portion of our total revenues from product royalties and milestone payments under our collaboration agreements, with royalties on JAKAVI and OLUMIANT representing most of our product royalty, milestone and contract revenues for each of the three years ended December 31, 2024 and the three months ended March 31, 2025. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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
Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to ruxolitinib and our drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of ruxolitinib and our drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents. As noted above under “—Risks Relating to Commercialization of Our Products—Competition for our products could potentially harm our business and result in a decrease in our revenue,” potential generic drug company competitors have challenged certain patents relating to JAKAFI and OPZELURA.

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

Item 5. Other Information
(c) During the three months ended March 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on February 28, 2025 providing for the sale of up to an aggregate of 1,614 shares of our common stock until February 28, 2026.
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1*
Extension, dated as of March 12, 2025, to the Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd.

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

INCYTE CORPORATION

Dated: April 29, 2025	By:	/s/ HERVÉ HOPPENOT
Hervé Hoppenot
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2025	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)