Form 10-Q
period 2025-06-30
INCYTE CORP
filed 2025-07-29
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 195,276,145 as of July 22, 2025.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	June 30, 2025	December 31, 2024*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,954,969	$1,687,829
Marketable securities—available-for-sale (amortized cost $465,456 and $469,917 as of June 30, 2025 and December 31, 2024, respectively; allowance for credit losses $0 as of June 30, 2025 and December 31, 2024)	466,769	470,263
Accounts receivable	842,892	853,154
Inventory	83,423	58,872
Prepaid expenses and other current assets	295,648	168,912
Total current assets	3,643,701	3,239,030

Restricted cash	1,844	1,622
Long term equity investments	13,313	18,814
Inventory	368,108	348,327
Property and equipment, net	798,543	763,411
Finance lease right-of-use assets, net	29,001	30,803
Other intangible assets, net	126,419	113,803
Goodwill	155,593	155,593
Deferred income tax asset	652,280	762,071
Other assets, net	32,552	10,848
Total assets	$5,821,354	$5,444,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,094	$197,465
Accrued compensation	129,114	188,677
Accrued and other current liabilities	857,094	1,212,048
Finance lease liabilities	4,475	4,419
Acquisition-related contingent consideration	46,842	39,238
Total current liabilities	1,278,619	1,641,847

Acquisition-related contingent consideration	160,158	153,762
Finance lease liabilities	31,760	33,542
Other liabilities	179,914	167,543
Total liabilities	1,650,451	1,996,694

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 194,123,265 and 193,434,305 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	194	193
Additional paid-in capital	4,666,949	4,533,437
Accumulated other comprehensive income (loss)	13,439	(13,121)
Accumulated deficit	(509,679)	(1,072,881)
Total stockholders’ equity	4,170,903	3,447,628
Total liabilities and stockholders’ equity	$5,821,354	$5,444,322
*The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenues, net	$1,059,414	$906,566	$1,981,688	$1,636,489
Product royalty revenues	151,115	137,193	281,739	263,159
Milestone and contract revenues	5,000	—	5,000	25,000
Total revenues	1,215,529	1,043,759	2,268,427	1,924,648

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	78,766	76,634	151,954	137,590
Contract dispute settlement	(242,251)	—	(242,251)	—
Research and development	494,917	1,138,380	932,196	1,567,640
Selling, general and administrative	331,022	305,982	656,713	606,238
Loss on change in fair value of acquisition-related contingent consideration	22,761	893	34,333	437
(Profit) and loss sharing under collaboration agreements	—	—	—	(1,025)
Total costs, expenses and other	685,215	1,521,889	1,532,945	2,310,880

Income (loss) from operations	530,314	(478,130)	735,482	(386,232)
Interest income	25,136	41,476	48,065	88,246
Interest expense	(594)	(657)	(1,254)	(1,087)
(Loss) gain on equity investments	(4,151)	39,241	(5,494)	139,188
Other, net	7,307	8,293	15,403	6,267
Income (loss) before provision for income taxes	558,012	(389,777)	792,202	(153,618)
Provision for income taxes	153,013	54,824	229,000	121,435
Net income (loss)	$404,999	$(444,601)	$563,202	$(275,053)

Net income (loss) per share:
Basic	$2.09	$(2.04)	$2.91	$(1.24)
Diluted	$2.04	$(2.04)	$2.84	$(1.24)

Shares used in computing net income (loss) per share:
Basic	193,995	218,175	193,853	221,329
Diluted	198,744	218,175	198,526	221,329
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$404,999	$(444,601)	$563,202	$(275,053)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	19,065	407	24,505	(17,413)
Unrealized gain (loss) on marketable securities, net of tax	36	(254)	967	(2,000)
Defined benefit pension gain, net of tax	576	599	1,088	887
Other comprehensive income (loss)	19,677	752	26,560	(18,526)

Comprehensive income (loss)	$424,676	$(443,849)	$589,762	$(293,579)
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balances at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563
Issuance of 64,400 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 261,762 shares of Common Stock under the ESPP	1	13,972	—	—	13,973
Issuance of 1,220 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	64,609	—	—	64,609
Other comprehensive income	—	—	19,677	—	19,677
Net income	—	—	—	404,999	404,999
Balances at June 30, 2025	$194	$4,666,949	$13,439	$(509,679)	$4,170,903

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balances at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271
Issuance of 71,769 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 291,735 shares of Common Stock under the ESPP	—	13,792	—	—	13,792
Issuance of 1,345 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	56,637	—	—	56,637
Repurchases of common stock	(33)	(758,061)	—	(1,265,778)	(2,023,872)
Other comprehensive income	—	—	752	—	752
Net loss	—	—	—	(444,601)	(444,601)
Balances at June 30, 2024	$191	$4,382,734	$(5,420)	$(1,380,446)	$2,997,059
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$563,202	$(275,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,281	43,995
Stock-based compensation	125,591	116,418
Deferred income taxes	110,071	(51,733)
Other, net	(3,220)	2,588
Loss (gain) on equity investments	5,494	(139,188)
Loss on change in fair value of acquisition-related contingent consideration	34,333	437
Changes in operating assets and liabilities:
Accounts receivable	10,726	4,507
Prepaid expenses and other assets	(148,440)	(39,748)
Inventory	(48,099)	(84,976)
Accounts payable	17,752	38,573
Accrued and other liabilities	(401,883)	27,428
Net cash provided by (used in) operating activities	310,808	(356,752)
Cash flows from investing activities:
Sale of equity investments	7	227,257
Capital expenditures	(22,243)	(63,692)
Payments for intangible assets	—	(1,400)
Purchases of marketable securities	(97,346)	(204,091)
Maturities of marketable securities	101,807	182,634
Net cash (used in) provided by investing activities	(17,775)	140,708
Cash flows from financing activities:
Repurchases of common stock	—	(2,004,687)
Excise tax paid on repurchase of common stock	(19,100)	—
Proceeds from issuance of common stock under stock plans	18,123	14,960
Tax withholdings related to restricted and performance share vesting	(10,366)	(6,865)
Payment of finance lease liabilities	(2,245)	(1,782)
Payment of contingent consideration	(10,334)	(11,216)
Net cash used in financing activities	(23,922)	(2,009,590)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,749)	(663)
Net increase (decrease) in cash, cash equivalents, and restricted cash	267,362	(2,226,297)
Cash, cash equivalents, and restricted cash at beginning of period	1,689,451	3,215,221
Cash, cash equivalents, and restricted cash at end of period	$1,956,813	$988,924
Supplemental Schedule of Cash Flow Information
Income taxes paid	$177,919	$229,674
Cash paid for contract dispute settlement	$294,881	$—
Unpaid purchase of intangible asset	$25,000	$—
Unpaid excise tax on repurchase of common stock	$—	$19,185
Unpaid purchases of property and equipment	$4,046	$800
Leased assets obtained in exchange for new operating lease liabilities	$1,768	$2,188
Leased assets obtained in exchange for new finance lease liabilities	$304	$1,468
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2024 has been derived from our audited consolidated financial statements.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
JAKAFI revenues, net	$763,788	$705,973	$1,473,200	$1,277,812
OPZELURA revenues, net	164,499	121,695	283,204	207,419
ICLUSIG revenues, net	32,729	26,862	62,273	57,205
PEMAZYRE revenues, net	22,192	20,269	40,632	37,945
MINJUVI/MONJUVI revenues, net	31,131	31,116	60,682	54,990
NIKTIMVO revenues, net	36,154	—	49,767	—
ZYNYZ revenues, net	8,921	651	11,930	1,118
Total product revenues, net	1,059,414	906,566	1,981,688	1,636,489
JAKAVI product royalty revenues	109,714	99,317	201,859	188,912
OLUMIANT product royalty revenues	33,482	31,702	64,282	62,291
TABRECTA product royalty revenues	6,632	5,298	13,045	10,532
Other product royalty revenues	1,287	876	2,553	1,424
Total product royalty revenues	151,115	137,193	281,739	263,159
Milestone and contract revenues	5,000	—	5,000	25,000
Total revenues	$1,215,529	$1,043,759	$2,268,427	$1,924,648
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Debt securities (government)	$465,456	$1,472	$(159)	$466,769

December 31, 2024
Debt securities (government)	$469,917	$971	$(625)	$470,263
The table below summarizes the contractual maturities of our available-for-sale debt securities as of June 30, 2025 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$466,769	$221,410	$245,359

Debt security assets were assessed for risk of expected credit losses. As of June 30, 2025 and December 31, 2024, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At June 30, 2025 and December 31, 2024, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2025.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2025
Cash and cash equivalents	$1,954,969	$—	$—	$1,954,969
Debt securities (government)	—	466,769	—	466,769
Long term equity investments (Note 8)	13,313	—	—	13,313
Total assets	$1,968,282	$466,769	$—	$2,435,051

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$1,687,829	$—	$—	$1,687,829
Debt securities (government)	—	470,263	—	470,263
Long term equity investments (Note 8)	18,814	—	—	18,814
Total assets	$1,706,643	$470,263	$—	$2,176,906

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis as (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2025
Acquisition-related contingent consideration	$—	$—	$207,000	$207,000
Total liabilities	$—	$—	$207,000	$207,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Acquisition-related contingent consideration	$—	$—	$193,000	$193,000
Total liabilities	$—	$—	$193,000	$193,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2025
Balance at January 1,	$193,000
Contingent consideration earned during the period but not yet paid	(10,761)
Payments made during the period	(9,572)
Change in fair value of contingent consideration	34,333
Balance at June 30,	$207,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2025 and December 31, 2024 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and six months ended June 30, 2025 was due primarily to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of June 30, 2025 and December 31, 2024, contingent consideration earned but not yet paid was $10.8 million and $10.0 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharma AG (formerly known as Novartis Pharmaceutical International Ltd.) (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 18% and 19% of the accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.

In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Customer A	13%	15%	14%	16%
Customer B	9%	10%	10%	11%
Customer C	20%	18%	20%	18%
Customer D	15%	13%	11%	12%
Customer E	11%	10%	10%	10%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in the aggregate, 50% and 47% of the accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of June 30, 2025 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of June 30, 2025 and December 31, 2024, we had no allowance for doubtful accounts.
Note 6. Acquisitions
Tafasitamab
On February 5, 2024, pursuant to a purchase agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), we acquired exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys is no longer be eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement.
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

Under the purchase agreement, we also became the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. During the first quarter of 2025, we paid Xencor a development milestone of $12.5 million for the U.S. Food and Drug Administration's acceptance of the Biologics License Application filing for the use of tafasitamab for follicular lymphoma. In June 2025, we recorded a $25.0 million regulatory milestone owed to Xencor for the FDA approval of MONJUVI for the treatment of follicular lymphoma. As of June 30, 2025, this milestone was accrued in accounts payable and capitalized as an intangible asset in other intangible assets, net on the condensed consolidated balance sheet as of June 30, 2025. The intangible asset will be amortized through cost of product revenues over the estimated useful life of 8 years. Xencor is entitled to receive up to an additional $149.0 million in future contingent development and regulatory milestones and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
Escient Pharmaceuticals, Inc. (“Escient”)
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

In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, INCB000262, and secondary candidate, INCB000547 (formerly EP547). The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the amount of future product revenues, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for INCB000262 and INCB000547 was $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our condensed consolidated statements of operations during three and six months ended June 30, 2024.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$32,968	$27,590
API and Work-in-process	361,739	331,178
Finished goods	56,824	48,431
Total inventory	$451,531	$407,199
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work in process, and finished goods, inclusive of freight and inventoriable overhead. At June 30, 2025, $83.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2025, $368.1 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At June 30, 2025, inventory with approximately $47.4 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 3 to 43 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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

Initially, we were eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through June 30, 2025, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. On May 11, 2025, we and Novartis entered into a settlement agreement (the “Settlement Agreement”) with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our condensed consolidated balance sheet. Under the Settlement Agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025 for a period defined in the Settlement Agreement. The reduced royalty paid for the quarter ended March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in Contract dispute settlement on our condensed consolidated statement of operations for three and six months ended June 30, 2025.
During the three and six months ended June 30, 2025, such royalties on net sales within the United States totaled $18.7 million and $48.5 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, such royalties on net sales within the United States totaled $34.6 million and $57.6 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, approximately $18.7 million and $507.4 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2025, was $109.7 million and $201.9 million, respectively. Product royalty revenue related to Novartis net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2024, was $99.3 million and $188.9 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2025, was $6.6 million and $13.0 million, respectively. Product royalty revenue related to Novartis net sales of TABRECTA worldwide for the three and six months ended June 30, 2024, was $5.3 million and $10.5 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through June 30, 2025, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. We are also eligible to receive tiered, double-digit royalties on future global sales with rates ranging up to the mid-twenties if a product is successfully commercialized.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2025 was $33.5 million and $64.3 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2024 was $31.7 million and $62.3 million, respectively.

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
Since the inception of the agreement, inclusive of amendments to the agreement, through June 30, 2025, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the condensed consolidated balance sheet as of June 30, 2025, and is being amortized through cost of product revenues over the estimated useful life of 10 years.
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through June 30, 2025, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of June 30, 2025, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of June 30, 2025 and December 31, 2024 was $13.3 million and $18.8 million, respectively. For the three and six months ended June 30, 2025, we recorded an unrealized loss of $4.2 million and $5.5 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and six months ended June 30, 2024, we recorded an unrealized loss of $4.6 million and $1.5 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and six months ended June 30, 2025, includes $5.3 million and $10.0 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and six months ended June 30, 2024, includes $4.7 million and $11.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. At both June 30, 2025 and December 31, 2024, $2.2 million was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.

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
Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Office equipment	$24,371	$23,710
Laboratory equipment	250,456	229,797
Computer equipment	147,445	156,859
Land	16,103	15,395
Building and leasehold improvements	627,244	597,342
Operating lease right-of-use assets	21,894	22,230
Construction in progress	57,401	46,062
	1,144,914	1,091,395
Less accumulated depreciation and amortization	(346,371)	(327,984)
Property and equipment, net	$798,543	$763,411
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. During the year ended December 31, 2024, we capitalized $4.9 million of land and $19.5 million of building and parking garage. As of June 30, 2025 we have $39.9 million of construction in progress relating to the downtown Wilmington properties.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Royalties	$33,056	$519,881
Clinical related costs	146,286	132,446
Sales allowances	541,993	438,053
Sales and marketing	51,313	33,439
Accrued taxes	5,393	23,781
Operating lease liabilities	6,173	5,583
Other current liabilities	72,880	58,865
Total accrued and other current liabilities	$857,094	$1,212,048
For further information on the change in accrued royalties refer to Note 8.
Note 11. Stockholders' Equity
2010 Stock Incentive Plan. Under our Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Stock Plan”), we may issue common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”).
In June 2025, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 66,453,475 to 74,953,475.
2024 Inducement Stock Incentive Plan. Our Board of Directors has adopted the Incyte Corporation 2024 Inducement Stock Incentive Plan, as amended (the “2024 Inducement Plan”). In reliance on Nasdaq Marketplace Rule 5635(c)(4), stockholder approval was not obtained. A total of 2,000,000 shares of common stock are reserved for issuance pursuant to the 2024 Inducement Plan.
Share Repurchase and Modified “Dutch Auction” Tender Offer. On May 13, 2024 we announced that our Board of Directors approved a share repurchase authorization of $2.0 billion. Subsequently, we commenced a modified “Dutch Auction” tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $1.672 billion (the “tender offer”). We offered to purchase up to $1.672 billion in value of our common stock at a price not greater than $60.00 per share nor less than $52.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the tender offer documents that were distributed to stockholders. A modified “Dutch Auction” tender offer allows stockholders to indicate how much stock they wish to tender and at what price within the range described above. Based on the number of shares tendered and the prices specified by the tendering stockholders, we determined the lowest price per share that enabled us to purchase $1.672 billion of common stock at such price. On June 13, 2024 we completed the tender offer and repurchased 27,866,666 shares at a price of $60.00 per share for an aggregate price of approximately $1.672 billion, excluding fees and related expenses, pursuant to the tender offer.
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
A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 per share for an aggregate purchase price of approximately $2.0 billion. We incurred $24.4 million in fees and expenses associated with the share repurchase, which included $19.1 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We paid the excise tax in April 2025. These costs are recognized within (accumulated deficit) retained earnings on the condensed consolidated balance sheet as of June 30, 2025 as costs to repurchase our common stock. The purchased shares were cancelled and ceased to be outstanding.
Note 12. Stock Compensation
We recorded $64.6 million and $125.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. We recorded $56.6 million and $116.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $37.7 million, $74.4 million, $34.5 million and $71.3 million for the three and six months ended June 30, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $26.1 million, $49.5 million, $21.7 million and $44.1 million for the three and six months ended June 30, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.8 million, $1.7 million, $0.4 million and $1.0 million respectively, for the three and six months ended June 30, 2025 and 2024.
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
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average risk-free interest rates	3.89%	4.36%	4.24%	4.13%	4.29%	5.33%	4.22%	5.41%
Average expected life (in years)	5.46	5.84	4.89	4.91	0.50	0.50	0.50	0.50
Volatility	31%	25%	29%	30%	32%	28%	37%	22%
Weighted-average fair value (in dollars)	$25.04	$20.18	$23.35	$20.59	$12.63	$10.45	$14.49	$10.54
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

Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2024	12,777,974	$83.45
Options granted	739,167	$71.43
Options exercised	(65,963)	$63.41
Options cancelled	(403,571)	$88.42
Balance at June 30, 2025	13,047,607	$82.71
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2024	8,656,803	$67.81
RSUs granted	513,198	$70.10
PSUs granted	18,050	$70.81
Additional PSUs earned	32,148	$70.45
RSUs released	(508,059)	$81.13
RSUs cancelled	(169,673)	$66.64
Balance at June 30, 2025	8,542,467	$67.67
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to four years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and six months ended June 30, 2025 we recorded $6.9 million and $10.0 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and six months ended June 30, 2024 we recorded $3.5 million and $6.9 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Previously, each RSU and PSU grant reduced the available share pool by 2 shares. In June 2025, our stockholders approved an amendment to the 2010 Stock Plan to remove the fungible ratio, and all awards granted under the 2010 Stock Plan after June 10, 2025, the date of our latest annual meeting, will reduce the share reserve on a one-for-one basis. If awards granted under the 2010 Stock Plan on or prior to June 10, 2025 expire, become unexercisable or are forfeited or repurchased after that date, the shares that were subject to those awards will become available for future grant only on a one-for-one basis, even if the original award was a full value award that reduced the share reserve on a two-for-one basis. The 2024 Inducement Plan was amended in June 2025 to remove the provision that stated that any shares issued in connection with awards other than options and stock appreciation rights will be counted against the authorized share limitation as 2.0 shares for every one share so issued and, as a result, all awards granted under the 2024 Inducement Plan will reduce the share reserve thereunder on a one for one basis.

Shares Available for Grant
Balance at December 31, 2024	4,013,611
Additional authorization - 2010 Stock Plan	8,500,000
Options, RSUs and PSUs granted and issuance of shares for services rendered	(1,767,811)
Options, RSUs and PSUs cancelled	733,814
Fungible ratio change adjustments	282,731
Balance at June 30, 2025	11,762,345
Based on our historical experience of employee turnover, we have assumed an annualized forfeiture rate of 5% for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of June 30, 2025, was $20.4 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2025, was $171.8 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2025, was $12.1 million, which is expected to be recognized over the weighted average period of 1.1 years, should the underlying performance conditions be deemed probable of achievement.
Note 13. Income Taxes
For the three and six months ended June 30, 2025 and 2024, we recorded the following provisions for income taxes and effective tax rates as compared to our income (loss) before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before provision for income taxes	$558,012	$(389,777)	$792,202	$(153,618)
Provision for income taxes	153,013	54,824	229,000	121,435

Effective tax rate	27.4%	(14.1)%	28.9%	(79.0)%
Our effective tax rate for the three and six months ended June 30, 2025 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction. Our effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to a non-deductible charge of $710.9 million associated with the Escient acquisition.

The effective tax rate for the three and six months ended June 30, 2025 was favorable as compared to the three and six months ended June 30, 2024 primarily due to an the non-deductible charge associated with the Escient acquisition in the prior year period.
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
On July 4, 2025, the U.S. enacted legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA modified key provisions of the Tax Cuts and Jobs Act of 2017, including but not limited to, the expensing of domestic research costs, the deduction for Foreign-Derived Intangible Income, and the Global Intangible Low-Taxed Income regime. The OBBBA introduces multiple elections and features various effective dates, with some provisions effective in 2025 and others in subsequent years.
Under ASC 740, entities are required to recognize the impact of new income tax legislation in the period of enactment. We are currently evaluating the OBBBA’s various provisions and elections, including their potential impact on our effective tax rate and the realizability of deferred tax assets, and intend to reflect these effects in our financial statements for the period ending September 30, 2025.
Note 14. Net Income (Loss) Per Share
Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss)	$404,999	$(444,601)	$563,202	$(275,053)

Weighted average common shares outstanding	193,995	218,175	193,853	221,329

Basic net income (loss) per share	$2.09	$(2.04)	$2.91	$(1.24)

Diluted net income (loss)	$404,999	$(444,601)	$563,202	$(275,053)

Weighted average common shares outstanding	193,995	218,175	193,853	221,329
Dilutive stock options and awards	4,749	—	4,673	—
Weighted average shares used to compute diluted net income (loss) per share	198,744	218,175	198,526	221,329

Diluted net income (loss) per share	$2.04	$(2.04)	$2.84	$(1.24)

All stock options and stock awards were excluded from the diluted share calculation for the three and six months ended June 30, 2024 because their effect would have been anti-dilutive, as we were in a net loss position. The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options and awards	12,368,632	16,067,125	11,955,851	16,148,294
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2025 was $5.7 million and $11.5 million, respectively. Defined contribution expense for the three and six months ended June 30, 2024 was $5.2 million and $10.6 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The net periodic benefit cost was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$3,964	$2,657	$7,606	$5,278
Interest cost	476	786	913	1,227
Expected return on plan assets	(1,819)	(1,961)	(3,491)	(3,444)
Amortization of prior service cost	226	206	420	407
Amortization of actuarial losses	350	393	668	480
Net periodic benefit cost	$3,197	$2,081	$6,116	$3,948
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

Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of June 30, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
Contingencies
In the ordinary course of our business, we may become involved in lawsuits, proceedings, and other disputes, including commercial, intellectual property, regulatory, employment, and other matters. The outcome of these disputes, regardless of the merits, is inherently uncertain and it is possible that an unfavorable resolution of these matters could adversely affect us, our results of operations, financial condition or cash flows. We record a reserve for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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
As described in Note 8, we entered into a Settlement Agreement with Novartis during May of 2025, with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the Collaboration and License Agreement dated November 24, 2009, as amended, between us and Novartis.
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of June 30, 2025, we have accrued approximately $165.2 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending June 30, 2025 is approximately 6.6%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, we have various patent disputes and litigation initiated by us related to potential generic or other competition for our products, as described under Part II, Item 1A. “Risk Factors—Risks Relating to Commercialization of Our Products— Competition for our products could harm our business and result in a decrease in our revenue” below.
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
Net income for our segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues, net	$1,059,414	$906,566	$1,981,688	$1,636,489
Product royalty revenues	151,115	137,193	281,739	263,159
Milestone and contract revenues	5,000	—	5,000	25,000
Total revenues	1,215,529	1,043,759	2,268,427	1,924,648

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	78,766	76,634	151,954	137,590
Contract dispute settlement	(242,251)	—	(242,251)	—
Research and development - internal[1]	236,686	234,635	465,031	456,731
Research and development - external[2]	245,681	223,944	439,115	430,108
Other research and development[3]	12,550	679,801	28,050	680,801
Sales and marketing	256,311	229,202	513,963	446,015
General and administrative	74,711	76,780	142,750	160,223
Loss on change in fair value of acquisition-related contingent consideration	22,761	893	34,333	437
(Profit) and loss sharing under collaboration agreements	—	—	—	(1,025)
Other segment items[4]	125,315	(33,529)	172,280	(111,179)
Net income (loss)	$404,999	$(444,601)	$563,202	$(275,053)
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

Total Revenues by Geographic Location
Total revenues by geographic region consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,132,353	$989,029	$2,113,910	$1,817,193
Europe	78,826	53,586	147,438	105,117
Other countries	4,350	1,144	7,079	2,338
Total revenues	$1,215,529	$1,043,759	$2,268,427	$1,924,648
Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$474,384	$474,095
Switzerland	310,206	277,623
Other countries	13,953	11,693
Total property and equipment, net	$798,543	$763,411
Note 18. Subsequent Event

In July 2025, we entered into a settlement and license agreement with Sun Pharmaceuticals, Inc., resolving patent infringement litigation related to Leqselvi (deuruxolitinib). Under this agreement, we have granted Sun a limited, non-exclusive license in the U.S. with respect to oral deuruxolitinib for certain agreed-upon non-hematology-oncology indications in the U.S., including alopecia areata. In exchange for the limited license, Sun has agreed to pay us an upfront payment plus ongoing royalty payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the SEC.
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
•changes in tax laws and regulations and our ability to analyze the effects of new accounting pronouncements and apply new accounting rules;
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
In June 2025, MONJUVI (tafasitamab-cxix) was approved by the FDA for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) in combination with rituximab and lenalidomide. The FDA approval was based on data from the pivotal Phase 3 inMIND trial.
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
In May 2025, ZYNYZ (retifanlimab-dlwr) was approved by the FDA for the treatment of adult patients with advanced SCAC in combination with chemotherapy and as a single agent. The FDA approval was based on data from two trials: the Phase 3 POD1UM-303/InterAACT2 and the Phase 2 POD1UM-202 trial. We have submitted a Type II variation Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) and a Japanese New Drug Application (J-NDA) for retifanlimab in advanced SCAC.

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
We are evaluating combinations of ruxolitinib with other therapeutic modalities, as well as developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and in combinations. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (QD) extended release (XR) formulation at the European Hematology Association (EHA) Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter (CRL) for ruxolitinib extended-release (XR) tablets for once-daily (QD) use in the treatment of certain types of MF, PV and GVHD. In December 2023, we received FDA feedback and agreed on the requirements to address the CRL. In early 2025, we announced that a bioequivalence study of ruxolitinib XR was completed and met the bioequivalence criteria set by the FDA. These data are anticipated to be submitted to the FDA, in response to the CRL, by year-end 2025.
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

In June 2025, data from the Phase 1 study evaluating INCA033989 in mutCALR positive patients with essential thrombocythemia were presented during a late-breaking session at the 2025 European Hematology Association (EHA) Congress in Milan, Italy. The data showed rapid and durable normalization of platelet counts across all dose levels and importantly, a reduction in peripheral blood mutCALR variant allele frequency (VAF) correlating with hematologic response. INCA033989 was well tolerated with a favorable safety profile with no dose limiting toxicities reported. Together, the data demonstrates the potential for INCA033989 to modify disease by directly inhibiting and eliminating oncogenic mutCALR cells, while sparing healthy cells and restoring normal blood cell production. The Phase 1 data in patients with MF as monotherapy and in combination with ruxolitinib are anticipated in the second half of 2025.
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

MPN, GVHD and Oncology Programs	Indication and Phase
Ruxolitinib XR (QD) (JAK1/JAK2)	Myelofibrosis, polycythemia vera and GVHD
Ruxolitinib + INCB57643 (JAK1/JAK2 + BETi)	Myelofibrosis: Phase 2
Ruxolitinib + axatilimab[1] (JAK1/JAK2 + anti-CSF-1R)	Chronic GVHD: Phase 2
Steroids + axatilimab[1] (Steroids + anti-CSF-1R)	Chronic GVHD: Phase 3
INCA033989 (mutCALR)	Myelofibrosis, essential thrombocythemia: Phase 1
INCB160058 (JAK2V617Fi)	Myeloproliferative Neoplasms (MPNs): Phase 1
Tafasitamab (MONJUVI/MINJUVI) (CD19)	Relapsed or refractory diffuse large B-cell lymphoma (DLBCL): Phase 3 (B-MIND) First-line DLBCL: Phase 3 (frontMIND)
Retifanlimab (ZYNYZ)[2] (PD-1)	Non-small cell lung cancer (NSCLC): Phase 3 (POD1UM-304) MSI-high endometrial cancer: Phase 2 (POD1UM-101, POD1UM-204)
INCB123667 (CDK2i)	Solid tumors with CCNE1 amplification/Cyclin E overexpression: Phase 1
INCB161734 (KRASG12D)	Advanced metastatic solid tumors with a KRASG12D mutation: Phase 1
INCA33890 (TGFßR2×PD-1)[3]	Advanced or metastatic solid tumors: Phase 1
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
In October 2024, OPZELURA cream 1.5% was granted a Notice of Compliance by Health Canada for the topical treatment of both mild to moderate AD and nonsegmental vitiligo in patients 12 years of age and older.
Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including pediatric AD, vitiligo, hidradenitis suppurativa (HS) and prurigo nodularis (PN).
Atopic Dermatitis. In July 2023, we announced that the Phase 3 trial (TRuE-AD3) evaluating ruxolitinib cream in pediatric AD patients (age >2 and <12) had met its primary endpoint. The study showed that significantly more patients treated with ruxolitinib cream 0.75% and 1.5% achieved Investigator's Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control. In October 2023, the expanded results from the pivotal Phase 3 TRuE-AD3 were presented at EADV. Again, significantly more patients treated with ruxolitinib cream (0.75% and 1.5%) achieved Investigator’s Global Assessment Treatment Success (IGA-TS) than patients treated with vehicle control (non-medicated cream).
In October 2024, the supplemental New Drug Application (sNDA) submission for ruxolitinib cream in pediatric atopic dermatitis was filed with the FDA with approval anticipated in the second half of 2025. In June 2025, the FDA extended the review period for the sNDA for ruxolitinib cream for the treatment of children 2-11 years old with mild to moderate AD. The Prescription Drug User Fee Act (PDUFA) action date was extended by three months to September 19, 2025.

In July 2025, we announced positive topline results from the Phase 3 (TRuE-AD4) study evaluating ruxolitinib cream in adult patients with moderate atopic dermatitis. The study met the co-primary endpoints at Week 8, with a statistically significant proportion of patients achieving both Investigator's Global Assessment Treatment Success (IGA-TS) and EASI75, which is defined as a 75% or greater improvement in the Eczema Area Severity Index score from baseline. In addition, the study met all key secondary endpoints. Ruxolitinib cream was well tolerated with no new safety signals. The full dataset will be presented at an upcoming medical conference.
Hidradenitis Suppurativa. In January 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in HS. Ruxolitinib 1.5% cream BID met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile.
In June 2025, two Phase 3 studies (TRuE-HS2 and TRuE-HS2) evaluating ruxolitinib cream in mild to moderate HS were initiated.
Prurigo Nodularis. In March 2025, results from two Phase 3 studies (TRuE-PN1 and TRuE-PN2) evaluating ruxolitinib cream in patients with PN were presented in a late-breaking oral session at the American Academy of Dermatology annual meeting. The TRuE-PN1 study met the primary endpoint of a > 4-point improvement from baseline in Worst-Itch Numeric Rating Scale (WI-NRS4) at Week 12 and all key secondary endpoints. The TRuE-PN2 study did not reach statistical significance for the primary endpoint, resulting in the key secondary endpoints with nominal p-values. These key secondary endpoints still demonstrate positive trends for ruxolitinib cream 1.5% versus vehicle. These data will inform planned discussions with regulatory authorities on submission.
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
In November 2024, we announced that enrollment was paused in the ongoing Phase 2 study of MRGPRX2 (INCB000262) in CSU following the observation of certain in vivo preclinical toxicology findings. Subsequently, we made the decision to not pursue further development.
In November 2024, we announced that data from the Phase 2 study evaluating MRGPRX4 (INCB000547) in cholestatic pruritus did not support further development.

IAI and Dermatology Programs	Indication and Phase
Ruxolitinib cream (OPZELURA)[1] (JAK1/JAK2)	Atopic dermatitis: Phase 3 pediatric study (TRuE-AD3); sNDA under review in the U.S. Hidradenitis suppurativa: Phase 3 (TRuE-HS1, TRuE-HS2) Prurigo nodularis: Phase 3 (TRuE-PN1, TRuE-PN2)
Povorcitinib (JAK1)	Hidradenitis suppurativa: Phase 3 (STOP-HS1, STOP-HS2) Vitiligo: Phase 3 (STOP-V1, STOP-V2) Prurigo nodularis: Phase 3 (STOP-PN1, STOP-PN2) Chronic spontaneous urticaria: Phase 2 Asthma: Phase 2
INCA034460 (anti-CD122)	Vitiligo: Phase 1
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
In February 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD1 and BREEZE-AD2, two Phase 3 studies evaluating the efficacy and safety of baricitinib monotherapy for the treatment of adult patients with moderate-to-severe AD and, in August 2019, we and Lilly announced that baricitinib met the primary endpoint in BREEZE-AD7, a Phase 3 study evaluating the efficacy and safety of baricitinib in combination with standard-of-care topical corticosteroids in patients with moderate-to-severe AD. In January 2020, we and Lilly announced that baricitinib met the primary endpoint in both BREEZE-AD4 and BREEZE-AD5, the results of which completed the placebo-controlled data program intended to support global registrations. A sNDA for baricitinib was submitted by Lilly for the treatment of patients with moderate to severe AD. In April 2021, we and Lilly announced the FDA extended the review period for the sNDA for baricitinib for the treatment of moderate to severe AD by three months to allow time for additional data analyses. In July 2021, we and Lilly announced that the FDA will not meet the PDUFA action date for the sNDA for baricitinib for the treatment of adults with moderate to severe AD due to the FDA's ongoing assessment of JAK inhibitors. In January 2022, Lilly provided a regulatory update on the sNDA based on ongoing discussions with the FDA. Lilly announced that alignment with the FDA on the indicated population had not yet been reached and given the FDA’s position, there would be the possibility of a Complete Response Letter.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2025.
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
Results of Operations
We recorded net income of $405.0 million and basic net income per share of $2.09 and diluted net income per share of $2.04 for the three months ended June 30, 2025, as compared to net loss of $444.6 million and basic and diluted net loss per share of $2.04 in the corresponding period in 2024. We recorded net income of $563.2 million and basic net income per share of $2.91 and diluted net income per share of $2.84 for the six months ended June 30, 2025, as compared to net loss of $275.1 million and basic and diluted net loss per share of $1.24 in the corresponding period in 2024.
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
JAKAFI revenues, net	$763.8	$706.0	$1,473.2	$1,277.8
OPZELURA revenues, net	164.5	121.7	283.2	207.4
ICLUSIG revenues, net	32.7	26.9	62.3	57.2
PEMAZYRE revenues, net	22.2	20.3	40.6	38.0
MINJUVI/MONJUVI revenues, net	31.1	31.1	60.7	55.0
NIKTIMVO revenues, net	36.2	—	49.8	—
ZYNYZ revenues, net	8.9	0.6	11.9	1.1
Total product revenues, net	1,059.4	906.6	1,981.7	1,636.5
JAKAVI product royalty revenues	109.7	99.3	201.9	188.9
OLUMIANT product royalty revenues	33.5	31.7	64.3	62.3
TABRECTA product royalty revenues	6.6	5.3	13.0	10.5
Other product royalty revenues	1.3	0.9	2.5	1.4
Total product royalty revenues	151.1	137.2	281.7	263.1
Milestone and contract revenues	5.0	—	5.0	25.0
Total revenues	$1,215.5	$1,043.8	$2,268.4	$1,924.6
The increase in JAKAFI for the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 was primarily driven by an increase in paid demand reflecting continued demand growth in all indications. JAKAFI inventory levels were within normal range at the end of the second quarter of 2025.
The increase in OPZELURA net product revenues for the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 was primarily due to increased patient demand and refills in the U.S. in both atopic dermatitis and vitiligo. Additionally, $32.3 million of net product revenues during the second quarter of 2025 were from outside of the U.S., driven by continued uptake in France, as well as growth from the recent launches in Italy and Spain. OPZELURA inventory levels were within normal range at the end of the second quarter of 2025.
NIKTIMVO net product revenues for the three and six months ended June 30, 2025 reflects continued strong uptake of the product following its commercial launch during the first quarter of 2025.
The increase in ZYNYZ net product revenue for the three and six months ended June 30, 2025 was primarily driven by the approval of the product in squamous cell anal carcinoma in the second quarter of 2025.

The increase in total royalty revenues for the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 was primarily driven by growth in JAKAVI royalty revenue.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Six Months Ended June 30, 2025	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2025	$27,440	$382,558	$13,290	$23,013	$446,301
Allowances for current period sales	105,329	764,900	83,671	11,626	965,526
Allowances for prior period sales	(1,863)	(6,551)	46	(3,928)	(12,296)
Credits/payments for current period sales	(80,555)	(525,417)	(76,367)	(31)	(682,370)
Credits/payments for prior period sales	(21,144)	(134,723)	(8,081)	(4,149)	(168,097)
Balance at June 30, 2025	$29,207	$480,767	$12,559	$26,531	$549,064
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a recent regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of June 30, 2025, we have accrued approximately $165.2 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending June 30, 2025 is approximately 6.6%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
Our milestone and contract revenues for the three and six months ended June 30, 2025, was derived from a $5.0 million development milestone upon approval of tafasitamab in treating follicular lymphoma. Our milestone and contract revenues for the six months ended June 30, 2024, was derived from a $25.0 million upfront payment received during the first quarter of 2024 upon our transfer of functional intellectual property to CMSHL.
Cost of Product Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Product costs	$30.7	$31.2	$58.1	$58.6
Salary and benefits related	5.1	2.4	10.3	4.6
Stock compensation	0.8	0.4	1.7	1.0
Royalty expense	25.9	36.9	59.6	62.0
Profit share	10.3	—	10.3	—
Amortization of definite-lived intangible assets	6.0	5.7	12.0	11.4
Total cost of product revenues	$78.8	$76.6	$152.0	$137.6
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and capitalized milestone payments. The increase in cost of product revenues for the three and six months ended June 30, 2025 as compared to the same periods in 2024 was driven by growth in net product revenues, the NIKTIMVO profit share and increased manufacturing related costs, partially offset by the impact of the contract dispute settlement with Novartis.
Contract Dispute Settlement
As described further in Note 8 of Notes to the Condensed Consolidated Financial Statements, during May 2025, we and Novartis entered into a settlement agreement with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the our Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our condensed consolidated balance sheet. Under the settlement agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025. The reduced royalty paid for the quarter ending March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in contract dispute settlement on our condensed consolidated statement of operations for the three and six months ended June 30, 2025.

Operating Expenses
Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Salary and benefits related	$131.5	$120.5	$264.0	$243.2
Stock compensation	37.7	34.5	74.4	71.3
Escient acquisition related compensation expense	—	11.3	—	11.3
Escient IPR&D expense	—	679.4	—	679.4
Clinical research and outside services	286.4	247.7	515.8	474.3
Occupancy and all other costs	39.3	45.0	78.0	88.1
Total research and development expenses	$494.9	$1,138.4	$932.2	$1,567.6
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the three and six months ended June 30, 2024, we recognized compensation expense in research and development of $11.3 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.
Research and development expenses for the three and six months ended June 30, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition, as described in Note 6 to the Condensed Consolidated Financial Statements. The increase in clinical research and outside services expense for the three months ended June 30, 2025 as compared to the corresponding period in 2024, was primarily due to continued investment in our late stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $12.6 million and $28.1 million, respectively, for the three and six months ended June 30, 2025. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.4 million and $1.4 million, respectively, for the three and six months ended June 30, 2024. Research and development expenses for the three and six months ended June 30, 2025 and 2024 were net of $3.9 million, $6.5 million, $4.2 million and $21.3 million, respectively, of costs reimbursed by our collaborative partners.
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

Selling, general and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Salary and benefits related	$94.2	$83.4	$192.0	$166.6
Stock compensation	26.1	21.7	49.5	44.1
Escient acquisition related compensation expense	—	20.2	—	20.2
Other contract services and outside costs	210.7	180.7	415.2	375.3
Total selling, general and administrative expenses	$331.0	$306.0	$656.7	$606.2
The increase in salary and benefits related expense for the three and six months ended June 30, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the three months ended June 30, 2024, we recognized compensation expense in selling, general and administrative expenses of $20.2 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations. The increase in other contract services and outside costs for the three months ended June 30, 2025, as compared to the corresponding period in 2024, was primarily due to increased legal costs relating to the Novartis contract dispute settlement and other matters and timing of consumer marketing activities.
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2025 was a loss of $22.8 million and $34.3 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2024 was a loss of $0.9 million and loss of $0.4 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2025 and 2024 was primarily due to fluctuations in foreign currency exchange rates impacting future revenue projections of ICLUSIG and the passage of time.
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
Under the collaboration agreement with Syndax, as described further in Note 8 of the Notes to the Condensed Consolidated Financial Statements, we and Syndax are both responsible for the co-commercialization of axatilimab in the United States and share equally in the profits and losses from those efforts. We are the principal in the U.S. axatilimab co-commercialization efforts and record 100% of all product revenues and associated costs in accordance with our profit sharing from co-commercialization activities accounting policy outlined in our Annual Report on Form 10-K for the year ended December 31, 2024. For the three and six months ended June 30, 2025, we recorded revenues of $36.2 million and $49.8 million, respectively, from sales of NIKTIMVO (axatilimab), and total associated costs of $15.2 million and $28.9 million respectively, from co-commercialization activities.

Non-operating Income and Expenses
Interest income
Interest income for the three and six months ended June 30, 2025 was $25.1 million and $48.1 million, respectively. Interest income for the three and six months ended June 30, 2024 was $41.5 million and $88.2 million, respectively. The decrease in Interest income for the three and six months ended June 30, 2025 is primarily due to lower interest rates and cash and cash equivalent balances in 2025 as compared to the corresponding periods in 2024.
(Loss) gain on equity investments
Losses and gains on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those (losses) gains:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Agenus	$—	$3.1	$—	$0.1
Merus	—	40.0	—	110.2
MorphoSys	—	0.8	—	30.7
Syndax	(4.2)	(4.6)	(5.5)	(1.5)
Other	—	(0.1)	—	(0.3)
Total (loss) gain on equity investments	$(4.2)	$39.2	$(5.5)	$139.2
Provision for income taxes
The provision for income taxes for the three and six months ended June 30, 2025 was $153.0 million and $229.0 million, respectively. The provision for income taxes for the three and six months ended June 30, 2024 was $54.8 million and $121.4 million, respectively.
Our effective tax rate for the three and six months ended June 30, 2025 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction. Our effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to a non-deductible charge of $710.9 million associated with the Escient acquisition.
Liquidity and Capital Resources
At June 30, 2025, we had available cash, cash equivalents and marketable securities of $2.4 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the six months ended June 30, 2025 was $310.8 million and net cash used in operating activities for the six months ended June 30, 2024 was $356.8 million. The increase in cash provided by operating activities was due primarily to the changes in net income as a result of the contract dispute settlement during the second quarter of 2025 and the Escient acquisition during the second quarter of 2024.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of long term investments. Net cash used in investing activities was $17.8 million for the six months ended June 30, 2025, which primarily represented by purchases of marketable securities of $97.3 million and capital expenditures of $22.2 million, offset in part by maturities of marketable securities of $101.8 million. Net cash provided by investing activities was $140.7 million for the six months ended June 30, 2024, which primarily represented sales of equity investments of $227.3 million and maturities of marketable securities of $182.6 million, offset in part by purchases of marketable securities of $204.1 million, and capital expenditures of $63.7 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $23.9 million for the six months ended June 30, 2025, primarily representing the $19.1 million paid for excise taxes relating to the June 2024 share repurchase, cash paid for tax withholdings related to restricted and performance share vesting and cash paid to ARIAD/Takeda for contingent consideration, partially offset by proceeds from issuance of common stock under our stock plans. Net cash used in financing activities was $2.01 billion for the six months ended June 30, 2024 and was primarily driven by expenditures associated with the share repurchase of $2.00 billion.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of June 30, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 16 of Notes to the Condensed Consolidated Financial Statements.
As of June 30, 2025, our U.S. tax liabilities continue to reflect the adverse impacts of the mandatory capitalization and amortization of research and development costs as required under the Tax Cuts and Jobs Act of 2017, which eliminated the immediate expensing of such costs. The enactment of the One Big Beautiful Bill Act on July 4, 2025 modified key provisions of the Tax Cuts and Jobs Act of 2017 that may have an impact on our U.S. tax liabilities. We are evaluating the potential impacts of the modified provisions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2025, marketable securities were $466.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2025, the decline in fair value would not be material.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the six months ended June 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 16 to our Condensed Consolidated Financial Statements included in this report.
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

Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA, or an New Drug Application, or NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received a notice letter from each of Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc. and Granules India Ltd. notifying us that it has filed an ANDA containing a paragraph IV certification seeking approval to market a generic version of JAKAFI and purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex regarding its filing of a NDA pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and purported to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we have filed patent infringement actions against Apotex (with respect to both its ANDA and 505(b)(2) NDA), Hikma, Sun, and Granules in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. Those actions remain pending.
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
In July 2024, the FDA approved a deuterated ruxolitinib product owned by Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries, Inc., collectively referred to as Sun, for the treatment of severe alopecia areata to be commercialized as “Leqselvi (deuruxolitinib)”. Prior to the regulatory approval of Leqselvi, we sued Sun for infringement of our patent covering deuterated ruxolitinib analogs in the U.S. District Court for the District of New Jersey and sought a preliminary injunction to bar Sun’s launch of Leqselvi during the pendency of the litigation. On November 1, 2024, the court entered an order granting our preliminary injunction request. Sun appealed the court’s preliminary injunction order to the U.S. Court of Appeals for the Federal Circuit. On April 9, 2025, the Federal Circuit vacated the preliminary injunction order that had enjoined Leqselvi's launch. In July 2025, we entered into a settlement and license agreement with Sun Pharmaceuticals, Inc., resolving this patent infringement litigation related to Leqselvi (deuruxolitinib).
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
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutics targets that fit within our focus on oncology, such as our collaborations with MacroGenics, Merus and Syndax Pharmaceuticals, or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in 2022 and 2023, we decided to terminate our collaborations with Calithera Biosciences and Syros Pharmaceuticals. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might otherwise be applied for other uses or have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We may also need to license drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, on July 4, 2025, U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBB Act, was enacted, which, among other things, allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years but also increases the effective tax rate on foreign-derived deduction eligible income (formerly known as “foreign-derived intangible income”) for tax years beginning on or after January 1, 2026. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022.
Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development, or OECD, project on “Base Erosion and Profit Shifting,” commonly known as BEPS 2.0, by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the European Union member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and monitor the potential impact of BEPS 2.0 on us, and the OECD minimum tax rules do not currently have a material impact on us, these minimum tax rules could in the future result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. On January 15, 2025, the OECD released new guidance addressing implementation of the Pillar Two global minimum tax rules, which were effective for us in tax year 2024. As part of the guidance, the OECD placed limitations on transactions that produce deferred tax assets entered into during the transition period that runs from November 2021 through an entity’s adoption of Pillar Two. However, n January 20, 2025, President Trump signed an executive order effectively cancelling the United States’ commitments to the global minimum tax rules, stating that those commitments cannot have any effect in the United States without an act of approval of the U.S. Congress and, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derive a substantial portion of our total revenues from product royalties and milestone payments under our collaboration agreements, with royalties on JAKAVI and OLUMIANT representing most of our product royalty, milestone and contract revenues for each of the three years ended December 31, 2024 and the three and six months ended June 30, 2025. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

Item 5. Other Information
(c) During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1#
Incyte Corporation Amended and Restated 2010 Stock Incentive Plan, as amended on April 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2025).

10.2#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended on April 11, 2025. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2025).

10.3#	Transition Agreement between the Company and Hervé Hoppenot dated as of June 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2025).

10.4#†	Offer of Employment Letter, dated June 23, 2025, from the Company to William J. Meury (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2025).

10.5#	Employment Agreement between the Company and William J. Meury dated as of June 26, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2025).

10.6#	Incyte Corporation 2024 Inducement Stock Incentive Plan, as amended on June 25, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2025).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INCYTE CORPORATION

Dated: July 29, 2025	By:	/s/ WILLIAM J. MEURY
William J. Meury
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2025	By:	/s/ CHRISTIANA STAMOULIS
Christiana Stamoulis
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)