Form 10-Q
period 2025-09-30
INCYTE CORP
filed 2025-10-28
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 196,322,703 as of October 21, 2025.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	September 30, 2025	December 31, 2024*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,455,006	$1,687,829
Marketable securities—available-for-sale (amortized cost $473,126 and $469,917 as of September 30, 2025 and December 31, 2024, respectively; allowance for credit losses $0 as of September 30, 2025 and December 31, 2024)	474,814	470,263
Accounts receivable	895,890	853,154
Inventory	83,447	58,872
Prepaid expenses and other current assets	368,732	168,912
Total current assets	4,277,889	3,239,030

Restricted cash	1,843	1,622
Long term equity investments	21,870	18,814
Inventory	366,510	348,327
Property and equipment, net	798,634	763,411
Finance lease right-of-use assets, net	28,155	30,803
Other intangible assets, net	119,421	113,803
Goodwill	155,593	155,593
Deferred income tax asset	528,138	762,071
Other assets, net	32,303	10,848
Total assets	$6,330,356	$5,444,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,925	$197,465
Accrued compensation	168,250	188,677
Accrued and other current liabilities	948,439	1,212,048
Finance lease liabilities	4,491	4,419
Acquisition-related contingent consideration	45,624	39,238
Total current liabilities	1,338,729	1,641,847

Acquisition-related contingent consideration	138,376	153,762
Finance lease liabilities	30,881	33,542
Other liabilities	171,176	167,543
Total liabilities	1,679,162	1,996,694

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 400,000,000 shares authorized; 196,130,993 and 193,434,305 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	196	193
Additional paid-in capital	4,721,953	4,533,437
Accumulated other comprehensive income (loss)	14,555	(13,121)
Accumulated deficit	(85,510)	(1,072,881)
Total stockholders’ equity	4,651,194	3,447,628
Total liabilities and stockholders’ equity	$6,330,356	$5,444,322
*The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenues, net	$1,149,856	$962,992	$3,131,544	$2,599,481
Product royalty revenues	171,124	156,879	452,863	420,038
Milestone and contract revenues	45,000	18,000	50,000	43,000
Total revenues	1,365,980	1,137,871	3,634,407	3,062,519

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	99,001	85,993	250,955	223,583
Contract dispute settlement	—	—	(242,251)	—
Research and development	506,584	573,174	1,438,780	2,140,814
Selling, general and administrative	329,081	309,209	985,794	915,447
(Gain) loss on change in fair value of acquisition-related contingent consideration	(12,204)	23,410	22,129	23,847
(Profit) and loss sharing under collaboration agreements	—	—	—	(1,025)
Total costs, expenses and other	922,462	991,786	2,455,407	3,302,666

Income (loss) from operations	443,518	146,085	1,179,000	(240,147)
Interest income	26,781	19,266	74,846	107,512
Interest expense	(592)	(774)	(1,846)	(1,861)
Gain (loss) on equity investments	8,558	(12,982)	3,064	126,206
Other, net	4,043	4,929	19,446	11,196
Income before provision for income taxes	482,308	156,524	1,274,510	2,906
Provision for income taxes	58,139	50,068	287,139	171,503
Net income (loss)	$424,169	$106,456	$987,371	$(168,597)

Net income (loss) per share:
Basic	$2.17	$0.55	$5.08	$(0.80)
Diluted	$2.11	$0.54	$4.95	$(0.80)

Shares used in computing net income (loss) per share:
Basic	195,670	192,629	194,459	211,763
Diluted	201,429	195,838	199,405	211,763
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$424,169	$106,456	$987,371	$(168,597)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	156	15,228	24,661	(2,185)
Unrealized gain on marketable securities, net of tax	375	5,463	1,342	3,463
Defined benefit pension gain, net of tax	585	384	1,673	1,271
Other comprehensive income (loss)	1,116	21,075	27,676	2,549

Comprehensive income (loss)	$425,285	$127,531	$1,015,047	$(166,048)
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balances at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563
Issuance of 64,400 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 261,762 shares of Common Stock under the ESPP	1	13,972	—	—	13,973
Issuance of 1,220 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	64,609	—	—	64,609
Other comprehensive income	—	—	19,677	—	19,677
Net income	—	—	—	404,999	404,999
Balances at June 30, 2025	$194	$4,666,949	$13,439	$(509,679)	$4,170,903
Issuance of 2,011,476 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	2	(6,676)	—	—	(6,674)
Issuance of 962 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	61,598	—	—	61,598
Other comprehensive income	—	—	1,116	—	1,116
Net income	—	—	—	424,169	424,169
Balances at September 30, 2025	$196	$4,721,953	$14,555	$(85,510)	$4,651,194

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2024	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 245,228 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(5,697)	—	—	(5,697)
Issuance of 1,359 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	59,781	—	—	59,781
Other comprehensive loss	—	—	(19,278)	—	(19,278)
Net income	—	—	—	169,548	169,548
Balances at March 31, 2024	$224	$5,070,286	$(6,172)	$329,933	$5,394,271
Issuance of 71,769 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes and 291,735 shares of Common Stock under the ESPP	—	13,792	—	—	13,792
Issuance of 1,345 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	56,637	—	—	56,637
Repurchases of Common Stock	(33)	(758,061)	—	(1,265,778)	(2,023,872)
Other comprehensive income	—	—	752	—	752
Net loss	—	—	—	(444,601)	(444,601)
Balances at June 30, 2024	$191	$4,382,734	$(5,420)	$(1,380,446)	$2,997,059
Issuance of 1,060,300 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	1	(31,270)	—	—	(31,269)
Issuance of 1,242 shares of Common Stock for services rendered	—	80	—	—	80
Stock compensation	—	77,922	—	—	77,922
Repurchases of Common Stock	—	—	—	(103)	(103)
Other comprehensive income	—	—	21,075	—	21,075
Net income	—	—	—	106,456	106,456
Balances at September 30, 2024	$192	$4,429,466	$15,655	$(1,274,093)	$3,171,220
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$987,371	$(168,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,304	66,515
Stock-based compensation	187,189	194,340
Deferred income taxes	234,188	(85,609)
Other, net	3,445	(4,824)
(Gain) on equity investments	(3,064)	(126,206)
Loss on change in fair value of acquisition-related contingent consideration	22,129	23,847
Changes in operating assets and liabilities:
Accounts receivable	(42,275)	(14,893)
Prepaid expenses and other assets	(221,275)	(55,381)
Inventory	(53,654)	(93,352)
Accounts payable	(26,414)	69,109
Accrued and other liabilities	(286,747)	149,170
Net cash provided by (used in) operating activities	870,197	(45,881)
Cash flows from investing activities:
Sale of equity investments	8	282,866
Capital expenditures	(36,990)	(68,879)
Payments for intangible assets	(25,000)	(13,900)
Purchases of marketable securities	(212,852)	(228,986)
Maturities of marketable securities	209,643	207,881
Net cash (used in) provided by investing activities	(65,191)	178,982
Cash flows from financing activities:
Repurchases of Common Stock	—	(2,004,790)
Excise tax paid on repurchase of Common Stock	(19,100)	—
Proceeds from issuance of Common Stock under stock plans	61,553	16,242
Tax withholdings related to restricted and performance share vesting	(60,469)	(39,416)
Payment of finance lease liabilities	(3,386)	(2,761)
Payment of contingent consideration	(15,298)	(11,216)
Net cash used in financing activities	(36,700)	(2,041,941)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(908)	(535)
Net increase (decrease) in cash, cash equivalents, and restricted cash	767,398	(1,909,375)
Cash, cash equivalents, and restricted cash at beginning of period	1,689,451	3,215,221
Cash, cash equivalents, and restricted cash at end of period	$2,456,849	$1,305,846
Supplemental Schedule of Cash Flow Information
Income taxes paid	$185,221	$302,860
Cash paid for contract dispute settlement	$294,881	$—
Unpaid excise tax on repurchase of Common Stock	$—	$19,185
Unpaid purchases of property and equipment	$4,158	$3,538
Leased assets obtained in exchange for new operating lease liabilities	$3,163	$2,436
Leased assets obtained in exchange for new finance lease liabilities	$438	$1,959
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib) cream, MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix) and ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which is co-commercialized. Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2024 has been derived from our audited consolidated financial statements.
Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements and Regulatory Updates
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2024, and are applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. We are currently evaluating the impact that ASU No. 2023-09 will have on our income tax disclosures and the method of adoption. ASU No. 2023-09 does not affect our results of operations, financial condition or cash flows.

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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amended guidance applies to all entities and aims to simplify the estimation of expected credit losses for current accounts receivable and contract assets by providing a practical expedient for all companies. The amendments are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods. If electing the practical expedient, entities should apply the amendments in this update prospectively. We are currently evaluating the impact ASU No. 2025-05 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This amended guidance applies to all entities and serves to modernize the accounting for software costs that are accounted for under Subtopic 305-40, Intangibles - Goodwill and Other - Internal-Use Software (referred to as “internal-use software”). The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may adopt the new guidance using a prospective, modified, or retrospective transition approach. We are currently evaluating the impact ASU No. 2025-06 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This amended guidance applies to all entities and it refines the scope of derivative accounting and clarifies rules for share-based noncash consideration in revenue contracts. Specifically, this update is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities may adopt the new guidance prospectively, or on a modified retrospective basis. We are currently evaluating the impact ASU No. 2025-07 will have on our consolidated financial statements and related disclosures.

Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
JAKAFI revenues, net	$791,071	$741,181	$2,264,271	$2,018,993
OPZELURA revenues, net	187,968	139,272	471,172	346,691
ICLUSIG revenues, net	37,582	29,745	99,855	86,950
PEMAZYRE revenues, net	22,741	20,661	63,373	58,606
MINJUVI/MONJUVI revenues, net	41,990	31,439	102,672	86,429
NIKTIMVO revenues, net	45,830	—	95,597	—
ZYNYZ revenues, net	22,674	694	34,604	1,812
Total product revenues, net	1,149,856	962,992	3,131,544	2,599,481
JAKAVI product royalty revenues	125,645	115,741	327,504	304,653
OLUMIANT product royalty revenues	37,111	34,796	101,393	97,087
TABRECTA product royalty revenues	6,513	5,928	19,558	16,460
Other product royalty revenues	1,855	414	4,408	1,838
Total product royalty revenues	171,124	156,879	452,863	420,038
Milestone and contract revenues	45,000	18,000	50,000	43,000
Total revenues	$1,365,980	$1,137,871	$3,634,407	$3,062,519
For further information on the MINJUVI/MONJUVI revenues, refer to Note 6, and for further information on our revenue-generating contracts, refer to Note 8.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2025
Debt securities (government)	$473,126	$1,804	$(116)	$474,814

December 31, 2024
Debt securities (government)	$469,917	$971	$(625)	$470,263
The table below summarizes the contractual maturities of our available-for-sale debt securities as of September 30, 2025 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$474,814	$177,755	$297,059
Debt security assets were assessed for risk of expected credit losses. As of September 30, 2025 and December 31, 2024, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At September 30, 2025 and December 31, 2024, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2025.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025
Cash and cash equivalents	$2,455,006	$—	$—	$2,455,006
Debt securities (government)	—	474,814	—	474,814
Long term equity investments (Note 8)	21,870	—	—	21,870
Total assets	$2,476,876	$474,814	$—	$2,951,690

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$1,687,829	$—	$—	$1,687,829
Debt securities (government)	—	470,263	—	470,263
Long term equity investments (Note 8)	18,814	—	—	18,814
Total assets	$1,706,643	$470,263	$—	$2,176,906

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025
Acquisition-related contingent consideration	$—	$—	$184,000	$184,000
Total liabilities	$—	$—	$184,000	$184,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Acquisition-related contingent consideration	$—	$—	$193,000	$193,000
Total liabilities	$—	$—	$193,000	$193,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2025
Balance at January 1,	$193,000
Contingent consideration earned during the period but not yet paid	(10,797)
Payments made during the period	(20,332)
Change in fair value of contingent consideration	22,129
Balance at September 30,	$184,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2025 and December 31, 2024 included a discount rate of 10% and updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2025 was due primarily to updated projections of future net revenues of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of September 30, 2025 and December 31, 2024, contingent consideration earned but not yet paid was $10.8 million and $10.0 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharma AG (formerly known as Novartis Pharmaceutical International Ltd.) (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 20% and 19% of the accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.

In November 2011, we began commercialization and distribution of JAKAFI and in October 2021, we began commercialization and distribution of OPZELURA. Our product revenues are concentrated in a number of customers for these products. The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Three Months Ended		Percentage of Total Net Product Revenues for the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Customer A	14%	15%	13%	15%
Customer B	8%	10%	9%	10%
Customer C	20%	20%	21%	19%
Customer D	15%	13%	15%	13%
Customer E	10%	10%	10%	10%
Customer F	11%	8%	10%	9%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in the aggregate, 59% and 54% of the accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of September 30, 2025 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of September 30, 2025 and December 31, 2024, we had no allowance for doubtful accounts.
Note 6. Acquisitions
Tafasitamab
On February 5, 2024, pursuant to a purchase agreement with MorphoSys AG and MorphoSys US Inc., a wholly-owned subsidiary of MorphoSys AG (together with MorphoSys AG, “MorphoSys”), we acquired exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. We recognize revenue and costs for all U.S. commercialization and clinical development of tafasitamab and MorphoSys is no longer eligible to receive future milestone, profit split or royalty payments under the now-terminated collaboration and license agreement.
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

Under the purchase agreement, we also became the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. During the first quarter of 2025, we paid Xencor a development milestone of $12.5 million for the U.S. Food and Drug Administration’s (“FDA”) acceptance of the Biologics License Application filing for the use of tafasitamab for follicular lymphoma. In June 2025, we recorded a $25.0 million regulatory milestone owed to Xencor for the FDA approval of MONJUVI for the treatment of follicular lymphoma. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the condensed consolidated balance sheet as of September 30, 2025. The intangible asset will be amortized through cost of product revenues over the estimated useful life of 8 years. Xencor is entitled to receive up to an additional $149.0 million in future contingent development and regulatory milestones and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
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

In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, INCB000262, and secondary candidate, INCB000547 (formerly EP547). The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the amount of future product revenues, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for INCB000262 and INCB000547 was $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our condensed consolidated statements of operations during nine months ended September 30, 2024.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$30,730	$27,590
API and Work-in-process	354,360	331,178
Finished goods	64,867	48,431
Total inventory	$449,957	$407,199
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work-in-process, and finished goods, inclusive of freight and inventoriable overhead. At September 30, 2025, $83.4 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2025, $366.5 million of inventory was classified as non-current on the condensed consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At September 30, 2025, inventory with approximately $45.4 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 7 to 43 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
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

We were eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through September 30, 2025, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. On May 11, 2025, we and Novartis entered into a settlement agreement (the “Settlement Agreement”) with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our condensed consolidated balance sheet. Under the Settlement Agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025 for a period defined in the Settlement Agreement. The reduced royalty paid for the quarter ended March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in Contract dispute settlement on our condensed consolidated statement of operations for nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, such royalties on net sales within the United States totaled $19.3 million and $67.8 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, such royalties on net sales within the United States totaled $36.3 million and $93.9 million, respectively, and were reflected in cost of product revenues on the condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, approximately $19.4 million and $507.4 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI (the trade name used by Novartis for ruxolitinib sales outside of the United States) net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2025, was $125.6 million and $327.5 million, respectively. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2024, was $115.7 million and $304.7 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and nine months ended September 30, 2025, was $6.5 million and $19.6 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and nine months ended September 30, 2024, was $5.9 million and $16.5 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. Since the inception of the agreement through September 30, 2025, we have recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones and $50.0 million for the achievement of sales milestones. In October 2025, the parties amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus and to restructure the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly, for which we will receive an upfront payment of $100.0 million. Beginning in October 2025, we are now eligible to receive either a fixed royalty amount or tiered royalties based on defined levels of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens.

Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2025 was $37.1 million and $101.4 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2024 was $34.8 million and $97.1 million, respectively.
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
Since the inception of the agreement, inclusive of amendments to the agreement, through September 30, 2025, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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
As described in Note 6, subsequent to the asset acquisition, we recognize revenue and costs for all commercialization and clinical development of tafasitamab in the United States. Research and development expenses for the period from January 1, 2024 to the asset acquisition on February 5, 2024 includes $10.7 million related to our 55% share of the co-development costs for tafasitamab.
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
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the condensed consolidated balance sheet as of September 30, 2025, and is being amortized through cost of product revenues over the estimated useful life of 10 years.
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through September 30, 2025, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $230.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of September 30, 2025, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of September 30, 2025 and December 31, 2024 was $21.9 million and $18.8 million, respectively. For the three and nine months ended September 30, 2025, we recorded an unrealized gain of $8.6 million and $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and nine months ended September 30, 2024, we recorded an unrealized loss of $1.9 million and $3.4 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and nine months ended September 30, 2025, includes $6.3 million and $16.3 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and nine months ended September 30, 2024, includes $5.8 million and $17.6 million, respectively, related to our 55% share of the co-development costs for axatilimab. At September 30, 2025 and December 31, 2024, $1.7 million and $2.2 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.

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
Sun Pharmaceuticals, Inc.
In July 2025, we entered into a settlement and license agreement with Sun Pharmaceuticals, Inc. ("Sun"), resolving patent infringement litigation related to Leqselvi (deuruxolitinib). Under this agreement, we have granted Sun a limited, non-exclusive license in the U.S. with respect to oral deuruxolitinib for certain agreed-upon non-hematology-oncology indications, including alopecia areata. In exchange for the limited license, Sun has paid us an upfront payment upon our transfer of functional intellectual property, which is included in milestone and contract revenues on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, and has agreed to pay to us ongoing royalty payments. The amount associated with the settlement component is de minimis.
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
Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Office equipment	$24,388	$23,710
Laboratory equipment	252,268	229,797
Computer equipment	148,723	156,859
Land	16,101	15,395
Building and leasehold improvements	627,938	597,342
Operating lease right-of-use assets	20,113	22,230
Construction in progress	69,706	46,062
	1,159,237	1,091,395
Less accumulated depreciation and amortization	(360,603)	(327,984)
Property and equipment, net	$798,634	$763,411
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. During the year ended December 31, 2024, we capitalized $4.9 million of land and $19.5 million of building and parking garage. As of September 30, 2025 we have $48.1 million of construction in progress relating to the downtown Wilmington properties.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Royalties	$36,937	$519,881
Clinical related costs	157,684	132,446
Sales allowances	599,863	438,053
Sales and marketing	48,912	33,439
Accrued taxes	5,512	23,781
Operating lease liabilities	5,895	5,583
Other current liabilities	93,636	58,865
Total accrued and other current liabilities	$948,439	$1,212,048
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
In addition, on May 12, 2024, we entered into a separate stock purchase agreement with Julian C. Baker (a member of our Board of Directors), Felix J. Baker, and entities affiliated with Julian C. and Felix J. Baker, including funds advised by Baker Bros. Advisors LP (collectively, the “Baker Entities”), to repurchase up to $328.0 million of our common stock. This would enable the Baker Entities to maintain their ownership level as of May 9, 2024 of approximately 16.4% of Incyte’s outstanding common stock. The Baker Entities purchase was to be at the same price per share as was determined and paid in the tender offer. On June 26, 2024, we repurchased 5,459,183 shares at a price of $60.00 per share for an aggregate price of approximately $328.0 million pursuant to the terms of the stock purchase agreement with the Baker Entities.

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
A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 per share for an aggregate purchase price of approximately $2.0 billion. We incurred $24.4 million in fees and expenses associated with the share repurchase, which included $19.1 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We paid the excise tax in April 2025. These costs are recognized within (accumulated deficit) retained earnings on the condensed consolidated balance sheet as of September 30, 2025 as costs to repurchase our common stock. The purchased shares were cancelled and ceased to be outstanding.
Note 12. Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Gain (Loss)
Balances at January 1, 2025	$26,457	$346	$(39,924)	$(13,121)
Other comprehensive income before reclassifications	24,661	1,342	—	26,003
Net amount reclassified from accumulated other comprehensive loss	—	—	1,673	1,673
Net other comprehensive income	24,661	1,342	1,673	27,676
Balances at September 30, 2025	$51,118	$1,688	$(38,251)	$14,555

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Gain (Loss)
Balances at January 1, 2024	$44,181	$(149)	$(30,926)	$13,106
Other comprehensive (loss) income before reclassifications	(2,185)	3,463	—	1,278
Net amount reclassified from accumulated other comprehensive loss	—	—	1,271	1,271
Net other comprehensive (loss) income	(2,185)	3,463	1,271	2,549
Balances at September 30, 2024	$41,996	$3,314	$(29,655)	$15,655

Note 13. Stock Compensation
We recorded $61.6 million and $187.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. We recorded $77.9 million and $194.3 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $39.7 million, $114.1 million, $45.8 million and $117.1 million for the three and nine months ended September 30, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $21.0 million, $70.5 million, $31.5 million and $75.6 million for the three and nine months ended September 30, 2025 and 2024, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of product revenues of $0.9 million, $2.6 million, $0.6 million and $1.6 million respectively, for the three and nine months ended September 30, 2025 and 2024.
Additionally, as described in Note 6, as part of the Escient acquisition, during the nine months ended September 30, 2024, we recognized related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Average risk-free interest rates	3.99%	4.18%	4.13%	4.15%	3.83%	4.38%	4.03%	4.96%
Average expected life (in years)	5.17	5.17	5.01	5.02	0.50	0.50	0.50	0.50
Volatility	29%	29%	29%	30%	32%	28%	35%	24%
Weighted-average fair value (in dollars)	$23.58	$21.54	$23.45	$21.02	$14.72	$12.11	$14.95	$11.27
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2024	12,777,974	$83.45
Options granted	1,331,262	$71.04
Options exercised	(667,616)	$71.32
Options cancelled	(590,480)	$82.55
Balance at September 30, 2025	12,851,140	$82.83

Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2024	8,656,803	$67.81
RSUs granted	3,422,768	$68.71
PSUs granted	873,728	$56.72
Additional PSUs earned	32,148	$70.45
RSUs released	(2,500,344)	$71.11
PSUs released	(143,776)	$77.67
RSUs cancelled	(341,581)	$67.18
PSUs cancelled	(124,489)	$75.76
Balance at September 30, 2025	9,875,257	$66.59
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to six years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and nine months ended September 30, 2025 we recorded $2.6 million and $12.6 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024 we recorded $12.3 million and $19.2 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.

The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Previously, each RSU and PSU grant reduced the available share pool by 2 shares. In June 2025, our stockholders approved an amendment to the 2010 Stock Plan to remove the fungible ratio, and all awards granted under the 2010 Stock Plan after June 10, 2025, the date of our latest annual meeting, will reduce the share reserve on a one-for-one basis. If awards granted under the 2010 Stock Plan on or prior to June 10, 2025 expire, become unexercisable or are forfeited or repurchased after that date, the shares that were subject to those awards will become available for future grant only on a one-for-one basis, even if the original award was a full value award that reduced the share reserve on a two-for-one basis. The 2024 Inducement Plan was amended in June 2025 to remove the provision that stated that any shares issued in connection with awards other than options and stock appreciation rights will be counted against the authorized share limitation as 2.0 shares for every one share so issued and, as a result, all awards granted under the 2024 Inducement Plan will reduce the share reserve thereunder on a one-for-one basis.

Shares Available for Grant
Balance at December 31, 2024	4,013,611
Additional authorization - 2010 Stock Plan	8,500,000
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted and issuance of shares for services rendered	(6,140,010)
Options, RSUs and PSUs cancelled	1,217,120
Fungible ratio change adjustments	282,731
Balance at September 30, 2025	8,873,452
We estimate an annualized forfeiture rate for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of September 30, 2025, was $25.6 million, which is expected to be recognized over the weighted average period of approximately 1.4 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2025, was $299.9 million, which is expected to be recognized over the weighted average period of approximately 1.8 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2025, was $43.9 million, which is expected to be recognized over the weighted average period of 2.4 years, should the underlying performance conditions be deemed probable of achievement.
Note 14. Income Taxes
For the three and nine months ended September 30, 2025 and 2024, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before provision for income taxes	$482,308	$156,524	$1,274,510	$2,906
Provision for income taxes	58,139	50,068	287,139	171,503

Effective tax rate	12.1%	32.0%	22.5%	5,901.7%
Our effective tax rate for the three months ended September 30, 2025 is lower than the U.S. statutory rate primarily due to a net decrease in our valuation allowance against certain U.S. federal deferred tax assets, resulting from the recently enacted U.S. tax law changes described below. Our effective tax rate for the nine months ended September 30, 2025 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations, the foreign derived intangible income deduction and a decrease in a prior year valuation allowance against certain U.S. federal deferred tax assets, resulting from the recently enacted U.S. tax law changes.

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
The effective tax rate for the three months ended September 30, 2025 was favorable as compared to the three months ended September 30, 2024 primarily due to the decrease in the valuation allowance against certain U.S. Federal deferred tax assets, resulting from recently enacted U.S. tax law changes described below. The effective tax rate for the nine months ended September 30, 2025 was favorable as compared to the nine months ended September 30, 2024 primarily due to the non-deductible charge associated with the Escient acquisition in the prior year period.
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
The Organization for Economic Cooperation and Development Pillar 2 guidelines, supported by over 130 countries worldwide, establish a 15% global minimum tax on adjusted financial results. Pillar 2 legislation has been enacted in multiple jurisdictions in which we operate and became effective beginning in 2024. We have evaluated the impact of Pillar 2 on our business, and determined there are no material impacts on our effective tax rate at this time. We will continue to monitor additional enactments and guidance as they occur and assess any future impacts in the period they become effective.
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
Under ASC 740, entities are required to recognize the impact of new income tax legislation in the period of enactment. We continue to evaluate the OBBBA’s various provisions and elections, including their expected favorable impact on our effective tax rate and the realizability of deferred tax assets, and have reflected an estimate of these effects in our financial statements for the period ending September 30, 2025.

Note 15. Net Income (Loss) Per Share
Net income (loss) per share was calculated as follows for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss)	$424,169	$106,456	$987,371	$(168,597)

Weighted average common shares outstanding	195,670	192,629	194,459	211,763

Basic net income (loss) per share	$2.17	$0.55	$5.08	$(0.80)

Diluted net income (loss)	$424,169	$106,456	$987,371	$(168,597)

Weighted average common shares outstanding	195,670	192,629	194,459	211,763
Dilutive stock options and awards	5,759	3,209	4,946	—
Weighted average shares used to compute diluted net income (loss) per share	201,429	195,838	199,405	211,763

Diluted net income (loss) per share	$2.11	$0.54	$4.95	$(0.80)
All stock options and stock awards were excluded from the diluted share calculation for the nine months ended September 30, 2024 because their effect would have been anti-dilutive, as we were in a net loss position. The potential common shares that were excluded from the diluted net income (loss) per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options and awards	8,111,846	13,067,516	11,064,833	16,881,330
Note 16. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2025 was $5.8 million and $17.3 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2024 was $5.2 million and $15.8 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$4,068	$2,537	$11,674	$7,815
Interest cost	489	750	1,402	1,977
Expected return on plan assets	(1,867)	(1,871)	(5,358)	(5,315)
Amortization of prior service cost	228	217	648	624
Amortization of actuarial losses	357	167	1,025	647
Net periodic benefit cost	$3,275	$1,800	$9,391	$5,748
The components of net periodic benefit cost other than the service cost component are included in Other, net on the condensed consolidated statements of operations. We expect to contribute a total of $10.1 million to the pension plans in 2025 inclusive of the amounts contributed to the plan during the current period.
Note 17. Commitments and Contingencies
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings and were in compliance with all covenants under this facility.
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

We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2025, we have accrued approximately $188.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2025 is approximately 6.8%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, we have various patent disputes and litigation initiated by us related to potential generic or other competition for our products, as described under Part II, Item 1A. “Risk Factors—Risks Relating to Commercialization of Our Products— Competition for our products could harm our business and result in a decrease in our revenue” below. Additionally, as described in Note 8, we entered into a settlement and license agreement with Sun, resolving patent infringement litigation related to Leqselvi (deuruxolitinib).
Note 18. Segment Information
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

Net income for our segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues, net	$1,149,856	$962,992	$3,131,544	$2,599,481
Product royalty revenues	171,124	156,879	452,863	420,038
Milestone and contract revenues	45,000	18,000	50,000	43,000
Total revenues	1,365,980	1,137,871	3,634,407	3,062,519

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	99,001	85,993	250,955	223,583
Contract dispute settlement	—	—	(242,251)	—
Research and development - internal[1]	250,140	250,477	715,171	707,208
Research and development - external[2]	256,344	222,697	695,459	652,805
Other research and development[3]	100	100,000	28,150	780,801
Sales and marketing	272,302	241,880	786,265	687,896
General and administrative	56,779	67,329	199,529	227,551
(Gain) loss on change in fair value of acquisition-related contingent consideration	(12,204)	23,410	22,129	23,847
(Profit) and loss sharing under collaboration agreements	—	—	—	(1,025)
Other segment items[4]	19,349	39,629	191,629	(71,550)
Net income (loss)	$424,169	$106,456	$987,371	$(168,597)
1.Research and development - internal is comprised of internally generated costs such as salaries, travel, regulatory costs, lab costs, contracting, etc.
2.Research and development - external is comprised of specific program spend with external vendors (i.e. contract manufacturing organizations, contract research organizations and lab vendors for clinical, technical operations and toxicology services).
3.Other research and development is comprised of all other costs including certain one-time costs resulting from the acquisition of IPR&D assets and one-time development milestone expenses.
4.Other segment items is comprised of interest income, interest expense, realized and unrealized (gain) loss on equity investments, other, net, and provision for income taxes.
Total Revenues by Geographic Location
Total revenues by geographic region consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,261,261	$1,070,040	$3,375,171	$2,887,233
Europe	100,306	66,464	247,744	171,581
Other countries	4,413	1,367	11,492	3,705
Total revenues	$1,365,980	$1,137,871	$3,634,407	$3,062,519

Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$477,059	$474,095
Switzerland	308,107	277,623
Other countries	13,468	11,693
Total property and equipment, net	$798,634	$763,411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 previously filed with the SEC.
Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include, among other things, statements as to:
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
•the timing, structure and size of our clinical trials; the compounds expected to enter clinical trials; the timing of clinical trial results;
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
•plans for our manufacturing operations, including plans to use third-party manufacturers;
•expected expenses and expenditure levels; expected uses of cash; expectations with respect to the need or ability to raise additional capital; expected revenues and sources of revenues; expectations with respect to inventory;
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
These forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected and include, but are not limited to:
•our ability to discover, develop, formulate, manufacture and successfully commercialize our drug products and drug candidates;
•our ability to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations;
•risks relating to changes in pricing and reimbursement in the markets in which we compete;
•our ability to establish and maintain effective sales, marketing and distribution capabilities;
•our ability to obtain and maintain regulatory approvals to market our products;
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
•the impact of technological advances and competition to develop and commercialize similar drug products, including potential generic competition;
•our ability to obtain and maintain patent protection and freedom to operate for our discoveries and to continue to be effective in prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights;
•the impact of changing laws on our patent portfolio;
•developments in, and expenses relating to, litigation and governmental proceedings;
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
•risks related to public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine and conflicts in the Middle East; and
•the risks set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. “Risk Factors” of this report before deciding whether to invest in our company.
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
We are focused in two therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. One therapeutic area is Hematology/Oncology, which comprises Myeloproliferative Neoplasms (“MPNs”), Graft-Versus-Host Disease (“GVHD”), solid tumors and hematologic malignancies. The other therapeutic area is Inflammation and Autoimmunity (“IAI”), which includes our Dermatology franchise. We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.
Hematology and Oncology
Our hematology and oncology franchise comprises six approved products, which are JAKAFI (ruxolitinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab), PEMAZYRE (pemigatinib), ICLUSIG (ponatinib), ZYNYZ (retifanlimab-dlwr), and NIKTIMVO (axatilimab-csfr), as well as numerous clinical development programs.
Approved Products
JAKAFI (ruxolitinib)
JAKAFI (ruxolitinib) is our first product to be approved for sale in the United States. JAKAFI is the most advanced compound in our janus associated kinase (“JAK”) program and is an oral JAK1 and JAK2 inhibitor. It was approved by the U.S. Food and Drug Administration (“FDA”) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis (“MF”); in December 2014 for the treatment of adults with polycythemia vera (“PV”) who have had an inadequate response to or are intolerant of hydroxyurea; in May 2019 for the treatment of steroid-refractory acute GVHD in adult and pediatric patients 12 years and older; and in September 2021 for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. MF and PV are both MPNs, a group of rare blood cancers, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant. Under our collaboration agreement with our collaboration partner Novartis Pharmaceutical International Ltd. (“Novartis”), Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI.
JAKAFI was the first FDA-approved JAK inhibitor for any indication, was the first FDA-approved product in MF, PV and steroid-refractory acute GVHD, and was recently approved in steroid-refractory chronic GVHD. JAKAFI remains the first-line standard of care in MF and remains the only FDA-approved product for steroid-refractory acute GVHD. The FDA has granted JAKAFI orphan drug status for MF, PV and GVHD. In addition, ruxolitinib phosphate qualifies for the Small Biotech Exception from the Centers for Medicare and Medicaid Services (“CMS”) under the Inflation Reduction Act.
JAKAFI is distributed primarily through a network of specialty pharmacy providers and wholesalers that allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient's pharmacy. Our distribution process uses a model that is well established and familiar to physicians who practice within the oncology field.
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

MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG (“MorphoSys”) entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (MOR208), an Fc-engineered antibody against CD19. Under the terms of the collaboration and license agreement, we received rights to co-commercialize tafasitamab in the United States with MorphoSys, and exclusive development and commercialization rights outside of the United States. As more fully described in Note 6 of Notes to the Condensed Consolidated Financial Statements, in February 2024, we entered into a purchase agreement with MorphoSys, and as a result, we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.
In July 2020, the FDA approved MONJUVI (tafasitamab-cxix), in combination with lenalidomide, for the treatment of adult patients with relapsed or refractory (“r/r”) diffuse large B-cell lymphoma (“DLBCL”) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (“ASCT”). In August 2021, the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab), in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with r/r DLBCL who are not eligible for ASCT. In June 2025, MONJUVI (tafasitamab-cxix) was approved by the FDA for the treatment of adult patients with r/r follicular lymphoma (“FL”) in combination with rituximab and lenalidomide.
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
In March 2021, PEMAZYRE was approved by the Japanese Ministry of Health, Labour and Welfare (“MHLW”) for the treatment of patients with unresectable biliary tract cancer with an FGFR2 fusion gene, worsening after cancer chemotherapy, and was approved by the European Commission for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that has progressed after at least one prior line of systemic therapy. In July 2021, the UK’s National Institute for Health and Care Excellence (“NICE”) recommended PEMAZYRE for patients with cholangiocarcinoma with a FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy. NICE’s guidance enables all eligible patients in England and Wales to have access to PEMAZYRE through the National Health Service. In March 2022, PEMAZYRE was approved by the National Medical Products Administration of the People’s Republic of China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or rearrangement as confirmed by a validated diagnostic test that has progressed after at least one prior line of systemic therapy.
In August 2022, PEMAZYRE was approved by the FDA as the first and only targeted treatment for myeloid/lymphoid neoplasms (“MLNs”) with FGFR1 rearrangement. In March 2023, PEMAZYRE was approved by the MHLW for the treatment of MLNs with FGFR1 fusion.
ICLUSIG (ponatinib)
In June 2016, we acquired the European operations of ARIAD Pharmaceuticals, Inc., and obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib), a kinase inhibitor, in Europe and other select countries. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (“CML”) and Philadelphia-chromosome positive acute lymphoblastic leukemia (“Ph+ ALL”).
In the European Union, ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib, who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation, or the treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.

ZYNYZ (retifanlimab-dlwr)
In October 2017, we and MacroGenics, Inc. (“MacroGenics”), announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), a humanized monoclonal antibody targeting programmed death receptor-1 (PD-1). Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications.
In March 2023, the FDA approved ZYNYZ (retifanlimab-dlwr) under accelerated approval for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma (“MCC”). In April 2024, the European Commission approved ZYNYZ (retifanlimab) as a monotherapy for the first-line treatment of adult patients with metastatic or recurrent locally advanced MCC not amenable to curative surgery or radiation therapy.
In May 2025, the FDA approved ZYNYZ (retifanlimab-dlwr) for the treatment of adult patients with advanced squamous cell anal cancer (“SCAC”) in combination with chemotherapy and as a single agent. We have submitted a Type II variation Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) and a Japanese New Drug Application for retifanlimab in advanced SCAC.
NIKTIMVO (axatilimab-csfr)
In September 2021, we and Syndax Pharmaceuticals, Inc. announced an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody.
In August 2024, the FDA approved NIKTIMVO (axatilimab-csfr) for the treatment of chronic GVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients. NIKTIMVO is the first approved anti-CSF-1R antibody targeting the drivers of inflammation and fibrosis seen in chronic GVHD. The U.S. commercial launch of NIKTIMVO commenced in January 2025. Also in January 2025, the FDA approved two smaller vial sizes (9mg and 22mg) of NIKTIMVO to facilitate patient dosing and limit product waste.
Clinical Programs in Hematology and Oncology
Ruxolitinib XR
We are developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and in combinations. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (“QD”) extended release (“XR”) formulation at the European Hematology Association (“EHA”) Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter (“CRL”) for ruxolitinib XR tablets for QD use in the treatment of certain types of MF, PV and GVHD. In December 2023, we received FDA feedback and agreed on the requirements to address the CRL. In early 2025, we announced that a bioequivalence study of ruxolitinib XR was completed and met the bioequivalence criteria set by the FDA. These data are anticipated to be submitted to the FDA, in response to the CRL, by year-end 2025.
INCB57643 (BET inhibitor)
INCB057643 is a small-molecule inhibitor of BET that was being evaluated as monotherapy and in combination with ruxolitinib in patients with advanced malignancies. In October 2025, development for INCB57643 was discontinued.
INCA033989 (mutCALR)
In June 2025, data from our Phase 1 study evaluating INCA033989, an Incyte-discovered, investigational novel anti-mutant calreticulin (“CALR”)-targeted monoclonal antibody, in mutCALR positive patients with essential thrombocythemia were presented during a late-breaking session at the 2025 EHA Congress in Milan, Italy. The data showed rapid and durable normalization of platelet counts across all dose levels and importantly, a reduction in peripheral blood mutCALR variant allele frequency correlating with hematologic response. INCA033989 was well tolerated with a favorable safety profile with no dose limiting toxicities reported. Together, the data demonstrates the potential for INCA033989 to modify disease by directly inhibiting and eliminating oncogenic mutCALR cells, while sparing healthy cells and restoring normal blood cell production. The Phase 1 data in patients with MF as monotherapy and in combination with ruxolitinib are anticipated in the second half of 2025.

In October 2025, we announced a strategic partnership with Enable Injections, Inc. (“Enable”) to develop and commercialize specific assets in our portfolio, including INCA033989, with Enable’s enFuse® on-body delivery system. Under the terms of the agreement, we will obtain a worldwide, exclusive license to use the enFuse technology with INCA033989 in essential thrombocythemia and MF, with the potential to expand to additional assets and indications.
Other Clinical Programs
INCB160058 (JAK2V617Fi)
We initiated a Phase 1 study of INCB160058, an Incyte-discovered, investigational novel potent and selective JAK2 pseudokinase domain binder with potential to be a disease modifying therapeutic, in the first quarter of 2024. In preclinical studies, INCB160058 inhibited cytokine independent activity of JAK2V617F while sparing WT JAK2.
Tafasitamab
Tafasitamab is an anti-CD19 antibody and is being investigated as a therapeutic option in B cell malignancies in a number of ongoing and planned combination trials. The open-label Phase 2 combination trial (L-MIND) is investigating the safety and efficacy of tafasitamab in combination with lenalidomide in patients with r/r DLBCL and the ongoing Phase 3 B-MIND trial is assessing the combination of tafasitamab and bendamustine versus rituximab and bendamustine in r/r DLBCL. firstMIND is a Phase 1b safety trial of tafasitamab as a first-line therapy for patients with DLBCL, and frontMIND is an ongoing placebo-controlled Phase 3 trial evaluating tafasitamab in combination with lenalidomide added to rituximab plus chemotherapy as a first-line therapy for patients with DLBCL.
Retifanlimab
We are conducting two Phase 3 clinical studies evaluating retifanlimab, a humanized monoclonal antibody targeting PD-1, in SCAC and non-small cell lung cancer (“NSCLC”). POD1UM-303/InterAACT2 is a Phase 3, global, multicenter, randomized, double-blind study evaluating carboplatin-paclitaxel with retifanlimab or placebo in patients with inoperable locally recurrent or metastatic SCAC who have not previously been treated with chemotherapy. POD1UM-304 is a Phase 3, global, multicenter, randomized, double-blind study evaluating platinum-based chemotherapy with retifanlimab or placebo in patients with first-line, metastatic squamous or nonsquamous NSCLC.
In July 2024, we announced that both trials met their respective primary endpoints. In September 2024, we presented late-breaking Phase 3 results showing that the Phase 3 POD1UM-303/InterAACT2 trial for retifanlimab met the primary endpoint of progression free survival and demonstrated improvement across key secondary endpoints in patients with SCAC receiving retifanlimab in combination with platinum-based chemotherapy (carboplatin-paclitaxel).
INCB123667 (CDK2)
INCB123667 is a novel, potent and selective oral small molecule inhibitor of serine threonine kinase (“CDK2”) which has been shown to suppress tumor growth as monotherapy and in combination with standard of care, in Cyclin E amplified tumor models, in vivo. We are evaluating INCB123667 in a Phase 1 clinical trial in patients with advanced malignancies including CCNE1 high TNBC and HR+HER2- tumors post-CDK4/6 inhibitors.
In September 2024, we presented initial data from the Phase 1 CDK2 inhibitor program at the 2024 European Society of Medical Oncology (“ESMO”) Congress. Phase 1 data of INCB123667 were presented demonstrating single-agent antitumor activity across a range of doses and regimens, notably in patients with ovarian cancer and endometrial cancer whose tumors overexpress Cyclin E1. The Phase 1 trial is ongoing with INCB123667 in combination with other agents. In September 2025, a Phase 2 single-arm study of INCB123667 (CDK2i) in patients with platinum-resistant ovarian cancer (PROC) with Cyclin E1 overexpression was initiated. A Phase 3, randomized, open-label study of INCB123667 versus investigator’s choice chemotherapy in patients with PROC with Cyclin E1 overexpression is planned to initiate by year-end 2025.

Select Earlier-Stage Development Programs in Hematology and Oncology
INCB161734 (KRAS G12D)
INCB161734 is a potent, selective and orally bioavailable KRAS G12D inhibitor that is currently being evaluated in a Phase 1 study in patients with locally advanced or metastatic solid tumor with KRASG12D mutation. In October 2025, preliminary data from the ongoing Phase 1 study were presented at the 2025 European Society of Medical Oncology (ESMO) Congress. In the study, INCB161734 demonstrated a manageable safety profile and clinical efficacy in heavily pretreated pancreatic ductal adenocarcinoma (PDAC) patients with a KRASG12D mutation. Based upon these results, we intend to continue further development of INCB161734.
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody that has been engineered to avoid the known toxicity of broad TGFβ pathway blockade. INCA33890 has a 10-fold higher binding affinity for PD-1 relative to TGFβR2, and specifically blocks TGFβ signaling in cells co-expressing PD-1. In July 2023, we initiated a Phase 1 study evaluating INCA33890 in patients with select advanced/metastatic solid tumors. In October 2025, data from the ongoing Phase 1 study evaluating were presented at the 2025 ESMO Congress. In the study, INCA33890 demonstrated clinical efficacy across multiple tumors, including microsatellite stable colorectal cancer (MSS CRC) in patients with and without active liver metastases. INCA33890 was generally well tolerated and evaluation of INCA33890 in combination with standard of care (SoC) treatments in patients with metastatic CRC is ongoing. Based on these initial findings, we plan to initiate a registrational program evaluating INCA33890 in MSS CRC in 2026.
Inflammation and AutoImmunity
Incyte Dermatology launched its first approved product, OPZELURA (ruxolitinib) cream, in October 2021. OPZELURA subsequently was approved by the FDA and European Commission for vitiligo in July 2022 and April 2023, respectively. Our IAI efforts also include numerous clinical development programs.
OPZELURA (ruxolitinib) cream
Atopic Dermatitis. In September 2021, the FDA approved OPZELURA (ruxolitinib) cream, a novel cream formulation of Incyte’s selective JAK1/JAK2 inhibitor ruxolitinib, for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis (“AD”) in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable. AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin.
In September 2025, the FDA approved the supplemental New Drug Application (“sNDA”) for OPZELURA for the short-term and non-continuous chronic treatment of mild to moderate AD in non-immunocompromised children two years of age and older whose disease is not well controlled with topical prescription therapies, or when those therapies are not recommended.
Vitiligo. In July 2022, the FDA approved OPZELURA for the topical treatment of nonsegmental vitiligo in adult and pediatric patients 12 years of age and older. OPZELURA was approved for continuous use and no limits to duration as a treatment for nonsegmental vitiligo. Vitiligo is a chronic autoimmune depigmenting skin disease characterized by patches of the skin losing their pigment. OPZELURA is the first and only FDA approved treatment for repigmentation of vitiligo lesions.
In April 2023, the European Commission approved OPZELURA for the topical treatment of nonsegmental vitiligo with facial involvement in adults and adolescents 12 years and older following a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”). In October 2024, OPZELURA cream 1.5% was granted a Notice of Compliance by Health Canada for the topical treatment of both mild to moderate AD and nonsegmental vitiligo in patients 12 years of age and older.

Clinical Programs in Dermatology
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain dermatologic conditions, including pediatric AD, vitiligo, hidradenitis suppurativa (“HS”) and prurigo nodularis (“PN”).
Atopic Dermatitis. In July 2025, we announced positive topline results from the Phase 3 (TRuE-AD4) study evaluating ruxolitinib cream in adult patients with moderate atopic dermatitis. The study met the co-primary endpoints at Week 8, with a statistically significant proportion of patients achieving both Investigator’s Global Assessment Treatment Success and EASI75, which is defined as a 75% or greater improvement in the Eczema Area Severity Index score from baseline. In addition, the study met all key secondary endpoints. Ruxolitinib cream was well tolerated with no new safety signals.
Hidradenitis Suppurativa. In January 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in HS. Ruxolitinib 1.5% cream twice daily met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile. In June 2025, two Phase 3 studies (TRuE-HS2 and TRuE-HS2) evaluating ruxolitinib cream in mild to moderate HS were initiated.
Prurigo Nodularis. In March 2025, results from two Phase 3 studies (TRuE-PN1 and TRuE-PN2) evaluating ruxolitinib cream in patients with PN were presented in a late-breaking oral session at the American Academy of Dermatology annual meeting. The TRuE-PN1 study met the primary endpoint of a > 4-point improvement from baseline in Worst-Itch Numeric Rating Scale at Week 12 and all key secondary endpoints. The TRuE-PN2 study did not reach statistical significance for the primary endpoint, resulting in the key secondary endpoints with nominal p-values. These key secondary endpoints still demonstrate positive trends for ruxolitinib cream 1.5% versus vehicle. These data will inform planned discussions with regulatory authorities on submission.
Povorcitinib
We also are developing povorcitinib, which is an oral small molecule selective JAK1 inhibitor. Povorcitinib is undergoing evaluation in patients with HS, nonsegmental vitiligo, PN, asthma and chronic spontaneous urticaria (“CSU”).
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
In September 2025, additional data from the STOP-HS1 and STOP-HS2 studies were presented at the European Association of Dermatology and Venereology (EADV) Annual Meeting. In the studies, povorcitinib demonstrated sustained improvements in symptoms for patients with active moderate to severe hidradenitis suppurativa (HS) through 24 weeks. These data support the planned regulatory submissions of povorcitinib for the treatment of HS in 2025 and 2026.
Nonsegmental Vitiligo. In March and October 2023, we presented results from the Phase 2b clinical trial evaluating povorcitinib in patients with extensive nonsegmental vitiligo which demonstrated that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation, as measured by total Vitiligo Area Scoring Index.
Prurigo Nodularis. In October 2023, we announced that the Phase 2, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with PN had met its primary endpoint. In October 2024, following the positive Phase 2 results, two Phase 3 studies in patients with PN were initiated.

Asthma and Chronic Spontaneous Urticaria (CSU). In July 2023, we initiated a Phase 2 trial evaluating povorcitinib in patients with moderate to severe uncontrolled asthma. Data from this proof-of-concept study is anticipated in 2026.
In April 2025, we announced positive topline results from the Phase 2 study evaluating povorcitinib in patients with CSU. The study met the primary endpoint at Week 12 of change from baseline in the Urticaria Activity Score summed over 7 days. Povorcitinib was well tolerated with no new safety signals observed. In October 2025, we decided not to pursue further development of povorcitinib in CSU to prioritize other programs.
Other Clinical Programs
INCA034460 (anti-CD122)
In November 2022, we acquired Villaris Therapeutics, Inc., an asset-centric biopharmaceutical company focused on the development of novel antibody therapeutics for vitiligo. INCA034460 is a novel, humanized anti-IL-15Rβ monoclonal antibody designed to target and deplete autoreactive tissue resident memory T cells that has demonstrated efficacy as a treatment for vitiligo in preclinical models. In October 2025, we paused further development of INCA034460.
INCB00928 (zilurgisertib)
In May 2022, we initiated a Phase 2 trial evaluating zilurgisertib (INCB00928) in patients with fibrodysplasia ossificans progressiva (“FOP”), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to zilurgisertib as a treatment for patients with FOP.
Collaborative Partnered Programs
As described below under “License Agreements and Business Relationships,” we are eligible for milestone payments and royalties on certain products that we licensed to third parties. These include OLUMIANT (baricitinib), which is licensed to our collaborative partner Eli Lilly and Company (“Lilly”), and JAKAVI (ruxolitinib) and TABRECTA (capmatinib), which are licensed to Novartis.
Baricitinib
We have a second JAK1 and JAK2 inhibitor, baricitinib, which is subject to our collaboration agreement with Lilly, in which Lilly received exclusive worldwide development and commercialization rights to the compound for inflammatory and autoimmune diseases.
Rheumatoid Arthritis. In February 2017, the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis in adult patients who have responded inadequately to, or who are intolerant to, one or more disease-modifying antirheumatic drugs. In July 2017, the MHLW granted marketing approval for OLUMIANT for the treatment of rheumatoid arthritis (including the prevention of structural injury of joints) in patients with inadequate response to standard-of-care therapies. In June 2018, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more TNF inhibitor therapies.
Atopic Dermatitis. Lilly has conducted a Phase 2a trial and a Phase 3 program to evaluate the safety and efficacy of baricitinib in patients with moderate-to-severe AD. In October 2020, the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe AD in adult patients who are candidates for systemic therapy. In December 2020, baricitinib was approved by the MHLW for the treatment of patients with moderate-to-severe AD.
Alopecia Areata. In June 2022, the FDA approved 2mg, and 4mg doses of OLUMIANT for the treatment of adults with severe alopecia areata, an autoimmune disorder in which the immune system attacks the hair follicles causing hair loss in patches, becoming the first and only systemic treatment in the indication. In June 2022, OLUMIANT was approved as a treatment for alopecia areata in Europe and Japan.

COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19. The FDA’s Emergence Use Authorization provides for the use of baricitinib for the treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (“ECMO”). In June 2022, the FDA approved baricitinib as OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or ECMO.
Type 1 Diabetes. In October 2025, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus.
Capmatinib
Capmatinib is a potent and highly selective mesenchymal-epithelial-transition factor gene (“MET”) inhibitor. The investigational compound has demonstrated inhibitory activity in cell-based biochemical and functional assays that measure MET signaling and MET dependent cell proliferation, survival and migration. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, NSCLC and other solid tumors, and may have potential utility as a combination agent.
In May 2020, the FDA approved capmatinib as TABRECTA for the treatment of adult patients with metastatic NSCLC whose tumors have a mutation that leads to MET exon 14 (“METex14”) skipping as detected by an FDA-approved test. TABRECTA is the first and only treatment approved to specifically target NSCLC with this driver mutation and is approved for first-line and previously treated patients regardless of prior treatment type.
In June 2020, the MHLW approved TABRECTA for METex14 mutation-positive advanced and/or recurrent unresectable NSCLC. In April 2022, we and Novartis announced a positive opinion from the CHMP based on data from the Phase 2 GEOMETRY mono-1 study. In June 2022, the European Commission approved capmatinib as TABRECTA as a monotherapy treatment of adults with advanced NSCLC harboring alterations leading to METex14 skipping who require systemic therapy following prior treatment with immunotherapy and/or platinum-based chemotherapy.
Ruxolitinib
Graft-versus-host disease. In March 2022, we and Novartis announced a positive opinion from the CHMP for ruxolitinib in acute and chronic GVHD, based on data from the Phase 3 REACH2 and REACH3 trials. In May 2022, the European Commission approved ruxolitinib as JAKAVI for the treatment of acute or chronic GVHD in patients aged 12 years and older who have inadequate response to corticosteroids or other systemic therapies. In August 2023, Novartis announced that JAKAVI had been approved in Japan for use in GVHD after hematopoietic stem cell transplant.
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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 6 and Note 8 of Notes to the Condensed Consolidated Financial Statements.

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
Lilly
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back up compounds for inflammatory and autoimmune diseases. In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19 and in October 2025, we further amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus. We will receive an upfront payment of $100.0 million in connection with the 2025 amendment, which amendment also restructured the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly. On baricitinib sales for any indication, we are now eligible to receive either a fixed royalty amount or tiered royalties based on a defined level of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Additionally, for the treatment of COVID-19, we still receive a premium on royalties.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2025.
Recent Accounting Pronouncements and Regulatory Updates
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2024, and are applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. We are currently evaluating the impact that ASU No. 2023-09 will have on our income tax disclosures and the method of adoption. ASU No. 2023-09 does not affect our results of operations, financial condition or cash flows.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amended guidance applies to all entities and aims to simplify the estimation of expected credit losses for current accounts receivable and contract assets by providing a practical expedient for all companies and an accounting policy election for non-public companies. The amendments are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods. If electing the practical expedient or accounting policy election (if applicable), entities should apply the amendments in this update prospectively. We are currently evaluating the impact ASU No. 2025-05 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This amended guidance applies to all entities and serves to modernize the accounting for software costs that are accounted for under Subtopic 305-40, Intangibles - Goodwill and Other - Internal-Use Software (referred to as "internal-use software"). The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may adopt the new guidance using a prospective, modified, or retrospective transition approach. We are currently evaluating the impact ASU No. 2025-06 will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This amended guidance applies to all entities and it refines the scope of derivative accounting and clarifies rules for share-based noncash consideration in revenue contracts. Specifically, this update is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities may adopt the new guidance prospectively, or on a modified retrospective basis. We are currently evaluating the impact ASU No. 2025-07 will have on our consolidated financial statements and related disclosures.
Results of Operations
We recorded net income of $424.2 million and basic net income per share of $2.17 and diluted net income per share of $2.11 for the three months ended September 30, 2025, as compared to net income of $106.5 million and basic net income per share of $0.55 and diluted net income per share of $0.54 in the corresponding period in 2024. We recorded net income of $987.4 million and basic net income per share of $5.08 and diluted net income per share of $4.95 for the nine months ended September 30, 2025, as compared to net loss of $168.6 million and basic and diluted net loss per share of $0.80 in the corresponding period in 2024.
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
JAKAFI revenues, net	$791.1	$741.2	$2,264.3	$2,019.0
OPZELURA revenues, net	188.0	139.3	471.2	346.7
ICLUSIG revenues, net	37.6	29.7	99.8	87.0
PEMAZYRE revenues, net	22.7	20.7	63.4	58.6
MINJUVI/MONJUVI revenues, net	42.0	31.4	102.7	86.4
NIKTIMVO revenues, net	45.8	—	95.6	—
ZYNYZ revenues, net	22.7	0.7	34.6	1.8
Total product revenues, net	1,149.9	963.0	3,131.6	2,599.5
JAKAVI product royalty revenues	125.6	115.8	327.5	304.7
OLUMIANT product royalty revenues	37.1	34.8	101.4	97.1
TABRECTA product royalty revenues	6.5	5.9	19.5	16.4
Other product royalty revenues	1.9	0.4	4.4	1.8
Total product royalty revenues	171.1	156.9	452.8	420.0
Milestone and contract revenues	45.0	18.0	50.0	43.0
Total revenues	$1,366.0	$1,137.9	$3,634.4	$3,062.5
The increase in JAKAFI for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 was primarily driven by an increase in paid demand reflecting continued demand growth in all indications. JAKAFI inventory levels were within normal range at the end of the third quarter of 2025.
The increase in OPZELURA net product revenues for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 was primarily due to increased patient demand and refills in the U.S. in both atopic dermatitis and vitiligo. Additionally, $44.4 million of net product revenues during the third quarter of 2025 were from outside of the U.S., driven by continued uptake in France and Italy in vitiligo. OPZELURA inventory levels were within normal range at the end of the third quarter of 2025.

NIKTIMVO net product revenues for the three and nine months ended September 30, 2025 reflects continued strong uptake of the product following its commercial launch during the first quarter of 2025.
The increase in ZYNYZ net product revenue for the three and nine months ended September 30, 2025 was primarily driven by the approval of the product in squamous cell anal carcinoma in the second quarter of 2025.
The increase in total royalty revenues for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 was primarily driven by growth in JAKAVI royalty revenue.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Nine Months Ended September 30, 2025	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2025	$27,440	$382,558	$13,290	$23,013	$446,301
Allowances for current period sales	161,452	1,187,599	113,106	17,323	1,479,480
Allowances for prior period sales	(1,863)	(9,224)	46	(3,928)	(14,969)
Credits/payments for current period sales	(125,985)	(894,152)	(108,721)	(62)	(1,128,920)
Credits/payments for prior period sales	(21,144)	(137,935)	(8,081)	(7,539)	(174,699)
Balance at September 30, 2025	$39,900	$528,846	$9,640	$28,807	$607,193
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of September 30, 2025, we have accrued approximately $188.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending September 30, 2025 is approximately 6.8%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.

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
Our milestone and contract revenues for the three and nine months ended September 30, 2025 and September 30, 2024 were derived from a combination of upfront payments received from our third party collaborators for the transfer of functional intellectual property, as well as developmental milestones received from our third party collaborators.
Cost of Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Product costs	$41.1	$38.2	$99.2	$96.8
Salary and benefits related	5.0	2.6	15.3	7.2
Stock compensation	0.9	0.6	2.6	1.6
Royalty expense	30.8	38.5	90.4	100.5
Profit share	14.3	—	24.6	—
Amortization of definite-lived intangible assets	6.9	6.1	18.9	17.5
Total cost of product revenues	$99.0	$86.0	$251.0	$223.6
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and capitalized milestone payments. The increase in cost of product revenues for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 was driven by growth in net product revenues, the NIKTIMVO profit share and increased manufacturing related costs, partially offset by the impact of the contract dispute settlement with Novartis.
Contract Dispute Settlement
As described further in Note 8 of Notes to the Condensed Consolidated Financial Statements, during May 2025, we and Novartis entered into a settlement agreement with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the our Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our condensed consolidated balance sheet. Under the settlement agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025. The reduced royalty paid for the quarter ended March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in contract dispute settlement on our condensed consolidated statement of operations for the nine months ended September 30, 2025.

Operating Expenses
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Salary and benefits related	$146.9	$131.5	$410.9	$374.7
Stock compensation	39.7	45.8	114.1	117.1
Escient acquisition related compensation expense	—	—	—	11.3
Escient IPR&D expense	—	—	—	679.4
Clinical research and outside services	278.9	351.8	794.7	826.1
Occupancy and all other costs	41.1	44.1	119.1	132.2
Total research and development expenses	$506.6	$573.2	$1,438.8	$2,140.8
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 of Notes to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the second quarter of 2024, we recognized compensation expense in research and development of $11.3 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations.
Research and development expenses for the nine months ended September 30, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition, as described in Note 6 of Notes to the Condensed Consolidated Financial Statements. The decrease in clinical research and outside services expense for the three months ended September 30, 2025 as compared to the corresponding period in 2024, was primarily due to the $100.0 million milestone payment made to MacroGenics during the third quarter of 2024. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.1 million and $28.2 million, respectively, for the three and nine months ended September 30, 2025. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $100.0 million and $101.4 million, respectively, for the three and nine months ended September 30, 2024. Research and development expenses for the three and nine months ended September 30, 2025 and 2024 were net of $4.3 million, $10.8 million, $3.8 million and $25.1 million, respectively, of costs reimbursed by our collaborative partners.
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

Selling, general and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Salary and benefits related	$105.4	$91.7	$297.4	$258.3
Stock compensation	21.0	31.5	70.5	75.6
Escient acquisition related compensation expense	—	—	—	20.2
Other contract services and outside costs	202.7	186.0	617.9	561.3
Total selling, general and administrative expenses	$329.1	$309.2	$985.8	$915.4
The increase in salary and benefits related expense for the three and nine months ended September 30, 2025 as compared to the corresponding period in 2024 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 6 of Notes to the Condensed Consolidated Financial Statements, as part of the Escient acquisition, during the second quarter of 2024, we recognized compensation expense in selling, general and administrative expenses of $20.2 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our condensed consolidated statements of operations. The increase in other contract services and outside costs for the three months ended September 30, 2025, as compared to the corresponding period in 2024, was primarily due to international marketing activities to support product launches.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2025 was a gain of $12.2 million and loss of $22.1 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2024 was a loss of $23.4 million and $23.8 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2025 and 2024 was due primarily to updated projections of future net revenues of Iclusig, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
Non-operating Income and Expenses
Interest income
Interest income for the three and nine months ended September 30, 2025 was $26.8 million and $74.8 million, respectively. Interest income for the three and nine months ended September 30, 2024 was $19.3 million and $107.5 million, respectively. The increase in Interest income for the three months ended September 30, 2025 is primarily due to higher cash and cash equivalent balances in the third quarter of 2025 as compared to the corresponding period in 2024, and the decrease in Interest income for the nine months ended September 30, 2025 is primarily due to lower interest rates in 2025 and to a lesser extent, lower average cash balances as compared to the corresponding periods in 2024.

Gain (loss) on equity investments
Gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Agenus	$—	$(6.8)	$—	$(6.7)
Merus	—	(4.1)	—	106.1
MorphoSys	—	—	—	30.7
Syndax	8.6	(1.9)	3.1	(3.4)
Other	—	(0.2)	—	(0.5)
Total gain (loss) on equity investments	$8.6	$(13.0)	$3.1	$126.2
Provision for income taxes
The provision for income taxes for the three and nine months ended September 30, 2025 was $58.1 million and $287.1 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2024 was $50.1 million and $171.5 million, respectively.
Our effective tax rate for the three months ended September 30, 2025 is lower than the U.S. statutory rate primarily due to a net decrease in our valuation allowance against certain U.S. federal deferred tax assets, resulting from the recently enacted U.S. tax law changes, as more fully described in Note 14 of Notes to the Condensed Consolidated Financial Statements. Our effective tax rate for the nine months ended September 30, 2025 was higher than the U.S. statutory rate primarily due to an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations, the foreign derived intangible income deduction and a decrease in a prior year valuation allowance against certain U.S. federal deferred tax assets, resulting from the recently enacted U.S. tax law changes.
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
Liquidity and Capital Resources
At September 30, 2025, we had available cash, cash equivalents and marketable securities of $2.9 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $870.2 million and net cash used in operating activities for the nine months ended September 30, 2024 was $45.9 million. The increase in cash provided by operating activities was due primarily to the changes in net income as a result of the contract dispute settlement during the second quarter of 2025 and the Escient acquisition during the second quarter of 2024 and changes in working capital.

Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of long term investments. Net cash used in investing activities was $65.2 million for the nine months ended September 30, 2025, which primarily represented purchases of marketable securities of $212.9 million, capital expenditures of $37.0 million and payments for intangible assets of $25.0 million, offset in part by maturities of marketable securities of $209.6 million. Net cash provided by investing activities was $179.0 million for the nine months ended September 30, 2024, which primarily represented sales of equity investments of $282.9 million and maturities of marketable securities of $207.9 million, offset in part by purchases of marketable securities of $229.0 million, capital expenditures of $68.9 million and payments for intangible assets of $13.9 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash used in financing activities was $36.7 million for the nine months ended September 30, 2025, primarily representing the $19.1 million paid for excise taxes relating to the June 2024 share repurchase, cash paid for tax withholdings related to restricted and performance share vesting and cash paid to ARIAD/Takeda for contingent consideration, partially offset by proceeds from issuance of common stock under our stock plans. Net cash used in financing activities was $2.04 billion for the nine months ended September 30, 2024 and was primarily driven by expenditures associated with the share repurchase of $2.00 billion.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 17 of Notes to the Condensed Consolidated Financial Statements.
The enactment of the One Big Beautiful Bill Act on July 4, 2025 modified key provisions of the Tax Cuts and Jobs Act of 2017. The change related to the expensing of domestic research costs will materially reduce our U.S. tax liabilities in 2025 and 2026. We continue to evaluate the impacts of the modified provisions and have reflected an estimate in our financial statements for the period ending September 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2025, marketable securities were $474.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2025, the decline in fair value would not be material.

To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our (loss) gain on equity investments will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 17 to our Condensed Consolidated Financial Statements included in this report.
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

Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application, or ANDA, or an New Drug Application, or NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received a notice letter from each of Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc. and Granules India Ltd. notifying us that it has filed an ANDA containing a paragraph IV certification seeking approval to market a generic version of JAKAFI and purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex regarding its filing of a NDA pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and purported to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we filed patent infringement actions against Apotex (with respect to both its ANDA and 505(b)(2) NDA), Hikma, Sun, and Granules in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. In October 2025, we entered into a confidential settlement agreement with Hikma, settling all outstanding claims in the Hikma litigation. The actions against the other generic companies remain pending.
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
In July 2025, we entered into a settlement and license agreement with Sun Pharmaceuticals, Inc., resolving patent infringement litigation related to Leqselvi (deuruxolitinib), and we granted Sun a limited, non-exclusive license in the United States with respect to oral deuruxolitinib for certain agreed-upon non-hematology-oncology indications, including alopecia areata.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, on July 4, 2025, U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act was enacted, which, among other things, allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years but also increases the effective tax rate on foreign-derived deduction eligible income (formerly known as “foreign-derived intangible income”) for tax years beginning on or after January 1, 2026. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022.
Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development, or OECD, project on “Base Erosion and Profit Shifting,” commonly known as BEPS 2.0, by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the European Union member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and monitor the potential impact of BEPS 2.0 on us, and the OECD minimum tax rules do not currently have a material impact on us, these minimum tax rules could in the future result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. On January 15, 2025, the OECD released new guidance addressing implementation of the Pillar Two global minimum tax rules, which were effective for us in tax year 2024. As part of the guidance, the OECD placed limitations on transactions that produce deferred tax assets entered into during the transition period that runs from November 2021 through an entity’s adoption of Pillar Two. However, in January 20, 2025, President Trump signed an executive order effectively cancelling the United States’ commitments to the global minimum tax rules, stating that those commitments cannot have any effect in the United States without an act of approval of the U.S. Congress and, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derive a substantial portion of our total revenues from product royalties and milestone payments under our collaboration agreements, with royalties on JAKAVI and OLUMIANT representing most of our product royalty, milestone and contract revenues for each of the three years ended December 31, 2024 and the three and nine months ended September 30, 2025. Future revenues from research and development collaborations depend upon continuation of the collaborations, the achievement of milestones and royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.” could affect potential future royalty and milestone and contract revenue.

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

Item 5. Other Information
(a) On October 27, 2025, the Compensation Committee (the “Committee”) of our Board of Directors adopted the Incyte Corporation Executive Severance Plan (the “Plan”). Under the Plan, participants in the Plan designated by the Committee are entitled to certain benefits in the event of certain terminations of employment not covered by the Employment Agreements between the participants and the Company that cover certain terminations of employment during the 24-month period following a Change in Control (as defined in such Employment Agreements). The Committee has designated all of the Company’s Executive Vice Presidents and the Company’s President, Research and Development as participants in the Plan. Under the Plan, if a participant’s employment is terminated by the Company without Cause (as defined in the Plan) or by a participant for Good Reason (as defined in the Plan), the benefits the Company will provide to the participant include the following:
•the participant’s unpaid annual base salary through the date of termination and any accrued and unused vacation or paid time of;
•the sum of the participant’s annual base salary and target bonus under the Company’s annual incentive compensation plan for the year in which the termination occurs;
•the payment of COBRA premiums by the Company, or the cash equivalent thereof, for the participant and the participant’s family for up to 12 months;
•basic life insurance coverage for the participant for up to 12 months; and
•outplacement services for up to 12 months.
Under the Plan, the payment of the cash amounts and provision of the benefits upon termination of employment are subject to the participant’s compliance with non-competition, non-solicitation and non-disparagement covenants that extend for 12 months from termination of employment, as well as confidentiality and litigation and regulatory cooperation obligations. Participants who are party to an offer letter with the Company providing for greater severance payments or benefits than those payable under the Plan will be provided such greater payments or benefits, to the extent applicable, in lieu of the corresponding amounts payable under the Plan.
The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
(c) During the three months ended September 30, 2025, the following director and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:
Hervé Hoppenot, a director and the Special Advisor to the Chief Executive Officer, adopted a trading plan on August 11, 2025 providing for the sale of up to an aggregate of 187,500 shares of our common stock until August 11, 2026.
Steven Stein, our Executive Vice President and Chief Medical Officer, adopted a trading plan on August 6, 2025 providing for the sale of up to an aggregate of 69,435 shares of our common stock until August 6, 2026.
Lee Heeson, our Executive Vice President and Head of Incyte International, adopted a trading plan on August 4, 2025 providing for the sale of up to an aggregate of 3,074 shares of our common stock until August 4, 2026.
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on August 22, 2025 providing for the sale of up to an aggregate of 4,143 shares of our common stock until August 24, 2026.
Patrick Mayes, our Executive Vice President, Chief Scientific Officer, adopted a trading plan on September 8, 2025 providing for the sale of up to an aggregate of 5,750 shares of our common stock until September 8, 2026.
Michael Morrissey, our Executive Vice President, Head of Global Technical Operations, adopted a trading plan on September 16, 2025 providing for the sale of up to an aggregate of 58,331 shares of our common stock until September 16, 2026.

Mohamed Issa, our Executive Vice President, Head of US Oncology, adopted a trading plan on September 15, 2025 providing for the sale of up to an aggregate of 11,813 shares of our common stock until September 15, 2026.
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1#
Form of Employment Agreement between the Company and Ramitpal K. Basi effective August 25, 2025 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.2#
Form of Employment Agreement between the Company and David H. Gardner effective September 22, 2025 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.3#
Form of Employment Agreement between the Company and Patrick A. Mayes effective July 21, 2025 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.4#*	Incyte Corporation Executive Severance Plan.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INCYTE CORPORATION

Dated: October 28, 2025	By:	/s/ WILLIAM J. MEURY
William J. Meury
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: October 28, 2025	By:	/s/ THOMAS TRAY
Thomas Tray
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)