Form 10-K
period 2025-12-31
INCYTE CORP
filed 2026-02-10
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates (based on the closing sale price on The Nasdaq Global Select Market on June 30, 2025) was approximately $11.2 billion.
As of February 3, 2026 there were 199,014,486 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Stockholders to be held on June 8, 2026.

Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include, among other things, statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI® (tafasitamab-cxix) / MINJUVI® (tafasitamab), OPZELURA® (ruxolitinib) cream, ZYNYZ® (retifanlimab-dlwr) and NIKTIMVOTM (axatilimab);
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
•the timing, structure and size of our clinical trials; the compounds expected to enter clinical trials; the nature and timing of clinical trial results;
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
•plans for our manufacturing operations, including plans relating to the use of third-party manufacturers;
•expected expenses and expenditure levels; expected uses of cash; expected revenues and sources of revenues; expectations with respect to inventory;
•expectations with respect to reimbursement for our products; expectations with respect to the impact on our revenues of U.S. or other government proposals regarding drug pricing;
•the expected impact of recent accounting pronouncements and changes in tax laws;
•expected losses; the fluctuation of losses; the currency translation impact associated with non-U.S. operations and collaboration royalties;
•our profitability; the adequacy of our capital resources to continue operations; our expectations with respect to the need or ability to raise additional capital;
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
•changes in drug pricing and reimbursement in the markets in which we or our collaborators and licensees commercialize our drug products;
•our ability to establish and maintain effective sales, marketing and distribution capabilities;
•our ability to obtain and maintain regulatory approvals to market our products;
•our ability to achieve a significant market share in order to achieve or maintain profitability;
•civil or criminal penalties if we market our products in a manner that violates healthcare fraud and abuse and other applicable laws, rules and regulations;
•unanticipated delays in, or discontinuations of, research and development efforts;
•that previous preclinical testing or clinical trial results are not necessarily indicative of future clinical trial results;
•the conduct of our clinical trials, including geopolitical risks;
•changing regulatory requirements;
•adverse safety findings;
•that results of our clinical trials do not support submission of a marketing approval application for our drug candidates;
•our reliance on third-party manufacturers, collaborators, and clinical research organizations;
•the development of new products and their use by us and our current and potential collaborators;
•our ability to maintain or obtain adequate product liability and other insurance coverage;
•the impact of technological advances and competition to develop and commercialize drug products similar to our own, including potential generic competition;
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
•our ability to sustain profitability;

•public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine and conflicts in the Middle East; and
•the risks set forth under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
In this report all references to “Incyte,” “we,” “us,” “our” or the “Company” mean Incyte Corporation and our subsidiaries, except where it is made clear that such term means only the parent company.
Incyte, JAKAFI, MINJUVI, MONJUVI, OPZELURA, PEMAZYRE and ZYNYZ are our registered trademarks and NIKTIMVO and JAKAFI XR are our trademarks. We also refer to trademarks of other corporations and organizations in this Annual Report on Form 10-K.

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
•If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity, and we could face increased costs, penalties and a loss of business.
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
•Healthcare reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. If recent proposals for changes to Medicare and Medicaid reimbursement of drug prices are adopted into law, our results of operations and financial condition could be harmed.
•Conflicts between us and our collaborators or the termination of our collaboration agreements could limit future development and commercialization of our drug candidates and harm our business.
•If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if such collaborations are unsuccessful, our future revenue prospects could be diminished.
•If we fail to enter into additional in-licensing agreements or if these arrangements are unsuccessful, we may be unable to increase our number of successfully marketed products and our revenues.
•Business disruptions, including those resulting from public health pandemics, natural disasters and other geopolitical events, could adversely affect our business and results of operations.
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
•If the use of our products harms or is perceived to harm patients or product liability lawsuits are brought against us, our regulatory approvals could be revoked or negatively impacted and we could face substantial liabilities, which may require us to limit commercialization of our products, and our results of operations could be harmed.
•Because our activities involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
•We expect to continue to incur significant expenses to discover and develop drugs, which could result in future losses and impair our ability to achieve sustained profitability in the future.
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
•Significant disruptions of information technology systems, breaches of data security or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.
•Increasing use of social media and new technology, including artificial intelligence, could give rise to liability, breaches of data security or reputational damage, which could harm our business and results of operations.

Item 1. Business
Overview
Incyte is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct discovery, clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland, and our other offices across Europe, as well as our Japanese headquarters in Tokyo and our Canadian headquarters in Montreal.
We are focused in three therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. These therapeutic areas are: Hematology, Oncology, and Inflammation and Autoimmunity (“IAI”).
Hematology
Our hematology franchise includes four approved products, JAKAFI (ruxolitinib), ICLUSIG (ponatinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab) and NIKTIMVO (axatilimab-csfr), as well as multiple clinical development programs.
Approved Products
JAKAFI (ruxolitinib)
JAKAFI (ruxolitinib) was approved by the U.S. Food and Drug Administration (“FDA”) in November 2011 for the treatment of adults with intermediate or high-risk myelofibrosis (“MF”); in December 2014 for the treatment of adults with polycythemia vera (“PV”) who have had an inadequate response to or are intolerant of hydroxyurea; in May 2019 for the treatment of steroid-refractory acute graft-versus-host disease (“GVHD”) in adult and pediatric patients 12 years and older; and in September 2021 for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older. MF and PV are both myeloproliferative neoplasms (“MPNs”), a group of rare blood cancers, and GVHD is an adverse immune response to an allogeneic hematopoietic stem cell transplant (“HSCT”).
The FDA has granted JAKAFI orphan drug status for MF, PV and GVHD. In addition, ruxolitinib phosphate qualifies for the Small Biotech Exception from the Centers for Medicare and Medicaid Services (“CMS”) under the Inflation Reduction Act.
Myelofibrosis. MF, a rare, life-threatening condition, is considered the most serious of the MPNs and can occur either as primary MF or as secondary MF in patients who previously had PV or essential thrombocythemia (“ET”). In November 2011, the FDA approved JAKAFI for the treatment of adults with intermediate or high-risk MF, including primary MF, post-PV MF and post-ET MF. There were no FDA approved therapies for MF until the approval of JAKAFI.
Polycythemia Vera. PV is an MPN typically characterized by elevated hematocrit, the volume percentage of red blood cells in whole blood, which can lead to a thickening of the blood and an increased risk of blood clots, as well as an elevated white blood cell and platelet count. In December 2014, the FDA approved JAKAFI for the treatment of patients with PV who have had an inadequate response to or are intolerant of hydroxyurea.
Graft-versus-host disease. GVHD is a condition that can occur after an allogeneic HSCT (the transfer of genetically dissimilar stem cells or tissue) where the donated bone marrow or peripheral blood stem cells view the recipient’s body as foreign and attack various tissues. In May 2019, the FDA approved JAKAFI for the treatment of steroid-refractory acute GVHD in adult and pediatric patients 12 years and older. In September 2021, the FDA approved JAKAFI for the treatment of chronic GVHD after failure of one or two lines of systemic therapy in adult and pediatric patients 12 years and older.
Under our collaboration agreement with Novartis Pharmaceutical International Ltd. (“Novartis”), Novartis received exclusive development and commercialization rights to ruxolitinib outside of the United States for all hematologic and oncologic indications and sells ruxolitinib outside of the United States under the name JAKAVI. We are eligible to receive development and sales milestones as well as royalties from product sales outside the United States.

We have retained all development and commercialization rights to JAKAFI in the United States. We market JAKAFI in the United States through our own specialty sales force and commercial team. JAKAFI is distributed primarily through a network of specialty pharmacy providers and wholesalers that allow for efficient delivery of the medication by mail directly to patients or direct delivery to the patient’s pharmacy.
We hold patents that cover the composition of matter and use of ruxolitinib and its salt. These patents, including applicable extensions, currently expire in mid and late 2028, respectively.
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
In the European Union, ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation. In the European Union, ICLUSIG also is approved for the treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.
MONJUVI (tafasitamab-cxix) / MINJUVI (tafasitamab)
In January 2020, we and MorphoSys AG (“MorphoSys”) entered into a collaboration and license agreement to further develop and commercialize MorphoSys’ proprietary anti-CD19 antibody tafasitamab (formerly MOR208) globally. In February 2024, we entered into a purchase agreement with MorphoSys relating to tafasitamab. As a result, we now hold exclusive global rights for tafasitamab, and the collaboration and license agreement was terminated.
Diffuse Large B-cell Lymphoma. In July 2020, the FDA approved MONJUVI (tafasitamab-cxix), in combination with lenalidomide, for the treatment of adult patients with relapsed or refractory (“r/r”) diffuse large B-cell lymphoma (“DLBCL”) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (“ASCT”). In August 2021, the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with r/r DLBCL who are not eligible for ASCT.
Follicular Lymphoma. In June 2025, MONJUVI (tafasitamab-cxix) was approved by the FDA for the treatment of adult patients with r/r follicular lymphoma (“FL”) in combination with rituximab and lenalidomide. In December 2025, MINJUVI (tafasitamab) was approved by the European Commission in combination with lenalidomide and rituximab for the treatment of adult patients with r/r FL (Grade 1-3a) after at least one line of systemic therapy. Also in December 2025, MINJUVI (tafasitamab) was approved by Japan’s Ministry of Health, Labour and Welfare (“MHLW”) in combination with rituximab and lenalidomide for adult patients with r/r FL (2L+ FL).
NIKTIMVO (axatilimab-csfr)
In September 2021, we entered into an exclusive worldwide collaboration and license agreement with Syndax Pharmaceuticals, Inc. (“Syndax”) to develop and commercialize axatilimab, Syndax’s anti-CSF-1R monoclonal antibody.
In August 2024, the FDA approved NIKTIMVO (axatilimab-csfr) for the treatment of chronic GVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients. NIKTIMVO is the first approved anti-CSF-1R antibody targeting the drivers of inflammation and fibrosis seen in chronic GVHD. The U.S. commercial launch of NIKTIMVO commenced in January 2025.

Clinical Programs in Hematology
JAKAFI XR
We are developing a once-a-day formulation of ruxolitinib for potential use as monotherapy and in combinations. Bioavailability and bioequivalence data were published for ruxolitinib’s once-daily (“QD”) extended release (“XR”) formulation at the European Hematology Association Virtual Congress in June 2021. In March 2023, the FDA issued a complete response letter (“CRL”) for ruxolitinib XR tablets for QD use in the treatment of certain types of MF, PV and GVHD. In December 2023, we received FDA feedback and agreed on the requirements to address the CRL. In early 2025, we announced that a bioequivalence study of ruxolitinib XR was completed and the bioequivalence criteria were met. A response to the CRL has been submitted and we anticipate a regulatory decision and potential commercial launch in mid-2026.
INCA033989 (mutCALR)
INCA033989 is an Incyte-discovered, investigational, novel, anti-mutant calreticulin (“CALR”)-targeted monoclonal antibody in clinical development for the treatment of adults with mutCALR-positive ET and MF.
Essential Thrombocythemia. INCA033989 is being evaluated for the treatment of adults with mutCALR-positive ET who are resistant or intolerant to at least one cytoreductive therapy. In 2025, we presented data from our Phase 1 study demonstrating a rapid and durable normalization of platelet counts and a reduction in peripheral blood mutCALR variant allele frequency (“VAF”) correlating with hematologic response with INCA033989 treatment. INCA033989 was well tolerated with no dose limiting toxicities reported. In December 2025, we announced that the FDA granted Breakthrough Therapy designation to INCA033989 for the treatment of patients with ET harboring a Type 1 CALR mutation who are resistant or intolerant to at least one cytoreductive therapy. The initiation of a Phase 3 trial evaluating INCA033989 in ET is anticipated in mid-2026.
Myelofibrosis. INCA033989 is being evaluated for the treatment of adults with mutCALR-positive MF. In December 2025, at the 2025 American Society of Hematology Annual Meeting, we presented data from our Phase 1 studies evaluating INCA033989 as a monotherapy and in combination with ruxolitinib in patients with mutCALR positive MF. The data demonstrated rapid and robust reductions in spleen volume and symptoms, and improvements in anemia with INCA033989 treatment, and a favorable safety profile with no dose limiting toxicities reported. Additionally, exploratory analyses from clinical studies demonstrate the potential for disease modifying activity by directly inhibiting and eliminating oncogenic mutCALR cells, while sparing healthy cells and restoring normal blood cell production in MF patients with a CALR mutation. The planned initiation of a Phase 3 trial evaluating INCA033989 in MF is anticipated in the second half of 2026.
In October 2025, we announced an agreement with Enable Injections, Inc. (“Enable”) to develop for use with specific assets in our portfolio, including INCA033989, Enable’s enFuse on-body delivery system. Under the terms of the agreement, we obtained a worldwide, exclusive license to use the enFuse technology with INCA033989 in ET and MF, with the potential to expand to additional assets and indications. A Phase 1 trial initiation is anticipated in the first quarter of 2026.
INCA035784 (mutCALRxCD3 bispecific)
INCA035784 is a novel, equipotent T-cell redirecting mutCALR x CD3 bispecific antibody being evaluated for patients with mutCALR positive MPNs. Phase 1 data evaluating INCA035784 in MF and ET patients with a CALR mutation are anticipated in 2027.
INCB160058 (JAK2V617Fi)
INCB160058 is an Incyte-discovered, novel JAK2V617F mutant-specific inhibitor being evaluated in patients with MPNs harboring a JAK2V617F mutation. Results from the Phase 1 trial evaluating INCB160058 in MPN patients with a JAK2V617F mutation are anticipated in the second half of 2026.

Axatilimab-csfr
Axatilimab is a colony stimulating factor-1 receptor (CSF-1R)-blocking antibody targeting monocytes and macrophages, reducing inflammation and fibrosis associated with chronic GVHD. A Phase 2 trial evaluating axatilimab in combination with ruxolitinib in patients with newly diagnosed chronic GVHD is ongoing, with results anticipated in early 2027. A Phase 3 trial evaluating axatilimab in combination with corticosteroids as an initial treatment in patients with chronic GVHD is ongoing, with results anticipated in early 2028.
Tafasitamab
Tafasitamab is a humanized Fc-modified cytolytic CD19 targeting monoclonal antibody that is being evaluated in combination with lenalidomide added to rituximab plus chemotherapy as a first-line therapy for patients with DLBCL.
In January 2026, we announced positive topline results from the pivotal Phase 3 frontMIND trial evaluating tafasitamab and lenalidomide in combination with R-CHOP as a first-line therapy for patients with DLBCL. The trial met the primary endpoint of progression free survival by investigator assessment and also met the key secondary endpoint of event-free survival by investigator assessment. No new safety signals were observed. Additional frontMIND data will be submitted for presentation at an upcoming scientific meeting. Based on these positive results, we expect to file a supplemental Biologics License Application for tafasitamab and lenalidomide in addition to R-CHOP for the first-line treatment of adult patients with newly diagnosed DLBCL in the first half of 2026.
Oncology
Our oncology franchise includes two approved products, PEMAZYRE (pemigatinib) and ZYNYZ (retifanlimab-dlwr), as well as several clinical development programs.
Approved Products
PEMAZYRE (pemigatinib)
Cholangiocarcinoma. In April 2020, the FDA approved PEMAZYRE (pemigatinib), a selective fibroblast growth factor receptor kinase inhibitor, for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2 (“FGFR2”) fusion or other rearrangement as detected by an FDA-approved test. Cholangiocarcinoma is a rare cancer that arises from the cells within the bile ducts. PEMAZYRE is the first FDA-approved treatment for this indication.
In March 2021, PEMAZYRE was approved by the MHLW for the treatment of patients with unresectable biliary tract cancer with an FGFR2 fusion gene, worsening after cancer chemotherapy. Also in March 2021, PEMAZYRE was approved by the European Commission for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement that has progressed after at least one prior line of systemic therapy.
In July 2021, the U.K.’s National Institute for Health and Care Excellence (“NICE”) recommended PEMAZYRE for patients with cholangiocarcinoma with an FGFR2 fusion or rearrangement that have progressed after at least one prior line of systemic therapy. NICE’s guidance enables all eligible patients in England and Wales to have access to PEMAZYRE through the National Health Service.
In March 2022, PEMAZYRE was approved by the National Medical Products Administration of the People’s Republic of China for the treatment of adults with locally advanced or metastatic cholangiocarcinoma with an FGFR2 fusion or rearrangement as confirmed by a validated diagnostic test that has progressed after at least one prior line of systemic therapy.
Myeloid/Lymphoid Neoplasms. In August 2022, PEMAZYRE was approved by the FDA as the first and only targeted treatment for myeloid/lymphoid neoplasms (“MLNs”) with a fibroblast growth factor receptor 1 (“FGFR1”) rearrangement. MLNs with FGFR1 rearrangements are a group of extremely rare but aggressive blood cancers. In March 2023, PEMAZYRE was approved by the MHLW for the treatment of MLNs with FGFR1 rearrangement.

ZYNYZ (retifanlimab-dlwr)
In October 2017, we and MacroGenics, Inc. (“MacroGenics”), announced an exclusive global collaboration and license agreement for MacroGenics’ retifanlimab (formerly INCMGA0012), a humanized monoclonal antibody targeting programmed death receptor-1 (“PD-1”). Under this collaboration, we obtained exclusive worldwide rights for the development and commercialization of retifanlimab in all indications.
Merkel Cell Carcinoma. In March 2023, the FDA approved ZYNYZ (retifanlimab-dlwr) under accelerated approval for the treatment of adults with metastatic or recurrent locally advanced Merkel cell carcinoma (“MCC”). In April 2024, the European Commission approved ZYNYZ (retifanlimab) as a monotherapy for the first-line treatment of adult patients with metastatic or recurrent locally advanced MCC not amenable to curative surgery or radiation therapy.
Squamous Cell Carcinoma of the Anal Canal. In May 2025, the FDA approved ZYNYZ (retifanlimab-dlwr) for the treatment of adult patients with advanced squamous cell carcinoma of the anal canal (“SCAC”) in combination with chemotherapy and as a single agent. In December 2025, the MHLW approved ZYNYZ in combination with carboplatin and paclitaxel (platinum-based chemotherapy) for the first-line treatment of advanced SCAC. We submitted a Type II variation Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) and, in January 2026, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) issued a positive opinion for ZYNYZ in combination with carboplatin and paclitaxel (platinum-based chemotherapy) for the first-line treatment of adult patients with metastatic or with inoperable locally recurrent SCAC.
Clinical Programs in Oncology
INCB123667 (CDK2)
INCB123667 is a novel, potent and selective oral small molecule inhibitor of serine threonine kinase (CDK2) in clinical development for the treatment of ovarian cancer in patients with Cyclin E1 overexpression.
In the fourth quarter of 2025, we initiated MAESTRA-1, a Phase 2 single-arm study of INCB123667 in patients with platinum-resistant ovarian cancer (“PROC”) with Cyclin E1 overexpression, and MAESTRA-2, a Phase 3, randomized, open-label study of INCB123667 versus investigator’s choice chemotherapy in patients with PROC with Cyclin E1 overexpression. The initiation of a Phase 3 study evaluating INCB123667 in first-line maintenance ovarian cancer is anticipated in 2026.
INCB161734 (KRAS G12D)
INCB161734 is a potent, selective and orally bioavailable KRAS G12D inhibitor that is currently being evaluated in patients with locally advanced or metastatic solid tumors with KRASG12D mutation.
Pancreatic Ductal Adenocarcinoma. In October 2025, we presented preliminary data from the ongoing Phase 1 study at the 2025 ESMO Congress. In the study, INCB161734 demonstrated a manageable safety profile and clinical efficacy in heavily pretreated pancreatic ductal adenocarcinoma (“PDAC”) patients with a KRASG12D mutation. A Phase 3 study evaluating INCB161734 in combination with standard-of-care chemotherapy in first-line patients with metastatic PDAC is anticipated to initiate in the first quarter of 2026.
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody developed by Incyte using Merus’s licensed bispecific platform to avoid the known toxicity of broad TGFβ pathway blockade by specifically blocking TGFβ signaling in cells co-expressing PD-1.
Microsatellite Stable Colorectal Cancer. In October 2025, we presented data from the ongoing Phase 1 study at the 2025 ESMO Congress. INCA33890 demonstrated clinical efficacy across multiple tumor types, including microsatellite stable colorectal cancer (“MSS CRC”) in patients with and without active liver metastases. INCA33890 was generally well tolerated as monotherapy and in combination with standard-of-care treatments in patients with metastatic CRC.
In the fourth quarter of 2025, a Phase 3 study evaluating INCA33890 in combination with standard-of-care chemotherapy and bevacizumab in first-line MSS CRC was initiated.

Inflammation and Autoimmunity
Our Inflammation and Autoimmunity franchise is comprised of one approved product, OPZELURA (ruxolitinib) cream, with several clinical programs in development.
Approved Products
OPZELURA (ruxolitinib) cream
Atopic Dermatitis. In September 2021, the FDA approved OPZELURA (ruxolitinib) cream for the topical short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis (“AD”) in non-immunocompromised patients 12 years of age and older whose disease is not adequately controlled with topical prescription therapies, or when those therapies are not advisable. AD is a skin disorder that causes long term inflammation of the skin resulting in itchy, red, swollen and cracked skin.
In September 2025, the FDA approved the supplemental New Drug Application (“NDA”) for OPZELURA for the short-term and non-continuous chronic treatment of mild to moderate AD in non-immunocompromised children two years of age and older whose disease is not well controlled with topical prescription therapies, or when those therapies are not advisable.
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
Clinical Programs in IAI
Ruxolitinib cream
Ruxolitinib cream is a potent, selective inhibitor of JAK1 and JAK2 that provides the opportunity to directly target diverse pathogenic pathways that underlie certain immune-mediated dermatologic conditions.
Atopic Dermatitis. In July 2025, we announced positive topline results from the Phase 3 (TRuE-AD4) study evaluating ruxolitinib cream in adult patients with moderate atopic dermatitis. The study met the co-primary endpoints at Week 8, with a statistically significant proportion of patients achieving both Investigator’s Global Assessment Treatment Success and EASI75, which is defined as a 75% or greater improvement in the Eczema Area Severity Index score from baseline. In addition, the study met all key secondary endpoints. Ruxolitinib cream was well tolerated with no new safety signals. At the end of 2025, a Type-II variation application for the treatment of adults with moderate AD was submitted in Europe and we anticipate a potential approval in the second half of 2026.
Hidradenitis Suppurativa. In January 2024, we announced positive topline results from a randomized controlled Phase 2 study evaluating ruxolitinib cream in hidradenitis suppurativa (“HS”). Ruxolitinib 1.5% cream twice daily met the primary efficacy endpoint as measured by a change from baseline in abscess and nodule count at Week 16 versus placebo in patients with mild to moderate HS. Ruxolitinib cream was well tolerated and consistent with its known safety profile. In June 2025, two Phase 3 studies (TRuE-HS1 and TRuE-HS2) evaluating ruxolitinib cream in mild to moderate HS were initiated, with topline results anticipated in the fourth quarter of 2026.
Prurigo Nodularis. In January 2026, we received FDA feedback indicating that an additional clinical study would be required to support registration in mild to moderate prurigo nodularis (“PN”). Based on this feedback we have decided to pause further development of ruxolitinib cream in PN at this time.

Povorcitinib
Povorcitinib, an oral small molecule selective JAK1 inhibitor, is being evaluated for the treatment of HS, nonsegmental vitiligo, PN and asthma.
Hidradenitis Suppurativa. In March 2025, we shared positive results from two Phase 3 studies (STOP-HS1 and STOP-HS2) evaluating povorcitinib in patients with moderate to severe HS. Both studies met their primary endpoint of Hidradenitis Suppurativa Clinical Response (“HiSCR”) at Week 12 and at both tested doses (45mg and 75mg). In addition, at Week 12, patients treated with povorcitinib achieved deep levels of clinical response with a greater proportion achieving HiSCR75, reduction in flares, and a greater than 3-point decrease in the Skin Pain NRS score and Skin Pain NRS30. Furthermore, povorcitinib demonstrated rapid onset of response, including rapid skin pain reduction.
We submitted an MAA for povorcitinib to the EMA at the end of 2025 and we anticipate a potential approval by the end of 2026. The acceptance by the FDA of our NDA submission for povorcitinib in HS is anticipated in the first quarter of 2026, with potential approval by early 2027.
Nonsegmental Vitiligo. In March and October 2023, we presented results from the Phase 2b clinical study evaluating povorcitinib in patients with extensive nonsegmental vitiligo. The results demonstrated that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation, as measured by total Vitiligo Area Scoring Index. Based on these results, two Phase 3 studies (STOP-V1 and STOP-V2) evaluating povorcitinib in participants with extensive nonsegmental vitiligo (>5% BSA) were initiated in late 2023. Data from the Phase 3 studies are anticipated by mid-2026.
Prurigo Nodularis. In October 2023, we announced that the Phase 2, randomized, double-blind, placebo-controlled, dose ranging study evaluating the efficacy and safety of povorcitinib in participants with PN had met its primary endpoint. In October 2024, following the positive Phase 2 results, two Phase 3 studies (STOP-PN1 and STOP-PN2) evaluating povorcitinib in patients with moderate to severe PN were initiated. Data from the Phase 3 studies are anticipated in the fourth quarter of 2026.
Asthma. In July 2023, we initiated a Phase 2 study evaluating povorcitinib in patients with moderate to severe uncontrolled asthma. Proof-of-concept data from this study is anticipated in the second half of 2026.
INCB00928 (zilurgisertib)
In May 2022, we initiated a Phase 2 trial evaluating zilurgisertib (INCB00928) in patients with fibrodysplasia ossificans progressiva (“FOP”), a disorder in which muscle tissue and connective tissue are gradually replaced by bone. The FDA has granted Fast Track designation and orphan drug designation to zilurgisertib as a treatment for patients with FOP.
Collaborative Partnered Programs
As described below under “License Agreements and Business Relationships,” we are eligible for milestone payments and royalties on certain products that we license to third parties. These include OLUMIANT (baricitinib), which is licensed to our collaborative partner Eli Lilly and Company (“Lilly”), and JAKAVI (ruxolitinib) and TABRECTA (capmatinib), which are licensed to Novartis.
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
Atopic Dermatitis. In October 2020, the European Commission approved baricitinib as OLUMIANT for the treatment of moderate-to-severe AD in adult patients who are candidates for systemic therapy. In December 2020, baricitinib was approved by the MHLW for the treatment of patients with moderate-to-severe AD.
Alopecia Areata. Alopecia areata is an autoimmune disorder in which the immune system attacks the hair follicles, causing hair loss in patches. In June 2022, the FDA approved 2mg and 4mg doses of OLUMIANT for the treatment of adults with severe alopecia areata, becoming the first and only systemic treatment in the indication. Also in June 2022, OLUMIANT was approved as a treatment for alopecia areata in Europe and Japan.
COVID-19. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19. The FDA’s Emergency Use Authorization provides for the use of baricitinib for the treatment of COVID-19 in hospitalized adults and pediatric patients two years of age or older requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or extracorporeal membrane oxygenation (“ECMO”). In June 2022, the FDA approved baricitinib as OLUMIANT for the treatment of COVID-19 in hospitalized adults requiring supplemental oxygen, non-invasive or invasive mechanical ventilation or ECMO.
Type 1 Diabetes. In October 2025, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus.
Capmatinib
Capmatinib is a potent and highly selective mesenchymal-epithelial-transition factor gene (“MET”) inhibitor. Under our agreement, Novartis received worldwide exclusive development and commercialization rights to capmatinib and certain back-up compounds in all indications. Capmatinib is being evaluated in patients with hepatocellular carcinoma, non-small cell lung cancer (“NSCLC”) and other solid tumors, and may have potential utility as a combination agent.
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
Ruxolitinib
Graft-versus-host disease. In May 2022, the European Commission approved ruxolitinib as JAKAVI for the treatment of acute or chronic GVHD in patients aged 12 years and older who have an inadequate response to corticosteroids or other systemic therapies. In August 2023, Novartis announced that JAKAVI had been approved in Japan for use in GVHD after HSCT.

License Agreements and Business Relationships
We establish business relationships, including collaborative arrangements with other companies and medical research institutions, to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies and medical research institutions.
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
Lilly
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to baricitinib and certain back up compounds for inflammatory and autoimmune diseases. In March 2016, we entered into an amendment to the agreement with Lilly that allows us to engage in the development and commercialization of ruxolitinib in the GVHD field. In May 2020, we amended our agreement with Lilly to enable Lilly to commercialize baricitinib for the treatment of COVID-19 and, in October 2025, we further amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus. We received an upfront payment of $100.0 million in connection with the 2025 amendment, which amendment also restructured the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly. On baricitinib sales for any indication, we are now eligible to receive either a fixed royalty amount or tiered royalties based on a defined level of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Additionally, for the treatment of COVID-19, we still receive a premium on royalties.
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
Other Collaborators
We have also entered into certain agreements with other collaboration partners for the rights to develop and commercialize other assets in our pipeline.

Incyte’s Approach to Drug Discovery and Development
Our productivity in drug discovery is driven by our core expertise in medicinal chemistry and biologics, which are closely integrated with, and supported by, an experienced team of chemists, biologists, biochemists, and pharmaceutical scientists across a range of scientific and therapeutic areas. Recently, the scope of these competencies has been expanded beyond small and large molecules to encompass degraders as well as bispecific and multispecific antibodies.
To fulfill our mission of discovering and advancing novel therapeutics that address significant unmet medical needs, we have established comprehensive in-house discovery capabilities. These include target identification and validation, high-throughput screening, medicinal chemistry, protein sciences and technology, computational and AI-guided drug discovery, structural biology, pharmacology, translational sciences, drug metabolism and pharmacokinetics, bioanalysis, and toxicology assessment. We further enhance these capabilities through strategic collaborations with academic institutions, contract research organizations (“CROs”), and biotechnology companies with relevant expertise.
Our pipeline has expanded through a discovery process centered around specific targets and pathways, with current emphasis on targeted oncology, myeloid diseases, and dermatology. We conduct a limited number of discovery programs in parallel at any one time. This focus allows us to allocate resources to our selected programs at a level that we believe is competitive with larger pharmaceutical companies. We resource our discovery efforts with the goals of maximizing information content when and where we need it and ensuring that each program, regardless of stage, is executed in the most efficient and data-rich manner possible. We believe this focused strategy has substantially contributed to the strength and progress of our discovery portfolio.
Once our compounds reach clinical development, our objective is to rapidly advance the lead candidate into a proof-of-concept clinical trial. This allows us to evaluate both its therapeutic potential and underlying mechanism of action. To this end, the discovery team operates in concert with our global technical operations and development groups, whose areas of expertise include drug manufacturing, regulatory affairs, trial design, statistics, pharmacovigilance, project management, and medical affairs.
These teams collaborate to assess clinical compound development opportunities, select optimal indication(s), and create plans for regulatory advancement, clinical trial management, and patient safety. Our organization works together with CROs, expert scientific advisory boards, and leading consultants with the objective of ensuring that our clinical trials are efficient, effective, and compliant with regulations.
Incyte’s Commercial Strategy
Our strategy is to develop and commercialize compounds that we have internally discovered or have acquired rights to in the markets where we believe that we can successfully compete. We currently commercialize six compounds in the United States, three in Europe and one in Japan. These commercialized products are sold to specialty and retail pharmacies, specialty distributors and wholesalers in the United States in addition to retail pharmacies, hospital pharmacies, distributors and an exclusive wholesaler outside of the United States. We continue to expand our marketing, medical and operational infrastructure both within and outside the United States to support the commercial launch of recently approved products and to prepare for potential approval of other products.
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

Patents, Other Intellectual Property, and Product Exclusivity
We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trademark, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have established a patent portfolio of patents and patent applications owned or licensed by us that cover aspects of our drug products and drug candidates. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. As a general matter, we endeavor to obtain patent term extensions (“PTEs”) in the United States and Japan, and other countries where available, and supplementary protection certificates (“SPCs”) in each European country, upon approval by the respective regulatory agency, if patent rights are granted in such country.
The following table sets forth the year in which the basic exclusivity loss is currently estimated to occur in the United States, the European Union, and Japan for each of our approved drug products and for those compounds in our portfolio that have been submitted to regulatory authorities seeking approval or are in registration-directed clinical trials. We refer to the basic exclusivity loss as the “Estimated Minimum Market Exclusivity Date,” which is, unless otherwise indicated, the later of (i) the expiration date of the earliest anticipated expiring composition of matter patent rights, or (ii) the date of regulatory data protection (“RDP”) loss for such product or clinical candidate. There may be additional patents for our approved drug products that claim the drug product or a method of using it that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book)—or for our unapproved clinical candidates that will be eligible to be listed in the Orange Book upon FDA approval. Therefore, the table below also identifies the expiration dates of certain additional patents that are Orange-Book listed for our approved drug products—or that, for our unapproved clinical candidates, are eligible for Orange-Book listing upon product approval—in the United States, as well as the expiration dates of certain related patents in the European Union, and Japan, which we refer to as the “Additional Patents Expiry Dates.”

Product/Drug Candidate[1,2]		US	EU	Japan
JAKAFI/JAKAVI (ruxolitinib)	Estimated Minimum Market Exclusivity Dates	2028	2028	2028
	Additional Patents Expiry Dates[3]	2028	2028	2028
OPZELURA (ruxolitinib) cream	Estimated Minimum Market Exclusivity Dates	2028	2028	2028
	Additional Patents Expiry Dates[3,4]	2028, 2031 & 2040	2028 & 2031	2028 & 2031
OLUMIANT (baricitinib)	Estimated Minimum Market Exclusivity Dates	2032[5]	2032	2034
	Additional Patents Expiry Dates	-	-	-
TABRECTA (capmatinib)	Estimated Minimum Market Exclusivity Dates	2032[5]	2032[6]	2032
	Additional Patents Expiry Dates	2035	2037	2035
PEMAZYRE (pemigatinib)	Estimated Minimum Market Exclusivity Dates	2035	2036[6]	2036
	Additional Patents Expiry Dates	2039 & 2040	-	-
ICLUSIG (ponatinib)	Estimated Minimum Market Exclusivity Dates	-	2028	-
	Additional Patents Expiry Dates	-	-	-
ZYNYZ (retifanlimab)[8]	Estimated Minimum Market Exclusivity Dates	2036	2036	2036
MONJUVI (tafasitamab)[9]	Estimated Minimum Market Exclusivity Dates	2033[5]	2032[6]	2027
NIKTIMVO (axatilimab)[10]	Estimated Minimum Market Exclusivity Dates	2036[7]	2034	2034
ruxolitinib XR	Estimated Minimum Market Exclusivity Dates	2028	-	-
	Additional Patents Expiry Dates[3,11]	2028, 2033 & 2034	-	-
povorcitinib	Estimated Minimum Market Exclusivity Dates	2034	2034	2034
	Additional Patents Expiry Dates	2039	2039	2039
1.Estimated Minimum Market Exclusivity Dates are subject to the payment of maintenance fees, and include the period of PTE that has been granted by the respective regulatory agency, where applicable, or include the period of anticipated SPC term for approved products in the EU, where applicable, even though SPCs may remain pending in some countries, and also may include the period of granted or anticipated pediatric extensions even through applications for pediatric extension may remain pending in some countries.
2.For approved drug products in the US, the brand name for the US product is used, whereas for candidates that have not been approved in the US, the name of the active ingredient is used. The use of a brand name in the table does not indicate that the product has also been approved in any country outside of the US. Also, some products may be approved in one or more countries outside of the US under different brand names.
3.Ruxolitinib phosphate salt patents are issued in the US, the EU, and Japan with anticipated expiration dates of late-2028 in the US and mid-2028 in the EU and Japan.
4.Ruxolitinib cream formulation patents are issued in the US, the EU, and Japan with anticipated expiration dates of 2031 in each jurisdiction. Patents are also issued in the US for the treatments of atopic dermatitis and vitiligo with expiration dates of 2040.
5.Date reflects the grant of PTE in the US.
6.Date reflects the grant of SPC in the EU, although SPCs may remain pending in some countries.
7.Date reflects the RDP in the US due to product approval.
8.Retifanlimab licensed from MacroGenics, Inc.
9.Tafasitamab licensed from Xencor, Inc.
10.Axatilimab licensed from Syndax Therapeutics, Inc.
11.QD ruxolitinib formulation patents are issued in the US with anticipated expiration dates of 2033 and 2034.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.
We may seek to license rights relating to technologies, drug candidates or drug products in connection with our drug discovery and development programs and commercialization activities. Under these licenses, such as our licenses from ARIAD/Takeda, Enable Injections, MacroGenics, Merus, Xencor and Syndax, we may be required to pay up-front fees, license fees, milestone payments and royalties on sales of future products.

Although we believe our rights under patents and patent applications provide a competitive advantage, the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may not be able to develop patentable products or processes and may not be able to obtain patents in the United States or elsewhere from pending applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be valid or enforceable or may not be sufficient to protect the technology owned by or licensed to us or provide us with a competitive advantage. Any patent or other intellectual property rights that we own or obtain may be circumvented, challenged or invalidated by our competitors. Others may have patents that relate to our business or technology, and that may prevent us from marketing our drug candidates unless we are able to obtain a license to those patents. In addition, litigation or other proceedings may be necessary to defend against claims of infringement, to enforce patents, to protect our other intellectual property rights, to determine the scope and validity of the proprietary rights of third parties, or to defend ourselves in patent or other intellectual property right suits brought by third parties. We could incur substantial costs in such litigation or other proceedings. An adverse outcome in any such litigation or proceeding could subject us to significant liability or increased competition. A discussion of certain risks and uncertainties that may affect our patents, regulatory exclusivities or other proprietary rights is set forth in Item 1A. “Risk Factors — Risks Relating to Intellectual Property and Legal Matters,” and the discussion of legal proceedings related to certain patents is set forth in Item 1A. “Risk Factors — Risks Relating to Commercialization of Our Products — Competition for our products could harm our business and result in a decrease in revenue.”
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
Competition
Our drug discovery, development and commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies, that are pursuing pharmaceuticals that are competitive with our drug products and our drug candidates.
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
Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with our drug products or our drug candidates.
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
•execute our strategic plan and commercialize new assets;
•attract and retain scientific, product development and sales and marketing personnel;
•obtain patent or other proprietary protection for our products and technologies;
•obtain required regulatory approvals; and
•manufacture, market, distribute and sell any products that we develop.
In a number of countries, including in particular developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for their drugs in certain developing countries. If certain countries do not permit enforcement of any of our patents, sales of our products in those countries, and in other countries by importation from low-price countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our product sales, or we could respond to governmental concerns by reducing prices for our products. In all of these situations, our results of operations could be adversely affected.
Government Regulation
Our ongoing research and development activities and any manufacturing and marketing of our approved drug products and our drug candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing, clinical trials, and an extensive regulatory clearance process implemented by the FDA under the United States Food, Drug, and Cosmetic Act and its implementing regulations and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.
FDA Review and Approval Process
The regulatory review and approval process is lengthy, expensive and uncertain. The steps generally required before a drug may be marketed in the United States include:
•preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;
•submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical trials may commence;
•performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication;

•submission of an NDA or Biologics License Application (“BLA”) to the FDA for review;
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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators and in accordance with Good Clinical Practice (“GCP”) regulations covering the protection of human subjects. These regulations require all research subjects to provide informed consent. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each trial must be reviewed and approved by an institutional review board (“IRB”) before it can begin.
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
As a separate amendment to an IND, a clinical trial sponsor may submit to the FDA a request for a Special Protocol Assessment (“SPA”). Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a drug candidate is identified after a Phase 3 clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. However, additional trials could also be requested by the FDA to support approval, and the FDA may make an approval decision based on a number of factors, including the degree of clinical benefit as well as safety. The FDA is not obligated to approve an NDA or BLA as a result of an SPA agreement, even if the clinical outcome is positive.

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
The FDA’s fast track, breakthrough therapy, accelerated approval, priority review designation and priority voucher programs are intended to facilitate the development and/or expedite the review and approval of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for these conditions. Under these programs, FDA can, for example, review portions of an NDA or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time. The FDA, however, can mandate, and has mandated, post-approval requirements that could include lengthy and extensive confirmatory clinical trials. The FDA has recently increased its focus on accelerated approvals for oncology drugs and the confirmatory trials required for those drugs.
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
Regulation of Manufacturing Process
Even when NDA or BLA approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including recalls or withdrawal of the product from the market. Manufacturing facilities are always subject to inspection by the applicable regulatory authorities.
We and our third-party manufacturers are subject to current Good Manufacturing Practices (“cGMP’s”) which are extensive regulations governing manufacturing processes and controls, including but not limited to release and stability testing, record keeping and quality standards as defined by the FDA in 21 CFR, parts 210 and 211, the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use and the EMA. Similar regulations are in effect in other countries. Manufacturing facilities are subject to inspection by the applicable regulatory authorities and are subject to manufacturing licenses where applicable. These facilities, whether our own or our contract manufacturers, may be inspected before we can use them in commercial manufacturing of our related products. We or our contract manufacturers must be able to comply with all applicable cGMP’s and FDA or other regulatory requirements. If we or our contract manufacturers fail to comply, we or our contract manufacturers may be subject to legal or regulatory action, such as suspension of manufacturing license(s), seizure of product, or voluntary recall of product. Furthermore, continued compliance with applicable cGMP’s will require continual expenditure of time, money and effort on the part of the Company or our contract manufacturers in the areas of production and quality control and record keeping and reporting, in order to ensure full compliance.

Post-Approval Regulation
Any products manufactured or distributed by the Company pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug and other reporting, advertising and promotion restrictions. The FDA’s rules for advertising and promotion require, among other things, that our promotion be fairly balanced and adequately substantiated by clinical studies, and that we do not promote our products for unapproved uses. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process or controls. On its own initiative, the FDA may require changes to the labeling of an approved drug if it becomes aware of new safety information that the agency believes should be included in the approved drug’s labeling. The FDA also enforces the requirements of the Prescription Drug Marketing Act (“PDMA”), which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.
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
There are a variety of state laws and regulations that apply in the states or localities where our approved products and drug candidates are or may be marketed. For example, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in that state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Any applicable state or local regulations may hinder our ability to market, or increase the cost of marketing, our products in those states or localities.
The FDA’s policies may change and additional government regulations may be enacted that could impose additional burdens or limitations on our ability to market products after approval. Moreover, increased attention to the containment of healthcare costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.
Marketing Exclusivity
The FDA may grant five years of exclusivity in the United States for the approval of NDAs for new chemical entities, and three years of exclusivity for supplemental NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the supplemental application. Additionally, six months of marketing exclusivity in the United States is available if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. The six month pediatric exclusivity is added to any existing patent or non-patent exclusivity period for which the drug is eligible. Orphan drug products are also eligible for pediatric exclusivity if the FDA requests and the company completes pediatric clinical trials. Under the Biologics Price Competition and Innovation Act, the FDA may grant 12 years of data exclusivity for innovative biological products.

Foreign Regulation
Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities in specific regions or countries. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (“EU”) regional registration procedures are available to companies wishing to market a product in more than one EU member state. If the competent regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization may be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above and may also include additional risks.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application (“CTA”) much like an IND prior to the commencement of human clinical trials. In the EU, a CTA must be submitted for each trial to the competent health authority and to independent ethics committees by national procedure for a single country trial or by EMA submission portal CTIS for a multinational study. Once the CTA is approved in accordance with the requirements in the concerned countries, clinical trial development may proceed in those countries and are conducted in accordance with GCP and other applicable regulatory requirements.
To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application (“MAA”). This application is similar to the NDA or BLA in the United States, with the exception of, among other things, regional and/or country-specific document requirements. Drugs can be authorized in the EU by using the centralized, mutual recognition, decentralized or national authorization procedures described below.
The EMA implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). A positive opinion on the MAA by the CHMP then needs to be endorsed by the European Commission within approximately 67 days. Accelerated assessment might be granted by the CHMP in exceptional cases, in which case the EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days (excluding clock stops) and the opinion issued thereafter.
The mutual recognition procedure (“MRP”) for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the EU. The MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is based on the principle of the mutual recognition by EU member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.
Should any member state refuse to recognize the marketing authorization by the reference member state, the member states shall make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA committee is then forwarded to the European Commission, for the start of the decision making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.
Legislation similar to the Orphan Drug Act has been enacted in other jurisdictions outside of the United States, including the EU. The orphan legislation in the EU is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life-threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.

For other countries outside of the EU, such as the United Kingdom, Switzerland, the non-EU countries in Eastern Europe, the Middle-East, Latin America, Japan or other countries in Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary. In all cases, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Manufacturing
For our small molecule products, our manufacturing strategy is to contract with third parties to manufacture the raw materials, our active pharmaceutical ingredients (“API”) and finished dosage form for clinical and commercial uses. We currently do not operate manufacturing facilities for clinical or commercial production of JAKAFI, ICLUSIG, PEMAZYRE and OPZELURA. As such, we expect to continue to rely on third parties for the manufacture of commercial supplies of the raw materials, API and finished drug product for drugs that we successfully develop and are approved for commercial sale. In this manner, we continue to build and maintain our supply chain and quality assurance resources.
For our large molecule products, our manufacturing strategy is a combination of contracts with third parties and internal manufacturing for clinical and commercial uses. Currently, our approved large molecule products are MONJUVI/MINJUVI, ZYNYZ and NIKTIMVO. In July 2018, we purchased land located in Yverdon, Switzerland for construction of a large molecule production facility to manufacture biologic drug substances for our drug candidates. Construction activity commenced in July 2018, and in June 2022 Swissmedic authorities granted the GMP drug manufacturing license for this facility. The Yverdon facility started to manufacture MONJUVI/MINJUVI drug substance during the fourth quarter of 2022. The drug substance is usable in patients after regulatory approval, which was granted in the fourth quarter of 2023 for the European market and the third quarter of 2025 for the United States.
Manufacturing of our Products
Our supply chain for manufacturing raw materials, API and drug product ready for distribution and commercialization is a multi-step international process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.
For our small molecule products, we contract with third parties to manufacture JAKAFI, ICLUSIG, PEMAZYRE, OPZELURA and our drug candidates for clinical and commercial purposes. Third-party manufacturers supply raw materials, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our drug candidates, once our raw materials are produced, we rely on one third-party to manufacture the API, another to make finished drug product and a third to package and label the finished product. We generally have a single source or a limited number of suppliers that are qualified to supply each of the API and finished product of our drug products and our other drug candidates. For ruxolitinib phosphate, the API for JAKAFI and OPZELURA, we have three qualified third-party contract manufacturers from which we can source drug substance.
We also rely on third-party contract manufacturers to tablet or capsulate all of our active pharmaceutical ingredients for clinical and commercial uses. For JAKAFI and ICLUSIG, we have two qualified third-party manufacturers from which we can source commercial drug product. Secondary packaging of ICLUSIG is performed by a qualified third-party manufacturer. Primary packaged product for ICLUSIG can be used for clinical and commercial purposes. For PEMAZYRE, we have one qualified third-party manufacturer from which we can source commercial drug product. For OPZELURA, we have two qualified third-party manufacturers from which we can source commercial drug product for the United States market, and one qualified third-party manufacturer from which we can source commercial drug product for markets outside of the United States.
For our large molecule products, tafasitamab, the API for MONJUVI/MINJUVI has three qualified manufacturers. For the other biological products retifanlimab and axatilimab, the API for ZYNYZ and NIKTIMVO respectively, we have one qualified third-party contract manufacturer per API from which we can source drug substance. For the commercial drug product manufacturing, MONJUVI/MINJUVI has two active qualified third-party manufacturers, and ZYNYZ and NIKTIMVO both have one.

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
While we believe there are multiple third parties capable of providing most of the materials and services we need in order to manufacture API and distribute finished goods, and that supply of materials that cannot be second sourced can be managed with inventory planning, there is always a risk that we may underestimate demand, and that our manufacturing capacity through third-party manufacturers may not be sufficient. In addition, because of the significant lead times involved in our supply chain, we may have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times. Our strategy is to maintain sufficient levels of safety stock of API and semi-finished goods to be able to respond to changes in demand to provide on-time supply of drug product.
Access to Supplies and Materials
Our third-party manufacturers need access to certain supplies and products to manufacture our products and drug candidates. If delivery of material from their suppliers were interrupted for any reason or if they are unable to purchase sufficient quantities of raw materials used to manufacture our products and drug candidates, they may be unable to ship our products for commercial supply or to supply our drug candidates in development for clinical trials. For example, currently raw materials used to manufacture ruxolitinib phosphate, the API in JAKAFI and OPZELURA, are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results. We have qualified one of our European suppliers and currently expect to use raw materials from this supplier in production later in 2026.
Human Capital
Our human capital management philosophy is committed to promoting an environment where our colleagues feel valued, engaged, and energized to help us achieve our company strategy. Our ability to deliver scientific excellence and outcomes for patients is driven by our collaborative culture, which influences how we work across every part of our business. Further, it is our goal to conduct business in a manner that does not compromise the health or safety of our people or the state of the environment and to comply with all applicable environmental, health and safety regulatory requirements.

We appreciate one another’s differences and strengths and are proud to be an Equal Opportunity Employer. We value diversity of backgrounds and perspectives, and our policy is that we do not discriminate based any protected characteristic as established by federal, state or local laws, and we prohibit harassment of all kinds. We strive to create an environment that encourages employees to freely ask questions, raise concerns, and share their voice through employee engagement surveys, our compliance hotline, and with their HR Partner and leaders. Our management team makes themselves available to all employees through a number of formats, including quarterly global Town Hall events, Ask Me Anything sessions and Onboarding events, which all allow for an open question-and-answer dialogue.
We believe that creative solutions are best achieved through collaboration, and inclusion is therefore essential to Incyte. Diversity of thoughts, backgrounds, perceptions, and ideas help us create the medical solutions that patients require and represent the lifeblood of organizations such as ours. We have an Inclusion Committee, which is co-chaired by our Chief Executive Officer and Chief Human Resources Officer, to bring forth actionable plans across multiple focus areas. In addition, we are active in the communities in which we operate, offering 8 hours of volunteer time to our employees globally, a matching donation of up to $2,000 USD per year, and an annual recognition of Giving Tuesday with onsite volunteering for local non-profits around the world. This approach is intended to ensure that our employees are responding to those most in need in their communities, furthering our diversity efforts beyond our own doors.
We offer what we believe is a competitive compensation and benefits package, which allows 100% of global Incyte employees to participate in our annual incentive compensation plan, annual equity-based grants, health benefits and tuition reimbursement. We seek to ensure our compensation package remains competitive by conducting benchmark reviews annually. We support our colleagues in their professional development, offering opportunities for growth through challenging job assignments, development plans, and training opportunities.
As of December 31, 2025, we had 2,844 employees, representing an increase of approximately 9% over our 2,617 employees as of the end of the prior year. This growth is largely a result of continued expansion of our global commercial reach for our business operations. Among our employees, 940 are in research and development, 213 in medical affairs, 975 in sales and marketing and 716 in operations support and administrative positions. Geographically, 70% of our employees were based in the United States and Canada, 27% in Europe and 3% in Asia. In terms of gender diversity, 1,456 are female and 1,364 are male. Our employees in Austria, Belgium and Spain are covered by collective agreements, and management considers relations with our employees to be good.
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
JAKAFI is the first product marketed by us to be approved for sale in the United States. While we also sell our and our licensors’ other approved products ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO and our exclusive licensees sell OLUMIANT and TABRECTA, we anticipate that JAKAFI product sales will continue to contribute a significant percentage of our total revenues over the next several years. However, we expect that JAKAFI product sales will begin to decline upon the expiration of our patent exclusivity in 2028.

The continued commercial success of JAKAFI and our ability to maintain and continue to increase revenues from the sale of JAKAFI will depend on a number of factors, including:
•the number of patients diagnosed with intermediate or high-risk myelofibrosis, uncontrolled polycythemia vera or steroid-refractory graft-versus-host disease and the number of such patients that may be treated with JAKAFI;
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
•the label and promotional claims allowed by the U.S. Food and Drug Administration (FDA);
•the maintenance of regulatory approval for the approved indications in the United States;
•our ability to develop, obtain regulatory approval for and commercialize JAKAFI in the United States for additional indications or in combination with other therapeutic modalities; and
•the effects of a public health pandemic or epidemic such as the COVID-19 pandemic or of adverse geopolitical events, regulatory, legislative or administrative developments.
If we are not able to maintain revenues from JAKAFI in the United States, or our revenues from JAKAFI decrease, our business may be materially harmed and we may need to delay other drug discovery, development and commercialization initiatives or even significantly curtail operations, and our ability to license or acquire new products to diversify our revenue base could be limited.
In addition, revenues from our other products and our receipt of royalties under our collaboration agreements, including our agreements with Novartis Pharmaceutical International Ltd. for sales of JAKAVI outside the United States and TABRECTA globally and with Eli Lilly and Company for worldwide sales of OLUMIANT, will depend on factors similar to those listed above, with similar regulatory, pricing and reimbursement issues driven by applicable regulatory authorities and governmental and third-party payors affecting jurisdictions outside the United States.
If we are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected and our product sales, results of operations and financial condition could be harmed.
Our ability to commercialize our current and any future approved products successfully will depend in part on the prices we are able to charge for these products and the extent to which adequate coverage and reimbursement levels for the cost of our products and related treatment are obtained from third-party payors, such as private insurers, government insurance programs, including Medicare and Medicaid, health maintenance organizations and other healthcare related organizations in the United States and abroad. We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. The costs of the drug products marketed by us are not insignificant and almost all patients will require some form of third-party coverage to afford their cost. Our future revenues and profitability will be adversely affected if we cannot depend on government and other third-party payors to defray the cost of our products to the patient.

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
In many markets outside of the United States, including countries of the European Union (EU), drug pricing and reimbursement are subject to government control, and government authorities are making greater efforts to limit or regulate the price of drug products. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. Reimbursement in the EU must be negotiated on a country-by-country basis and in many countries a drug product cannot be commercially launched until reimbursement is approved. The timing to complete the negotiation process in each country is highly uncertain, and in some countries, we expect that it may exceed 12 months. Some countries set prices by reference to prices in other countries, and countries may refuse to reimburse or may restrict the reimbursed population for a drug product based on their national health technology assessments and cost effectiveness thresholds. In addition, governmental authorities in many countries may reduce prices for approved drug products from previously established prices.
Third-party payors are increasingly challenging the prices charged for medical products and services, and payors and employers are adopting benefit plan changes that shift a greater portion of prescription drug costs to patients. Third party pharmacy benefit managers (PBMs), other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. There has been significant consolidation in the health insurance industry, resulting in large insurers and PBMs exerting greater pressure and leverage in pricing and usage negotiations with drug manufacturers. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. If we are unsuccessful in obtaining and maintaining broad coverage and reimbursement for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.

If third parties institute high co-payment amounts or other benefit limits for our products, the demand for our products and, accordingly, our revenues and results of operations, could be adversely affected. Our patient assistance programs have provided support for non-profit organizations that provide financial assistance to eligible patients or in some cases, we have provided our products without charge to eligible patients who have no insurance coverage or are underinsured. Substantial support in this manner could harm our profitability in the future. Further, the ability of non-profit organizations to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, or at all.
Risks related to proposed changes in government regulations and healthcare reform measures are described below under “Other Risks Relating to our Business—Healthcare reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. If recent proposals for changes to Medicare and Medicaid reimbursement of drug prices are adopted into law, our results of operations and financial condition could be harmed.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed. Our collaborators Novartis and Lilly are affected by similar considerations for the drugs that they market and for which we may receive royalties.
We depend upon a limited number of specialty pharmacies and wholesalers for a significant portion of any revenues from JAKAFI and most of our other drug products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could adversely affect our operations and financial condition.
We sell JAKAFI and our other drug products other than OPZELURA primarily to specialty pharmacies and wholesalers. Specialty pharmacies dispense JAKAFI and our other drug products to patients in fulfillment of prescriptions and wholesalers sell JAKAFI and our other drug products to hospitals and physician offices. We do not promote JAKAFI or our other drug products to specialty pharmacies or wholesalers, and they do not set or determine demand for JAKAFI or our other drug products. Our ability to successfully commercialize JAKAFI and our other drug products will depend, in part, on the extent to which we are able to provide adequate distribution of JAKAFI and our other drug products to patients. Although we have contracted with a number of specialty pharmacies and wholesalers, they are expected generally to carry a very limited inventory and may be reluctant to be part of our distribution network in the future if demand for our products does not increase. Further, it is possible that these specialty pharmacies and wholesalers could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to carry smaller volume products such as JAKAFI and our other drug products, or lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative channels to distribute JAKAFI or our other drug products on relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace any such specialty pharmacy or wholesaler. The loss of any large specialty pharmacy or wholesaler as part of our distribution network, a significant reduction in sales we make to specialty pharmacies or wholesalers, or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
We are continuing to establish and maintain sales, marketing and distribution capabilities for our products. Successful commercialization of our drug candidates requires us to establish new physician and payor relationships, PBM and pharmacy network relationships, reimbursement strategies and governmental interactions, separate from our existing capabilities. Our inability to successfully commercialize our products could harm our business and operating results.

If we fail to comply with applicable laws and regulations, we could lose our approval to market our products or be subject to other governmental enforcement activity.
We cannot guarantee that we will be able to maintain regulatory approval to market our products in the jurisdictions in which they are currently marketed. If we do not maintain our regulatory approval to market our products, our results of operations will be materially harmed. We and our collaborators, third-party manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA and other federal and state agencies as well as foreign governmental agencies. These regulations continue to apply after product marketing approval, and cover, among other things, testing, manufacturing, quality control and assurance, labeling, advertising, promotion, risk mitigation, and adverse event reporting requirements.
The commercialization of our products is subject to post-regulatory approval product surveillance, and our products may have to be withdrawn from the market or subject to restrictions if previously unknown problems occur. Regulatory agencies may also require additional clinical trials or testing for our products, and our products may be recalled or may be subject to reformulation, additional studies, changes in labeling, warnings to the public and negative publicity. For example, from late 2013 through 2014, ICLUSIG was subject to review by the European Medicines Agency (“EMA”), of the benefits and risks of ICLUSIG to better understand the nature, frequency and severity of events obstructing the arteries or veins, the potential mechanism that leads to these side effects and whether there needed to be a revision in the dosing recommendation, patient monitoring and a risk management plan for ICLUSIG. This review was completed in January 2015, with additional warnings in the product information but without any change in the approved indications. The EMA could take additional actions in the future that reduce the commercial potential of ICLUSIG. In addition, in September 2021, the FDA updated labeling for JAKAFI and other JAK inhibitor drugs to include warnings of increased risk of major adverse cardiovascular events, thrombosis, and secondary malignancies related to another JAK-inhibitor treating rheumatoid arthritis, a condition for which JAKAFI is not indicated. As part of the FDA labeling update for oral JAK inhibitors in treating inflammatory conditions, class “boxed” warnings were also included in the OPZELURA label. It is possible that future sales of JAKAFI and OPZELURA could be negatively affected as a result of the “boxed” warnings, which could have a material and adverse effect on our business, results of operations and prospects.
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
The testing, manufacturing, marketing and sale of our products could expose us to product liability and other risks. Side effects and other problems experienced by patients from the use of our products could:
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
Previously unknown risks and adverse effects of our products may also be discovered in connection with unapproved, or off-label, uses of our products. We are prohibited by law from promoting or in any way supporting or encouraging the promotion of our products for off-label uses, but physicians are permitted to use products for off-label purposes. In addition, we are studying and expect to continue to study our approved products in diseases for potential additional indications in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated and as our products are studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of our products, reformulate our products or make changes and obtain new approvals. We may also experience a significant drop in the sales of our products, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent sales of our products or substantially increase the costs and expenses of commercializing our products.
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
Factors similar to those listed above also apply to our collaborators in the jurisdictions in which they have development and commercialization rights.
If we market our products in a manner that violates various laws and regulations, we may be subject to civil or criminal penalties.
In addition to FDA and related regulatory requirements, we are subject to healthcare “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally- or state-financed healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities.

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
The EU and member countries, as well as governmental authorities in other countries, impose similar strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the EU and in other territories, and the EU also maintains strict controls on advertising and promotional materials. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Numerous states and localities have enacted or are considering enacting legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Additionally, as part of the Patient Protection and Affordable Care Act, the U.S. federal government has enacted the Physician Payment Sunshine provisions. These provisions and similar laws and regulations in other jurisdictions where we do business require manufacturers to publicly report certain payments or other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, which could be significant in amount or result in exclusion from federal healthcare programs such as Medicare and Medicaid. Any action initiated against us for violation of these laws, even if we successfully defend against it, could require the expenditure of significant resources and generate negative publicity, which could harm our business and operating results, and any settlement of such action initiated against us, regardless of the merits, could result in the payment of significant amounts, which could harm our financial condition and operating results. See also “—Other Risks Relating to our Business—If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business” below.
Competition for our products could harm our business and result in a decrease in our revenue.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business—Competition” in this Annual Report on Form 10-K for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”). The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received a notice letter from each of Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., and Eugia Pharma Specialties, Ltd., which we refer to as the Generic Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of JAKAFI that contains a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex, Inc. regarding its filing of an NDA pursuant to section 505(b)(2) of the FDCA that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and that contains a paragraph IV certification purporting to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we filed patent infringement actions against each of the Generic Manufacturers (with respect to both the ANDA and 505(b)(2) NDA for Apotex, Inc.) in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. In October 2025 and February 2026, we entered into a confidential settlement agreement with Hikma Pharmaceuticals USA Inc. and Granules India Ltd., respectively, settling all outstanding claims in the Hikma and Granules litigations. The actions against the other generic companies remain pending.
With respect to deuterated ruxolitinib, in January 2018 the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office denied institution of a petition challenging our patent covering deuterated ruxolitinib analogs. The PTAB subsequently denied the petitioner’s request for rehearing in May 2018. Although the PTAB’s decision is now final, the petitioner still has the right to separately challenge the validity of our patent in federal court.
ICLUSIG currently competes with existing therapies that are approved for the treatment of patients with chronic myeloid leukemia (“CML”) who are resistant or intolerant to prior tyrosine kinase inhibitor (“TKI”) therapies, on the basis of, among other things, efficacy, cost, breadth of approved use and the safety and side-effect profile. In addition, generic versions of imatinib are available. Given ICLUSIG’s various indication statements globally that are currently focused on resistant or intolerant CML, we currently believe that generic versions of imatinib will not materially impact our commercialization of ICLUSIG but we cannot be certain how physicians, payors, patients, regulatory authorities and other market participants will respond to the availability of generic versions of imatinib.
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
Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic versions of prescription treatments. We have received a notice letter from each of Padagis Israel Pharmaceuticals Ltd., Taro Pharmaceuticals Inc., Zydus Lifesciences Limited and Encube Ethicals Private Limited notifying us that each has filed an ANDA requesting approval to market a generic version of OPZELURA and that contains a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. None of the notice letters challenge the ruxolitinib or ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028, and the notice letter from Zydus Lifesciences Limited also does not challenge certain patents covering ruxolitinib phosphate cream and its uses, providing patent coverage (with pediatric extension) until November 2031. In response to the notice letters, we filed patent infringement actions against each of Padagis Israel Pharmaceuticals Ltd., Taro Pharmaceuticals Inc., Zydus Lifesciences Limited and Encube Ethicals Private Limited in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents for OPZELURA. Each of these actions remains pending.

There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any generic manufacturer will be successful in protecting exclusivity of our products. The entry of a competitive drug product from another company or a generic version of one of our products could result in a decrease in sales of our products and materially harm our business, operating results, and financial condition.
Factors similar to those listed above also apply to our collaborator Novartis for JAKAVI and TABRECTA in the jurisdictions in which it has commercialization rights and to our collaborator Lilly for OLUMIANT in all jurisdictions.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Despite investing significant resources, we may not be successful in discovering, developing, or commercializing additional drug products or our existing drug products in new indications. Discovery and development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. We, or our collaborators or licensees, may decide to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. Even if a drug candidate receives marketing approval, it may not be able to achieve market acceptance or compete successfully with our competitors’ products and we may never realize a return on the significant amount of time and money invested in the drug candidate, which could adversely affect our operating results and financial condition as well as our business plans. Of the compounds or biologics that we identify as potential drug products or that we in-license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.

If we or our collaborators are unable to obtain regulatory approval for our drug candidates in the United States or foreign jurisdictions, we or our collaborators will not be permitted to commercialize products resulting from our research.
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
Data obtained from clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. Many companies in the pharmaceutical and biopharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier clinical trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review. Delays in FDA approval of drug candidates may also result from other factors such as funding limitations, staffing reductions or other resource restrictions, any of which could have an adverse effect on the regulatory approval process. Further, the FDA has in the past required, and could in the future require, that we or our collaborators conduct additional trials of any of our drug candidates, which would result in delays and could result in our termination of a drug development program. From time to time we and our collaborators have experienced events that have resulted in delays, setbacks and terminations of drug development programs. In April 2017, we and our collaborator Lilly announced that the FDA had issued a complete response letter for the NDA of OLUMIANT as a once-daily oral medication for the treatment of moderate-to-severe rheumatoid arthritis. The letter indicated that additional clinical data were needed to determine the most appropriate doses and to further characterize safety concerns across treatment arms. In June 2018, after a resubmission of the NDA, the FDA approved the 2mg dose of OLUMIANT for the treatment of adults with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor inhibitor therapies. The FDA did not at that time approve any higher dose of OLUMIANT and required a warning label in connection with its approval. In addition, in January 2022, we announced that we withdrew the NDA seeking approval of parsaclisib for the treatment of patients with relapsed or refractory follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma. The decision to withdraw the NDA followed discussions with FDA regarding confirmatory clinical trials that we determined cannot be completed within the time period to support the investment. Also, in March 2023, we received a complete response letter for ruxolitinib extended release tablets, which identified additional requirements for approval.

Compounds or biologics developed by us or with or by our collaborators and licensees may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. For example, in January 2020 we stopped our Phase 3 trial of itacitinib for the treatment of acute graft-versus-host-disease. If clinical trials of any of our or our collaborators’ compounds or biologics are stopped for safety, efficacy or other reasons or fail to meet their respective endpoints, our overall development plans, business, prospects, expected operating results and financial condition could be materially harmed and the value of our company could be negatively affected.
Even if any of our applications receives an FDA Fast Track or priority review designation (including based on a priority review voucher, one of which we recently acquired and used in connection with our submission seeking FDA approval of ruxolitinib cream for atopic dermatitis), these designations may not result in faster review or approval for our product candidate compared to product candidates considered for approval under conventional FDA procedures and, in any event, do not assure ultimate approval of our product candidate by the FDA. For example, in June 2021 we were informed by the FDA that the FDA had extended by three months the review period for the NDA for ruxolitinib cream for atopic dermatitis. Also, in July 2021, we announced that the FDA issued a complete response letter for the BLA of retifanlimab for the treatment of squamous cell carcinoma of the anal canal, in which the FDA stated it cannot approve the BLA and that additional data are needed. In addition, while the FDA had granted orphan drug designation and Fast Track designation to parsaclisib as a treatment for patients with follicular lymphoma, marginal zone lymphoma and mantle cell lymphoma, as discussed above we withdrew our NDA seeking approval for treatment of patients with those lymphomas. The FDA has recently increased its attention on mandated confirmatory trials for oncology drug candidates with accelerated approvals, and the logistics, cost and timing required for confirmatory trials may conflict with our investment thesis for drug candidates, resulting in withdrawal of approval applications.
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
Healthcare reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates. If recent proposals for changes to Medicare and Medicaid reimbursement of drug prices are adopted into law, our results of operations and financial condition could be harmed.
In recent years, through legislative and regulatory actions and executive orders, the U.S. federal government has made substantial changes to various payment systems under the Medicare and other federal healthcare programs. Comprehensive reforms to the U.S. healthcare system were enacted, including changes to the methods for, and amounts of, Medicare reimbursement. For example, the American Rescue Plan Act of 2021 includes a provision that became effective in January 2024 that eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid. It is expected that this provision, as implemented by the Centers for Medicare and Medicaid Services (“CMS”) will have the effect of increasing Medicaid rebate liability, particularly in the case of medicines that have experienced price increases at a rate in excess of inflation. Further, in August 2022, the Inflation Reduction Act of 2022 was enacted, which includes provisions allowing the federal government to negotiate prices for certain high-expenditure single source Medicare drugs, to impose penalties and to implement a potential excise tax for manufacturers that fail to comply with the negotiation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and to impose rebate liability on manufacturers that take price increases that exceed inflation. The new law also reduced the out-of-pocket prescription drug costs for Medicare Part D beneficiaries, and to help pay for this change in benefit design, the law imposes a new discount program which started in 2025 in which manufacturers pay specified discounts on Medicare Part D utilization of their drugs as a condition of selling such drugs in the Medicare Part D program. The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte. These exemptions apply on a drug-specific basis, and qualifying drugs will be exempt from possible negotiation through 2028 and subject to reduced discounts that will be phased-in over a number of years under the new Part D benefit. While there is currently significant uncertainty regarding the implementation of some of these reforms or the scope of amended or additional reforms, the implementation of reforms could significantly reduce net sales resulting from the Medicare programs and limit our ability to increase the prices that we charge for our drugs. Reforms or other changes to these payment systems may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payors for our current and any future approved products. These reforms may affect future investments in our drug development, should the reforms affect our risk-benefit analysis of investing in a drug candidate. Some of these changes and proposed changes could result in reduced reimbursement rates or the elimination of dual sources of payment, which could reduce the price that we or any of our collaborators or licensees receive for any products in the future, and which would adversely affect our business strategy, operations and financial results.
In addition, there has been an increasing legislative and enforcement interest in the United States with respect to drug pricing practices. This has resulted in significant legislative activity and proposals from the prior and current administrations relating to prescription drug prices and reimbursement, any of which, if enacted, could impose downward pressure on the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been ongoing federal congressional inquiries and proposed and enacted federal and state legislation, executive orders and administrative agency rules designed to, among other things, bring more transparency to drug pricing, reduce drug prices, reform government program reimbursement methodologies for prescription drugs, expand access to government-mandated discounted pricing (known as 340B pricing) through broader contract pharmacy arrangements, allow importation of drugs into the United States from other countries, and limit allowable prices for drugs through reference to an average price from foreign markets that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the healthcare reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including material adverse affects to our revenue and the curtailing or, in some case, the ceasing of our research and development efforts. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
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
In addition, the trend toward managed healthcare in the United States as well as legislative and regulatory proposals to reform healthcare or address the cost of government insurance programs may all result in lower prices for, or rejection of, our products. Managed healthcare organizations could control or significantly influence the purchase of healthcare services and products. Adoption of our products by the medical community and patients may be limited without adequate reimbursement for those products. Cost control initiatives may decrease coverage and payment levels for our products and, in turn, the price that we will be able to charge for any product. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our current and any future approved products.
The continuing efforts of legislatures, health agencies and third-party payors to contain or reduce the costs of healthcare, any denial of private or government payor coverage or inadequate reimbursement for our drug candidates could materially and adversely affect our business strategy, operations, future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers, collaborators and licensees and the availability of capital. The same risks apply to our compounds developed and marketed by our collaborators, and our future potential milestone and royalty revenues could be affected in a similar manner.

Changes in government pricing policies, including the enactment of “most favored nation” pricing legislation, could adversely affect our business.
Our revenue, results of operations, and cash flows could be materially and adversely affected by changes in government pricing policies, including recently proposed or enacted “most favored nation” (MFN) pricing legislation or executive actions. For example, an executive order issued on May 12, 2025, directed the Department of Health and Human Services to establish MFN price targets, and, if progress toward these targets is insufficient, to pursue rulemaking that could require sale of certain products in the U.S. at prices no higher than those in comparable developed nations. The extent, timing, and ultimate effect of this policy are uncertain, and we cannot predict the potential impact on our pricing, reimbursement, or profitability.
We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business.
We have licensed to Novartis rights to ruxolitinib outside of the United States and worldwide rights to our MET inhibitor compounds, including TABRECTA, and licensed to Lilly worldwide rights to baricitinib. In addition, we have licensed certain Asian rights to some of our drug products and clinical stage compounds to other collaborators. Under the terms of our agreements with these collaborators, we have no or limited control over the further clinical development of these drug candidates in the relevant territories and any revenues we may receive if these drug candidates receive regulatory approval and are commercialized in the relevant territories will depend primarily on the development and commercialization efforts of others. While OLUMIANT was approved by the European Commission in February 2017 for the treatment of moderate-to-severe rheumatoid arthritis in adult patients and by Japan’s Ministry of Health, Labor and Welfare in July 2017 for the treatment of rheumatoid arthritis in patients with inadequate response to standard-of-care therapies, the NDA for OLUMIANT for the treatment of moderate-to-severe rheumatoid arthritis was approved in June 2018, and only in the lower dosage tablet and with a warning label. Delays in any marketing approval by the FDA, European or other regulatory authorities, or any label modifications or restrictions in connection with any such approval, or the existence of other risks relating to approved drug products, including those described under “Risks Relating to Commercialization of Our Products,” could delay the receipt of and reduce resulting potential royalty and milestone revenue from our out-licensed drug candidates.
Conflicts may arise with our collaborators and licensees if they pursue alternative technologies or develop alternative products either on their own or in collaboration with others as a means for developing treatments for the diseases that we have targeted. Competing products and product opportunities may lead our collaborators and licensees to withdraw their support for our drug candidates. Any failure of our collaborators and licensees to perform their obligations under our agreements with them or otherwise to support our drug candidates could negatively impact the development of our drug candidates and lead to our loss of potential revenues from product sales and milestones. Additionally, conflicts have from time to time occurred, and may in the future arise, relating to, among other things, disputes about the achievement and payment of milestone amounts and royalties owed, the ownership of intellectual property that is developed during the course of a collaborative relationship or the operation or interpretation of other provisions in our collaboration and license agreements. These disputes have led and could in the future lead to litigation or arbitration, which could be costly and divert the efforts of our management and scientific staff and could diminish the expected effectiveness of the collaboration.
Our existing collaborative and license agreements can be terminated by our collaborators and licensees for convenience, in addition to other circumstances. If any of our collaborators or licensees terminates its agreement with us, or terminates its rights with respect to certain indications or drug candidates, we may not be able to find a replacement collaborator and our business could be adversely affected. Should an agreement be terminated before we have realized the benefits of the collaboration or license, our reputation could be harmed, we may not obtain revenues that we anticipated receiving, and our business could be adversely affected.

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
An element of our business strategy is to enter into collaborative or license arrangements with other parties, under which we license our drug candidates to those parties for development and commercialization or under which we study our drug candidates in combination with other parties’ compounds or biologics. For example, in addition to Novartis, Lilly, and our other existing collaborations, we are evaluating strategic relationships with respect to several of our other programs. However, because collaboration and license arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have drug candidates that are desirable to other parties, or we may be unwilling to license a drug candidate to a particular party because such party is a competitor or for other reasons. The terms of any such arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaboration or license arrangements, we may not be able to develop and commercialize a drug product, which could adversely affect our business, our revenues and our future revenue prospects.
We will likely not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or drug candidates. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, do not devote adequate resources to the program, are unable to obtain regulatory approval of our drug candidates, pursue alternative technologies or develop alternative products, or do not agree with our approach to development or manufacturing of the drug candidate, the relationship could be unsuccessful. We cannot be sure that potential conflicts will not arise or be alleged among our existing or future collaborations. If a business combination involving a collaborator or licensee and a third-party were to occur, the effect could be to terminate or cause delays in the development of our drug candidate.
If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations might be adversely affected.
In addition to establishing collaborative or license arrangements under which other parties license our drug candidates for development and commercialization or under which we study our drug candidates in combination with such parties’ compounds or biologics, we may explore opportunities to develop our clinical pipeline by in-licensing drug candidates or therapeutic targets that fit within our focus, such as our collaborations with MacroGenics, Inc. (“MacroGenics”), Merus N.V. (“Merus”) and Syndax Pharmaceuticals Inc., or explore additional opportunities to further develop and commercialize existing drug candidates in specific jurisdictions, such as our June 2016 acquisition of the development and commercialization rights to ICLUSIG in certain countries. We may be unable to enter into any additional in-licensing agreements because suitable drug candidates that are within our expertise may not be available to us on terms that are acceptable to us or because competitors with greater resources seek to in-license the same drug candidates. Drug candidates that we would like to develop or commercialize may not be available to us because they are controlled by competitors who are unwilling to license the rights to the drug candidate to us. In addition, we may enter into license agreements that are unsuccessful and our business and operations might be adversely affected if we are unable to realize the expected economic benefits of a collaboration or other licensing arrangement, by the termination of a drug candidate and termination and winding down of the related license agreement, or due to other business or regulatory issues, including financial difficulties, that may adversely affect a licensor’s ability to continue to perform its obligations under an in-license agreement. For example, in January 2022, we decided to opt-out of the continued development with Merus of MCLA-145, which was the most advanced compound under our collaboration with Merus, and in 2022 and 2023, we decided to terminate our collaborations with Calithera Biosciences, Inc. and Syros Pharmaceuticals, Inc. If we make or incur contractual obligations to make significant upfront payments in connection with licenses for late-stage drug candidates, and if any of those drug candidates do not receive marketing approval or commercial sales as anticipated or we have to fund additional clinical trials before marketing approval can be obtained, we will have expended significant funds that might have been applied for other uses or we may have to expend funds that were not otherwise budgeted or anticipated in connection with the collaboration, and such developments could have a material adverse effect on our stock price and our ability to pursue other transactions. As discussed above under “Other Risks Relating to Our Business—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” conflicts or other issues may arise with our licensors. Those conflicts could result in delays in our plans to develop drug candidates or result in the expenditure of additional funds to resolve those conflicts that could have an adverse effect on our results of operations. We have also licensed, and may in the future need to license, drug delivery or other technology in order to continue to develop our drug candidates. If we are unable to enter into additional agreements to license drug candidates, drug delivery technology or other technology or if these arrangements are unsuccessful, our research and development efforts could be adversely affected, and we may be unable to increase our number of successfully marketed products and our revenues.
Public health epidemics and pandemics, such as the COVID-19 pandemic, have adversely affected and could in the future adversely affect our business, results of operations, and financial condition.
Our global operations expose us to risks associated with public health epidemics and pandemics, such as the COVID-19 pandemic. The extent to which a public health pandemic and the measures taken to limit the disease’s spread can impact our operations and those of our suppliers, collaborators, service providers and healthcare organizations serving patients, as well as demand for our drug products, will depend on developments that are highly uncertain, including the duration of the outbreak and any related government actions.
As a result of the COVID-19 pandemic we experienced, and as a result of future pandemics we may in the future experience, disruptions with the potential to severely impact our business, results of operations and financial condition. These disruptions can include the following:
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
Our collaborators could be affected by similar factors as those that have or could affect our business. The ultimate impact of a public health epidemic or pandemic is highly uncertain, but the potential impacts or delays on our or our collaborators’ businesses, our revenues, including milestone and royalty revenues from our collaborators, our and our collaborators’ clinical trials, healthcare systems or the global economy as a whole could have a material adverse impact on our business, results of operations and financial condition.
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
We have limited internal resources and capacity to perform preclinical testing and clinical trials. As part of our development strategy, we often hire contract research organizations (“CROs”) to perform preclinical testing and clinical trials for drug candidates. If the CROs that we hire to perform our preclinical testing and clinical trials do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may cost more, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another entity to perform a preclinical test or clinical trial, the delay in the test or trial may result in significant additional expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.
Our reliance on other parties to manufacture our drug products and drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.
We do not currently operate manufacturing facilities for most of our clinical or commercial products, including JAKAFI, PEMAZYRE, ICLUSIG, OPZELURA, ZYNYZ and NIKTIMVO, and our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, active pharmaceutical ingredient (“API”), and finished drug product. We do have a biologics production facility located in Yverdon, Switzerland, currently registered for MONJUVI/MINJUVI drug substance manufacturing. We are responsible for the sourcing and manufacturing of ZYNYZ together with our collaborator MacroGenics. While working to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of clinical and commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
We may not be able to obtain sufficient quantities of our drug candidates or any drug products we may develop if our designated manufacturers do not have the capacity or capability to manufacture them according to our schedule and specifications. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production to commercial quantities from clinical quantities. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. To the extent problems such as these are experienced, we could encounter difficulties in supplying sufficient product to meet demand or incur additional costs to remedy the problems or to recall defective products. Any such recall could also harm our sales efforts and our reputation. Our suppliers, which operate in multiple countries around the world, could also experience disruptions in their operations resulting from various factors, including equipment malfunction or failure, regulatory requirements or actions, raw material shortages, labor disputes or shortages, including from the effects of public health pandemics, cyberattacks, natural and other disasters, and wars or other geopolitical events. In addition, one or more of our third party contract manufacturers could be acquired and its contract manufacturing operations could be ceased or curtailed. While our strategy is to maintain at a minimum 24 months stock of ruxolitinib phosphate API, inclusive of finished product, ruxolitinib phosphate might be used by us either to make JAKAFI or OPZELURA or for ruxolitinib drug candidates in clinical trials. In addition, we may not be able to arrange for our drug candidates or any drug products that we may develop to be manufactured by one of these parties on reasonable terms, if at all. We generally have a single source or a limited number of suppliers that are qualified to supply each of the raw materials, API and finished product of our drug products and our other drug candidates. If any of these suppliers were to become unable or unwilling to supply us with raw materials, API or finished product that complies with applicable regulatory requirements, we could incur significant delays in our clinical trials or interruption of commercial supply that could have a material adverse effect on our business. If we have promised delivery of a drug candidate or drug product and are unable to meet the delivery requirement due to manufacturing difficulties, our development programs could be delayed, we may have to expend additional sums in order to ensure that manufacturing capacity is available when we need it even if we do not use all of the manufacturing capacity, and our business and operating results could be harmed. Any increases in the cost of our drug candidates or drug products, whether through conditions affecting the cost and availability of raw materials, such as inflation, decreases in available manufacturing capacity, or otherwise, would adversely affect our results of operations.
We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. Foreign manufacturing approval processes typically include all of the risks associated with the FDA approval process for manufacturing and may also include additional risks.
A number of our collaborations involve the manufacture of antibodies. Either we or our collaborators have primary responsibility for manufacturing activities, and we intend to continue to use third-party contract manufacturing organizations for the manufacture of antibodies in conjunction with our manufacturing facility in Switzerland. Manufacturing antibodies and products containing antibodies is a more complex process than manufacturing small molecule drugs and subject to additional risks. The process of manufacturing antibodies and products containing antibodies is highly susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling up the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may encounter delays and difficulties in scaling up production at our Swiss facility or in obtaining necessary regulatory approvals and registrations to do so.
If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.
Our activities, and the activities of our collaborators, partners and third-party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies and have instituted pricing disclosure and other requirements for companies selling pharmaceuticals. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery or anti-corruption laws, or violations related to environmental matters. There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance, and we have previously been subject to an inquiry relating to our speaker programs and patient assistance programs. Violations of governmental regulation by us, our vendors or donation recipients may be punishable by criminal and civil sanctions, including damages, fines and penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to damages, fines and penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Actions taken by federal or local governments, legislative bodies and enforcement agencies with respect to these legal and regulatory compliance matters could also result in reduced demand for our products, reduced coverage of our products by healthcare payors, or both. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, collaborators, partners or third-party providers that would violate the laws or regulations of the jurisdictions in which we operate. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business, and any settlement of these proceedings could result in significant payments by us. Risks relating to compliance with laws and regulations may be heightened as we continue to expand our global operations and enter new therapeutic areas with different patient populations, which due to different product distribution methods, marketing programs or patient assistance programs may result in additional regulatory burdens and obligations.

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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution or make investments in other companies. For example, in February 2024 we entered into a purchase agreement with MorphoSys AG and MorphoSys US Inc. under which we acquired rights to tafasitamab (MONJUVI/MINJUVI) that resulted in our holding exclusive global development and commercialization rights to tafasitamab. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
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
•uncertainties in our ability to maintain the key business relationships of any business we acquire;
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
Acquisition transactions may be subject to regulatory approvals or other requirements that are not within our control. We may be unable to obtain these regulatory or other approvals, and closing conditions required in connection with our acquisition transactions may be unable to be satisfied or waived, which could result in our inability to complete the planned acquisition transactions. In addition, antitrust scrutiny by regulatory agencies and changes to regulatory approval processes in the U.S. and foreign jurisdictions may cause approvals to take longer than anticipated to obtain, or may not be obtained at all, or contain burdensome conditions such as required divestitures, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy.

As a result of these or other problems and risks, the businesses, products or technologies we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. For example, in 2024 we acquired Escient Pharmaceuticals, Inc., but later in that year we stopped development of the two lead compounds acquired from Escient. We cannot be sure that any acquisitions or investments we may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities and we may be unable to effectively advance our business strategy through strategic transactions, which could impair our ability to grow or obtain access to products or technology that could be important to the development of our business. Any acquisitions or investments made by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. For example, in several quarters of the last three fiscal years we recorded unrealized losses related to our investments in our collaboration partners, and we may experience additional losses related to our investments in future periods. In addition, if we choose to issue equity securities as consideration for any acquisition, dilution to our stockholders could result.
Risks associated with our operations outside of the United States could adversely affect our business.
We have European operations and plan to continue to expand our operations and conduct certain development activities outside of the United States. For example, as part of our plans to expand our activities outside of the United States, we conduct some of our operations in Canada, have commercial and clinical development activities in Japan, maintain an office in China and are working with collaborative partners in additional markets. International operations and business expansion plans are subject to numerous additional risks, including:
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
In addition to the risks described above under “Risks Relating to Commercialization of Our Products—If the use of our products harms patients, or is perceived to harm patients even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted or we could be subject to costly and damaging product liability claims,” the conduct of clinical trials of medical products that are intended for human use entails an inherent risk of product liability. If any product that we or any of our collaborators or licensees develops causes or is alleged to cause injury during clinical trials or commercialization, we may be held liable. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities, including substantial damages to be paid to the plaintiffs and legal costs, or we may be required to limit further development and commercialization of our products. Additionally, any product liability lawsuit could damage our reputation, cause participants and investigators to withdraw from clinical trials, and encourage potential collaborators or licensees to seek other partners, any of which could impact our results of operations.
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
We intend to continue to spend significant amounts on our efforts to discover and develop drugs, and if we are unable to generate revenues from our marketed drug products sufficient to offset our expenses we may incur losses in future periods. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part II, Item 7 of this Annual Report on Form 10-K, as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements. In addition, revenues from JAKAFI currently make up the substantial majority of our total revenues, but we expect that revenues from JAKAFI will begin to decline once patent exclusivity expires in 2028. We cannot assure you that we will be able to generate revenues from our other marketed drug products to offset the expected decline in revenues from JAKAFI.
We anticipate that our drug discovery and development efforts and related expenditures will increase as we expand our focus on the studies, including preclinical tests and clinical trials prior to seeking regulatory approval, that are required before we can sell a drug product.
The development of drug products will require us to spend significant funds on research, development, testing, obtaining regulatory approvals, manufacturing and marketing. We cannot be sure that we will generate substantial revenues from any drug candidates that we license or develop for several years, if ever.
We cannot be certain whether or when we will achieve sustained or increased profitability on a quarterly or annual basis because of the factors discussed under “Risks Relating to Commercialization of our Products” and in the above paragraphs and the significant uncertainties relating to our ability to generate commercially successful drug products. Even if we are successful in obtaining regulatory approvals for manufacturing and commercializing drug products in addition to our marketed drug products, we may incur losses if our drug products do not generate significant revenues.
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
•the time and costs involved in filing, prosecuting, defending and enforcing patent and intellectual property rights;
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
As discussed under “Other Risks Relating to Our Business—We may acquire businesses or assets, form joint ventures or make investments in other companies that may be unsuccessful, divert our management’s attention and harm our operating results and prospects,” any investments that we may make in companies with which we have strategic alliances could result in our recognition of losses on those investments. In addition, to the extent we may seek to sell or otherwise monetize those investments, we may not be able to do so at our desired price or valuation levels, or at all, due to the limited liquidity of some or all of those investments.
Any loss in value of our equity investments could adversely affect our financial position on the consolidated balance sheets and consolidated statements of operations.

Changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our results of operations, business and financial condition. For example, in July 2025, U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act was enacted, which, among other things, allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years but also increases the effective tax rate on foreign-derived deduction eligible income (formerly known as “foreign-derived intangible income”) for tax years beginning on or after January 1, 2026. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, which, among other things, includes a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022.
Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development (“OECD”) project on “Base Erosion and Profit Shifting,” commonly known as BEPS 2.0, by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the EU member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and monitor the potential impact of BEPS 2.0 on us, and the OECD minimum tax rules do not currently have a material impact on us, these minimum tax rules could in the future result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. In January 2025, the OECD released new guidance addressing implementation of the Pillar Two global minimum tax rules, which were effective for us in tax year 2024. As part of the guidance, the OECD placed limitations on transactions that produce deferred tax assets entered into during the transition period that runs from November 2021 through an entity’s adoption of Pillar Two. However, in January 2026, the OECD/G20 Inclusive Framework released its Side-by-Side (“SbS”) Safe Harbor package which is intended to work “side-by-side” with the Pillar Two framework, offering a streamlined compliance pathway for large multinational enterprises. If an eligible multinational enterprise group elects the SbS Safe Harbor, any top-up tax under Pillar Two’s income inclusion rule and undertaxed profits rule is treated as zero for the group’s controlled domestic and foreign operations. The SbS Safe Harbor does not apply to 2024 and 2025. While we anticipate making the SbS Safe Harbor election for our tax year beginning on January 1, 2026, if we do not obtain side-by-side tax treatment, we could experience adverse consequences for tax provisions, tax liabilities and effective tax rate. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, compliance costs and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.
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
We derive a substantial portion of our total revenues from product royalties and milestone payments under our collaboration agreements, with royalties on JAKAVI and OLUMIANT representing most of our product royalty, milestone and contract revenues in each of the three most recently completed fiscal years. Future revenues from research and development collaborations depend upon the continuation of the collaborations, the achievement of milestones, and any royalties we earn from any future products developed from our research. If we are unable to successfully achieve milestones or our collaborators fail to develop successful products, we will not earn the future revenues contemplated under our collaborative agreements. For example, delays in or other limitations with respect to the approval of baricitinib in the United States for the treatment of moderate-to-severe rheumatoid arthritis, or the failure to obtain such approval as a first line therapy, as discussed under “Other Risks Relating to Our Business—We depend on our collaborators and licensees for the future development and commercialization of some of our drug candidates. Conflicts may arise between our collaborators and licensees and us, or our collaborators and licensees may choose to terminate their agreements with us, which may adversely affect our business,” could affect potential future royalty and milestone and contract revenue.

RISKS RELATING TO INTELLECTUAL PROPERTY AND LEGAL MATTERS
If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.
The success of our drug discovery and development efforts will depend on our ability to develop new compounds, drugs and technologies without infringing or misappropriating the proprietary rights of others. The technology that we use to make and develop our drug products, the technology that we incorporate in our products, and the products we are developing may be subject to claims that they infringe the patents or proprietary rights of others. We are aware of patents and patent applications filed in certain countries claiming intellectual property relating to some of our drug discovery targets and drug candidates. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if any of these patents are asserted against us or if we choose to license any of these patents, our ability to commercialize our products could be harmed or the potential return to us from any product that may be successfully commercialized could be diminished.
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
Our business and competitive position depends in significant part upon our ability to protect our proprietary technology, including any drug products that we create. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. For example, one of our collaborators may disclose proprietary information pertaining to our drug discovery efforts. In addition, while we have filed numerous patent applications with respect to our approved products and drug candidates in the United States and in foreign countries, our patent applications may fail to result in issued patents. In addition, because patent applications can take several years to issue as patents, there may be pending patent applications of others that may later issue as patents that cover some aspect of our approved products or drug candidates. Our existing patents and any future patents we may obtain may not be broad enough to protect our products or all of the potential uses of our products, or otherwise prevent others from developing competing products or technologies. In addition, our patents may be challenged and invalidated or may fail to provide us with any competitive advantages if, for example, others were first to invent or first to file a patent application for the technologies and products covered by our patents. As noted above under “Risks Relating to Commercialization of Our Products—Competition for our products could harm our business and result in a decrease in our revenue,” potential generic drug company competitors have challenged certain patents relating to JAKAFI and OPZELURA.

Additionally, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property rights, such as a drug candidate in-licensed to us or subject to a collaboration with a third-party, the protection of such intellectual property rights may not be in our hands. If we do not control the intellectual property rights in-licensed to us with respect to a drug candidate and the entity that controls such intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed drug candidate.
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
If the effective term of our patents is decreased due to changes in U.S. patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
The value of our patents depends, in part, on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. U.S. patent laws provide a term of patent protection of 20 years from the earliest effective filing date of the patent application. Because the time from filing to issuance of biotechnology applications may be more than three years depending on the subject matter, a 20-year patent term from the filing date may result in substantially shorter patent protection.
Additionally, U.S. patent laws were amended in 2011 with the enactment of the America Invents Act and third parties are now able to challenge the validity of issued U.S. patents through various review proceedings; thus rendering the validity of U.S. patents more uncertain. We may be obligated to participate in review proceedings to determine the validity of our U.S. patents. We cannot predict the ultimate outcome of these proceedings, the conduct of which could result in substantial costs and diversion of our efforts and resources. If we are unsuccessful in these proceedings some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our products and drug candidates in the United States could be substantially shortened. Further, if all of the patents covering one of our products are invalidated, the FDA could approve requests to manufacture a generic version of that product prior to the expiration date of those patents.
Other changes in U.S. patent laws or changes in the interpretation of patent laws could diminish the value of our patents or narrow the scope of our patent protection. For example, the Supreme Court of the United States resolved a split among the circuit courts of appeals regarding antitrust challenges to settlements of patent infringement lawsuits under the Hatch-Waxman Act between brand-name drug companies and generic drug companies. The Court rejected the “scope of the patent” test and ruled that settlements involving “reverse payments” from brand-name drug companies to generic drug companies should be analyzed under the rule of reason. This ruling may create uncertainty and make it more difficult to settle patent litigation if a company seeking to manufacture a generic version of one of our products challenges the patents covering that product prior to the expiration date of those patents.

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
Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make our IT systems and data vulnerable to risks and damages from a variety of sources, including malicious human acts, breaches of security, cyber-attacks, catastrophe or natural disaster, telecommunications or network failures, loss of power or other natural or man-made events. In addition, despite network security and back-up measures, we and our vendors frequently defend against and respond to data security attacks and incidents, and our servers and our vendors’ servers are potentially susceptible to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures or those of our vendors, including our CROs and contract manufacturers, were disrupted, inadequate or unsuccessful in the event of a problem, we could experience an interruption of all or a portion of our operations, which could result in significant harm to our business, financial results and reputation. In addition, having a portion of our employees work remotely can strain our IT infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our manufacturing operations. There are inherent costs and risks associated with implementing enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.
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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws, including healthcare laws such as the Health Insurance Portability and Accountability Act, that protect certain types of sensitive information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.
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
Further, many countries and jurisdictions in which we work globally have enacted or are proposing privacy and data protection laws and regulations which govern the collection and use of personal information and which may impose large fines and penalties for noncompliance. For example, in the EU under the General Data Protection Regulation, potential fines for noncompliance are up to €20 million or 4% of annual global revenue, whichever is greater. Further, some jurisdictions provide for private rights of action if data breaches result in the loss or theft of personal data. These laws and regulations may also require, as applicable, that we:
•ensure individuals to whom personal information relates are informed about how their personal information is collected and processed;
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
Increasing use of social media and new technology, including artificial intelligence, could give rise to liability, breaches of data security, or reputational damage.
We and our employees increasingly are utilizing social media tools as a means of communication both internally and externally. We also are using new technology on a daily basis to enhance how we work. Despite our efforts to monitor evolving social media communication, our internal guidelines regarding the appropriate use of new technology and applicable and emerging rules, there is risk that the use of these tools by us or our employees may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of these tools in ways that may not comply with our policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Additionally, the use of artificial intelligence is increasing in the biopharmaceutical industry. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, which could affect our business. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Use of artificial intelligence may also lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Incyte is committed to maintaining robust oversight and governance of potential cybersecurity risks and to implementing processes and controls that help us identify, assess and manage such risks. To date, we have not experienced a cybersecurity threat or incident that has resulted in a material adverse impact to our business or operations. However, we cannot guarantee that we will not experience such a threat or incident in the future, given the increasing sophistication of those responsible for cybersecurity incidents. While we seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence where practicable through our internal processes and tools, we remain potentially vulnerable to known or unknown threats. In some instances, we can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” for more information on our cybersecurity risks.
We aim to incorporate and align with industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify, manage and mitigate material cybersecurity risks. These include, among other things, having mechanisms in place to detect and monitor unusual network activity, utilizing vulnerability assessment scans and tools, and conducting external and internal penetration tests and security assessments using the National Institute of Standards and Technology Cybersecurity Framework. We engage third party experts to assist with numerous aspects of our cybersecurity program, including vulnerability assessment scans, penetration tests and security assessments. These outside experts are utilized on a rotating basis to enable us to receive multiple viewpoints on the security of our technological resources. Additionally, from time to time, our internal audit function reviews and assesses various aspects of our cybersecurity program. We also engage in threat intelligence monitoring, including monitoring the dark web and zero-day vulnerability and attack information, and have processes in place to assess the potential cybersecurity impact or risk of any identified threats on our company, including potential impacts on our business partners and other parties with whom we share information. We actively engage with industry groups for peer benchmarking purposes and to stay current on best practices. We rely heavily on our vendors and other third-party service providers in our clinical development activities as well as to manufacture and deliver our products, and a cybersecurity incident at a vendor or other third-party service provider could have a material and adverse impact on our business, results of operations and financial condition. We have further processes in place to assess the cybersecurity risks associated with our vendors and other third-party service providers, and we require such providers to take appropriate precautions to protect our data and to notify us promptly in the event of any known or suspected data breach or cyber incident.
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
Incyte’s Chief Information Security Officer (“CISO”) runs our cybersecurity program. Our CISO, who holds numerous cybersecurity and related certifications, reports in to our Chief Information Officer (“CIO”). Our CISO and CIO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. They regularly report directly to the Audit and Finance Committee or the Board of Directors on our cybersecurity program and our efforts to prevent, detect, mitigate and remediate cybersecurity incidents. In addition, we have an escalation process in place to inform senior management and the Board of Directors of any material issues as they arise.
Item 2. Properties
Our global headquarters is located in Wilmington, Delaware, where we conduct global clinical development and commercial operations. We own three buildings comprising approximately 541,000 square feet of laboratory and office space at this site.

In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages, adding an additional approximately 517,000 square feet of office space in Wilmington, Delaware. During December 2025, the downtown Wilmington properties that we acquired in May 2024 met the criteria to be classified as assets held for sale on our consolidated balance sheet as of December 31, 2025. As a result of this classification, we recorded an asset impairment charge on our consolidated statement of operations relating to the downtown Wilmington properties as of December 31, 2025. Additional information relating to the asset impairment can be found in Note 8 of Notes to the Consolidated Financial Statements.
We lease approximately 116,000 square feet of office space in Chadds Ford, Pennsylvania.
We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland and our Tokyo and Shanghai offices in East Asia. Our large molecule production facility is located in Yverdon, Switzerland. Our Canadian office is in Montreal.
Item 3. Legal Proceedings
From time to time, we are party to legal proceedings in the course of our business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. Legal proceedings, including litigation, government investigations and enforcement actions, can result in significant costs and occupy significant management resources. We do not expect any current legal proceedings to have a material adverse impact on our business or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Our executive officers are as follows:
William J. Meury, age 57, joined Incyte in June 2025 as President and Chief Executive Officer. Prior to joining Incyte, Mr. Meury served as President and Chief Executive Officer of Anthos Therapeutics, Inc., a privately-held biopharmaceutical company, from April 2024 until its acquisition by Novartis in April 2025. From January 2023 through March 2024, Mr. Meury served as President and Chief Executive Officer of Karuna Therapeutics, Inc., a publicly traded biopharmaceutical company that was acquired by Bristol-Myers Squibb Company. From May 2020 through December 2022, Mr. Meury served as a Partner at Hildred Capital Management, a private equity firm focusing on the healthcare industry. Prior to joining Hildred Capital Management, Mr. Meury served as the Chief Commercial Officer of Allergan plc, a global pharmaceutical company, from May 2016 through its acquisition by AbbVie Inc. in May 2020. Mr. Meury previously served as Allergan’s President, Branded Pharma from March 2015 to May 2016 and joined Allergan in July 2014 as Executive Vice President, Commercial, North American Brands. He has significant experience in launching and commercializing healthcare products. Prior to joining Allergan, Mr. Meury served as Executive Vice President, Sales and Marketing at Forest Laboratories, Inc., a specialty pharmaceutical company that was acquired by Actavis plc in July 2014. He joined Forest in 1993 and held multiple roles of increasing responsibility in marketing, new products, business development, and sales. Before joining Forest, Mr. Meury worked in public accounting for Reznick, Fedder & Silverman and in financial reporting for MCI Communications, Inc. Mr. Meury earned his B.A. in Economics from the University of Maryland.
Soni Basi, age 51, joined Incyte in August 2025 as Executive Vice President and Chief Human Resources Officer (CHRO). Ms. Basi has more than 25 years of experience in global HR and business leadership and is recognized for leading high-performing teams and guiding organizations through transformation. Before joining Incyte, Ms. Basi provided professional consulting services through SKB People Advisory, a private consulting practice, from June 2024 until August 2025, and served as CHRO at Edelman, a strategic global communications firm, from May 2022 to May 2024. Prior to Edelman, Ms. Basi was the Head of Global Talent Management at American International Group, Inc., a global insurance organization, from August 2020 to April 2022, and she previously held senior talent leadership roles at Allergan Pharmaceuticals, The Estée Lauder Companies and Schering-Plough. Ms. Basi earned her M.A. and Ph.D. in Social Psychology from Bowling Green State University.

Pablo J. Cagnoni, age 63, joined Incyte in June 2023 as President and Head of Research and Development. From November 2022 to May 2023, Dr. Cagnoni served as Chief Executive of Laronde (now Sail Biomedicines), a Flagship Pioneering Company, and Executive Partner at Flagship Pioneering. Prior to joining Laronde and Flagship, he served as President and Chief Executive Officer of Rubius Therapeutics, Inc., a biotechnology company, from June 2018 until November 2022. From May 2015 until June 2018, Dr. Cagnoni served as President and Chief Executive Officer of Tizona Therapeutics, Inc., a privately held biotechnology company. Dr. Cagnoni previously served as President of Onyx Pharmaceuticals, Inc., a biopharmaceutical company, from October 2013 to April 2015 and Executive Vice President, Global Research and Development and Technical Operations from March 2013 to October 2013. Prior to Onyx, Dr. Cagnoni was Senior Vice President and Global Head of Clinical Development at Novartis Oncology from October 2009 to March 2013. From 2007 to 2009, Dr. Cagnoni was Senior Vice President and Chief Medical Officer at Allos Therapeutics (acquired by Spectrum Pharmaceuticals) and, prior to that, Chief Medical Officer of OSI Pharmaceuticals (acquired by Astellas Pharma Inc.). Dr. Cagnoni received an M.D. from the University Buenos Aires School of Medicine and completed post-doctoral work in Hematology and Oncology at the Mount Sinai Medical Center, New York, and in Stem Cell Transplantation at the University of Colorado Health Sciences Center.
David Gardner, age 43, joined Incyte in September 2025 as Executive Vice President and Chief Strategy Officer. Mr. Gardner has more than 20 years of experience in biopharmaceutical investing and advising, most recently at Rock Springs Capital Management from May 2015 until September 2025, where he led strategy across Oncology, Neurology, Immunology and Rare Diseases in multiple roles of increasing responsibility. Prior to Rock Springs, Mr. Gardner spent a decade at BlackRock as Vice President and Equity Research Analyst where he was responsible for investments across the healthcare sector. Mr. Gardner holds an M.B.A. from Columbia Business School and a bachelor’s degree from the University of Virginia’s McIntire School of Commerce.
Lee Heeson, age 55, joined Incyte in October 2024 as Executive Vice President, Incyte International. Prior to joining Incyte, Mr. Heeson was Executive Vice President, Commercial International, of Seagen Inc., a biopharmaceutical company, from February 2022 to September 2024. From February 2020 to February 2022, he was President International of Vifor Pharma Ltd., a pharmaceuticals company. From October 2013 to January 2020, he held senior roles at Celgene Corporation, a biopharmaceutical company, most recently as President of Worldwide Markets, Inflammation & Immunology. Earlier in his career, Mr. Heeson held leadership positions at Galderma and Schering-Plough. Mr. Heeson holds a B.A., with honors, from Sheffield Hallam University.
Richard Hoffman, age 64, joined Incyte in December 2025 as Executive Vice President and General Counsel. Mr. Hoffman has more than 20 years of experience advising and supporting biopharmaceutical and life science companies. Prior to joining Incyte, he was a Partner in the Life Sciences group at Goodwin Procter LLP from October 2016 to October 2025, where he counseled a diverse portfolio of emerging and established biopharma organizations on corporate governance, strategic transactions, financings and litigation. Earlier in his career, Mr. Hoffman was a partner at WilmerHale and he has previously held senior leadership positions in the biotechnology industry at Hybridon and Avitech. He holds a B.A. from Harvard College, a J.D. from Columbia Law School and an M.B.A. from The Wharton School of the University of Pennsylvania.
Mohamed Issa, age 43, joined Incyte in January 2025 as Executive Vice President, Head of US Oncology. He has more than 20 years of global leadership experience in pharmaceuticals, consumer healthcare and med-tech, with expertise spanning strategy, commercialization and business development. Before joining Incyte, he spent 13 years at Johnson & Johnson, where he held senior roles leading U.S. Immunology, Neuroscience and Oncology businesses, most recently as Senior Vice President, US Immunology of Janssen Pharmaceuticals. Earlier in his career, he was co-founder and CEO of a consumer healthcare company and held various roles in sales, brand management and strategy in biopharmaceuticals. Dr. Issa holds a Pharm.D. from St. John’s University and an M.B.A. in finance and economics from New York University’s Stern School of Business.
Michael Morrissey, age 62, has served as Executive Vice President and Head of Global Technical Operations since June 2019 and joined Incyte in January 2016 as Corporate Senior Vice President and Head of Global Technical Operations. He has more than 30 years of global pharmaceutical industry experience through his prior positions in Research and Development, Quality Assurance, and Manufacturing. From February 2005 until joining Incyte, Mr. Morrissey worked at Celgene International, a subsidiary of Celgene Corporation, a biopharmaceutical company, where he last served as Corporate Vice President, Head of International Technical Operations. Prior to Celgene, he worked for Roche for 15 years in various positions. Mr. Morrissey received a B.Sc. in Physics and Applied Mathematics from the University of London, United Kingdom.

Steven Stein, age 59, has served as Executive Vice President and Chief Medical Officer since May 2016 and joined Incyte as Senior Vice President and Chief Medical Officer in March 2015. Prior to joining Incyte, from May 2011 to February 2015, he was the Senior Vice President, U.S. Clinical Development & Medical Affairs at Novartis Pharmaceuticals. From February 2004 to April 2011, Dr. Stein was the Vice President, Global Oncology, Clinical Development and the Head of Medicines Development for Hematology and Supportive Care for GlaxoSmithKline. Dr. Stein held a post-doctoral fellowship in hematology/oncology at the University of Pennsylvania from 1998 to 2001, and earned his M.D. from the University of Witwatersrand in Johannesburg, South Africa, in 1990.
Matteo Trotta, age 47, joined Incyte as Executive Vice President, General Manager, Dermatology US in March 2024. Prior to joining Incyte, Mr. Trotta served as the Head of Novartis U.S. Immunology, where he led a 400-person organization across dermatology, rheumatology, auto-inflammatory, rare diseases and allergy. He additionally held leadership roles in U.S. marketing and sales, enterprise strategy and global manufacturing and quality. Before joining Novartis in 2012, he was an Engagement Manager at McKinsey & Company, where he served pharmaceutical and payor clients as part of their healthcare practice. Mr. Trotta received his Engineering Degree from Politecnico di Torino, his M.S. in Engineering from the University of Illinois Chicago, and his M.B.A. from Columbia Business School.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “INCY.” As of December 31, 2025, our common stock was held by 97 stockholders of record. We have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this report.
A discussion of our financial performance for the year ended December 31, 2025 as compared to the year ended December 31, 2024 appears below under the captions “Results of Operations” and “Liquidity and Capital Resources.” A discussion of our financial performance for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under the same captions in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 10, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.incyte.com/financials/annual-reports. These website addresses are intended to be inactive, textual references only. None of the materials on, or accessible through, these websites are part of this report or are incorporated by reference herein.
Overview
Incyte is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our global headquarters is located in Wilmington, Delaware, where we conduct discovery, clinical development and commercial operations. We also conduct clinical development and commercial operations from our European headquarters in Morges, Switzerland, and our other offices across Europe, as well as our Japanese headquarters in Tokyo and our Canadian headquarters in Montreal.
We are focused in three therapeutic areas that are defined by the indications of our approved medicines and the diseases for which our clinical candidates are being developed. These therapeutic areas are: Hematology, Oncology, and Inflammation and Autoimmunity (“IAI”). We are also eligible to receive milestones and royalties on molecules discovered by us and licensed to third parties.
Our portfolio focuses on areas of high unmet medical need and includes compounds in various stages, ranging from preclinical to late-stage development and commercialized products. Our approved products are JAKAFI (ruxolitinib), ICLUSIG (ponatinib), PEMAZYRE (pemigatinib), OPZELURA (ruxolitinib cream), MINJUVI (tafasitamab), MONJUVI (tafasitamab-cxix) and ZYNYZ (retifanlimab-dlwr), as well as NIKTIMVO (axatilimab-csfr) which is co-commercialized.
Our revenues depend on continued sales of our products, and we depend substantially on product revenues from JAKAFI. We must develop and commercialize new products to achieve revenue growth and to offset revenue losses from the loss of product exclusivity of JAKAFI in 2028 and the launch of competing products. For additional information, including information on the expirations of patents for various products, see Part I, Item 1 of this report, under the headings “Business—Patents, Other Intellectual Property, and Product Exclusivity” and “Business—Competition.” We devote substantial resources to research and development activities and to acquire rights to new product candidates and technologies, but successful product development in the biopharmaceutical industry is highly uncertain.
Our product revenues also face challenges from economic conditions and drug pricing initiatives driven by governments and private payors. See Part I, Item 1A, “Risk Factors” of this report for a further discussion of certain factors that could impact our future product revenues.

License Agreements, Business Relationships and Acquisitions
We establish business relationships, including collaborative arrangements with other companies and medical research institutions, to assist in the clinical development and/or commercialization of certain of our drugs and drug candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies and medical research institutions.
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
Product Revenues
Product revenues are recognized once we satisfy the performance obligation at a point in time under the revenue recognition criteria as described above. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D prescription drug coverage reimbursements in the United States and mandated discounts in Europe. These sales allowances and accruals are recorded based on estimates which are described in detail below. Estimates are assessed as of the end of each reporting period and are updated to reflect current information. We believe that our sales allowances and accruals are reasonable and appropriate based on current facts and circumstances. As of December 31, 2025, a 5% change in our sales allowance and accruals would have had an approximate $103.8 million impact on our income before taxes.
Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.
Rebates and Discounts: We accrue rebates for mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payors for healthcare. These accruals are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch.
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

Chargebacks: Chargebacks are discounts that occur when certain indirect contracted customers purchase directly from our wholesalers at a discounted price. The wholesalers, in turn, charge back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
Medicare Part D Rebates: Changes to our Medicare Part D prescription drug coverage reimbursements (“Part D Discount Program”) became effective January 1, 2025 pursuant to the Inflation Reduction Act of 2022. Under the revised Part D Discount Program, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte. These exemptions apply on a drug-specific basis, and qualifying drugs will be exempt from possible negotiation through 2028 and subject to reduced discounts that will be phased-in over a number of years under the new Part D benefit. In 2025, we saw a reduction in our sales allowances owed under Medicare Part D, due to changes to the Part D Discount Program.
Prior to the changes in the Medicare Part D Discount Program effective January 1, 2025, the Medicare Part D prescription drug benefit previously mandated manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap were based on historical invoices received and in part from data received from our customers.
Funding of the Medicare Part D Discount Program is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Product Royalty Revenues
Royalty revenues on commercial sales for JAKAVI and TABRECTA by Novartis are estimated based on information provided by Novartis. Royalty revenues on commercial sales for OLUMIANT by Lilly are estimated based on information provided by Lilly. We recognize royalty revenues in the period the sales occur. We exercise judgment in determining whether the information provided is sufficiently reliable for us to base our royalty revenue recognition thereon. If actual royalties vary from estimates, we may need to adjust the prior period, which would affect royalty revenue and receivables in the period of adjustment. Historically, adjustments to these estimates to reflect actual royalty revenues have not been material to our financial results and have been less than 1% of royalty revenues.
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

Stock Compensation. Share-based payment transactions with employees, which include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”), are recognized as compensation expense over the requisite service period based on their estimated fair values at the date of grant as well as expected forfeiture rates based on actual experience, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes. The stock compensation process requires the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility over the option term and expected option lives, as well as expected forfeiture rates and the probability of PSUs vesting. For the years ending December 31, 2025 and 2024, our Black-Scholes assumptions included a weighted-average stock price volatility of 29% in 2025 and 30% in 2024, and average expected option life of approximately five years. The average risk-free interest rate assumption used in the Black-Scholes valuations decreased from 4.15% in 2024 to 4.10% in 2025.
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
We record estimates and prepare and file tax returns in various jurisdictions across the United States, Canada, Europe and Asia based upon our interpretation of local tax laws and regulations. While we exercise significant judgment when applying complex tax laws and regulations in these various taxing jurisdictions, many of our tax returns are open to audit and we may be subject to future tax, interest, and penalty assessments.
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

Results of Operations
Years Ended December 31, 2025 and 2024
We recorded net income for the years ended December 31, 2025 and 2024 of $1,286.7 million and $32.6 million, respectively. On a per share basis, basic net income was $6.59 and diluted net income was $6.41 for the year ended December 31, 2025. On a per share basis, basic net income was $0.16 and diluted net income was $0.15 for the year ended December 31, 2024.
Revenues

	For the Year Ended, December 31,
	2025	2024
	(in millions)
JAKAFI revenues, net	$3,092.5	$2,792.1
OPZELURA revenues, net	678.5	508.3
ICLUSIG revenues, net	134.1	114.3
PEMAZYRE revenues, net	86.7	81.7
MINJUVI/MONJUVI revenues, net	144.6	119.3
NIKTIMVO revenues, net	151.6	—
ZYNYZ revenues, net	66.3	3.2
Total product revenues, net	4,354.3	3,618.9
JAKAVI product royalty revenues	457.7	418.8
OLUMIANT product royalty revenues	144.6	135.6
TABRECTA product royalty revenues	26.7	22.7
Other product royalty revenues	7.9	2.2
Total product royalty revenues	636.9	579.3
Milestone and contract revenues	150.0	43.0
Total revenues	$5,141.2	$4,241.2
The increase in JAKAFI product revenues from 2024 to 2025 was primarily driven by an increase in paid demand across all indications. JAKAFI inventory levels were within normal range at the end of the fourth quarter of 2025.
The increase in OPZELURA net product revenues from 2024 to 2025 was primarily due to increased patient demand and refills in the U.S. in both atopic dermatitis and vitiligo. Additionally, $130.0 million of net product revenues for 2025 were from outside of the U.S., driven by continued uptake in France and Italy to treat vitiligo. OPZELURA inventory levels were within normal range at the end of the fourth quarter of 2025.
NIKTIMVO net product revenues for 2025 reflect continued strong uptake of the product following its commercial launch during the first quarter of 2025.
The increase in ZYNYZ net product revenues from 2024 to 2025 was primarily driven by the approval of the product in squamous cell anal carcinoma in the second quarter of 2025.
The increase in total royalty revenues from 2024 to 2025 was primarily driven by growth in JAKAVI royalty revenue.
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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Year Ended December 31, 2025	Discounts and Distribution Fees	Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2025	$27,440	$382,558	$13,290	$23,013	$446,301
Allowances for current period sales	229,701	1,692,462	146,685	23,045	2,091,893
Allowances for prior period sales	(1,863)	(9,652)	46	(3,928)	(15,397)
Credits/payments for current period sales	(195,354)	(1,317,604)	(137,751)	(62)	(1,650,771)
Credits/payments for prior period sales	(21,144)	(185,597)	(8,081)	(11,113)	(225,935)
Balance at December 31, 2025	$38,780	$562,167	$14,189	$30,955	$646,091
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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2025, we have accrued approximately $218.5 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2025, is approximately 6.9%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available. Our company-sponsored patient savings program, by which we provide financial assistance to enable commercially-insured patients to afford their insurance premiums and co-pays, may fluctuate as the commercial insurance landscape evolves and may impact net revenues, particularly for drugs like OPZELURA. We also adjust our allowance for product returns based on new information regarding actual returns as it becomes available.
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
Our milestone and contract revenues were $150.0 million and $43.0 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, our milestone and contract revenues were derived from a combination of upfront payments received from our third party collaborators for the transfer of functional intellectual property, primarily the $100.0 million payment received from Lilly in the fourth quarter of 2025, as well as developmental milestones received from our third party collaborators. During the year ended December 31, 2024, our milestone and contract revenues were derived from a combination of upfront payments received from our third party collaborators for the transfer of functional intellectual property, as well as developmental milestones received from our third party collaborators.

Cost of Product Revenues

	For the Year Ended December 31,
	2025	2024
	(in millions)
Product costs	$149.3	$129.0
Salary and benefits related	25.1	16.2
Stock compensation	3.5	2.3
Royalty expense	124.6	141.0
Profit share	44.0	—
Amortization of definite-lived intangible assets	25.6	23.6
Total cost of product revenues	$372.1	$312.1
Cost of product revenues includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and the amortization of capitalized milestone payments. The increase in cost of product revenues from 2024 to 2025 was driven by growth in net product revenues, the NIKTIMVO profit share and increased manufacturing related costs, partially offset by the impact from the reduced royalty rate agreed to as part of the contract dispute settlement with Novartis discussed below.
Contract Dispute Settlement
As described further in Note 7 of Notes to the Consolidated Financial Statements, during May 2025, we and Novartis entered into a settlement agreement with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under our Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our consolidated balance sheet. Under the settlement agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025. The reduced royalty paid for the quarter ended March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in contract dispute settlement on our consolidated statement of operations for the year ended December 31, 2025.
Operating Expenses
Research and development expenses

	For the Year Ended December 31,
	2025	2024
	(in millions)
Salary and benefits related	$557.9	$505.9
Stock compensation	150.2	161.3
Escient acquisition related compensation expense	—	11.3
Escient IPR&D expense	—	679.4
Clinical research and outside services	1,184.7	1,074.7
Occupancy and all other costs	157.4	174.2
Total research and development expenses	$2,050.2	$2,606.8

We account for research and development costs by natural expense line and not costs by project. Salary and benefits related expense increased from 2024 to 2025 due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 5 of the Notes to the Consolidated Financial Statements, as part of the Escient acquisition, we recognized compensation expense in research and development of $11.3 million on our consolidated statements of operations during the year ended December 31, 2024 associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition. Research and development expenses for the year ended December 31, 2024 also include the $679.4 million of expense related to the acquired in-process research and development assets as part of the Escient acquisition.
The increase in clinical research and outside services expense from 2024 to 2025 was primarily due to continued investment in our late-stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements, which were $97.6 million and $104.4 million for the years ended December 31, 2025 and 2024, respectively. Research and development expenses for the years ended December 31, 2025 and 2024 were net of $16.0 million and $29.9 million, respectively, of costs reimbursed by our collaborative partners.
In addition to one-time expenses resulting from upfront fees in connection with the entry into any new or amended collaboration agreements and payment of milestones under those agreements, research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical and clinical trial related activities. Many factors can affect the cost and timing of our clinical trials, including requests by regulatory agencies for more information, inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects among patients, insufficient supplies for our clinical trials, timing of drug supply, including active pharmaceutical ingredients, and real or perceived lack of effectiveness or safety of our investigational drugs in our clinical trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.
Selling, general and administrative expenses

	For the Year Ended December 31,
	2025	2024
	(in millions)
Salary and benefits related	$419.7	$349.6
Stock compensation	95.6	102.5
Escient acquisition related compensation expense	—	20.2
Other contract services and outside costs	860.9	769.9
Total selling, general and administrative expenses	$1,376.2	$1,242.2
Salary and benefits related expense increased from 2024 to 2025 due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation. Additionally, as described in Note 5 of the Notes to the Consolidated Financial Statements, as part of the Escient acquisition, we recognized compensation expense in selling, general and administrative expenses of $20.2 million on our consolidated statements of operations during the year ended December 31, 2024 associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition.

Asset impairment
As described further in Note 8 of Notes to the Consolidated Financial Statements, during December 2025, the downtown Wilmington, Delaware properties that we acquired in May 2024 met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations for the year ended December 31, 2025 relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties has been recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the years ended December 31, 2025 and 2024 was a gain of $6.1 million and loss of $19.8 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the consolidated statements of operations. The change in fair value of the contingent consideration during the years ended December 31, 2025 and 2024 was due primarily to updated projections of future net revenues and related royalties of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
Non-operating Income and Expenses
Interest income
Interest income for the years ended December 31, 2025 and 2024 was $105.6 million and $128.7 million, respectively. The decrease in Interest income for the year ended December 31, 2025 is primarily due to a lower interest rate environment in 2025 as compared to 2024.
Gain on equity investments
Gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those gains and (losses):

	For the Years Ended December 31,
	2025	2024
	(in millions)
Agenus	$—	$(8.2)
Merus	—	106.1
MorphoSys	—	30.7
Syndax	11.1	(11.9)
Prelude	10.3	—
Other	(0.1)	(0.7)
Total gain on equity investments	$21.3	$116.0
Provision for income taxes
The provision for income taxes for the years ended December 31, 2025 and 2024 was $377.8 million and $284.0 million, respectively.

Our effective tax rate for the year ended December 31, 2025 was higher than the U.S. statutory rate primarily due to state income taxes and an increase in our valuation allowance against certain U.S. deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations and the foreign derived intangible income deduction.
Our effective tax rate for the year ended December 31, 2024 was higher than the U.S. statutory rate primarily due to non-deductible charges of $710.9 million associated with the Escient acquisition.
Liquidity and Capital Resources

	2025	2024
	(in millions)
December 31:
Cash, cash equivalents, and marketable securities	$3,580.6	$2,158.1
Working capital	$3,508.7	$1,597.2
Year ended December 31:
Cash provided by (used in):
Operating activities	$1,413.5	$335.3
Investing activities	$(102.6)	$157.5
Financing activities	$101.0	$(2,021.5)
Capital expenditures (included in investing activities above)	$(58.9)	$(86.3)
Sources and Uses of Cash
At December 31, 2025, we had available cash, cash equivalents and marketable securities of $3.6 billion. Our cash and marketable securities balances are held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Cash provided by operating activities. The increase in cash provided by operating activities from 2024 to 2025 was primarily attributable to the changes in net income as a result of the contract dispute settlement during the second quarter of 2025 and the Escient acquisition during the second quarter of 2024, and changes in working capital.
Cash (used in) provided by investing activities. Our investing activities, other than purchases, sales and maturities of marketable securities, have consisted predominantly of capital expenditures and sales of long term investments. During 2025, net cash used in investing activities was $102.6 million, which primarily represented purchases of marketable securities of $295.5 million, capital expenditures of $58.9 million and payments for intangible assets of $25.0 million, offset in part by maturities of marketable securities of $284.6 million. During 2024, net cash provided by investing activities was $157.5 million, which primarily represented sales of equity investments of $284.8 million and maturity of marketable securities of $231.3 million, offset in part by purchases of marketable securities of $258.4 million, payments for intangible assets of $13.9 million, and capital expenditures of $86.3 million.
Cash provided by (used in) financing activities. During 2025, net cash provided by financing activities was $101.0 million and was primarily driven by proceeds from the issuance of common stock under our stock plans net of tax withholdings, offset in part by excise taxes relating to the June 2024 share repurchase and cash paid to ARIAD/Takeda for contingent consideration. During 2024, net cash used in financing activities was $2.0 billion, and was primarily driven by expenditures associated with the share repurchase.
Our capital expenditures for construction activities and our non-operating contractual operating and finance lease obligations are discussed in Note 8 of Notes to the Consolidated Financial Statements.

In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of December 31, 2025, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 17 of Notes to the Consolidated Financial Statements.
The enactment of the One Big Beautiful Bill Act on July 4, 2025 modified key provisions of the Tax Cuts and Jobs Act of 2017. The legislation introduces multiple elections and features various effective dates, with some provisions effective in 2025 and others in subsequent years. The change related to the expensing of domestic research costs will materially reduce our U.S. tax liabilities in 2025 and 2026. We intend to continue to evaluate the impacts of these provisions for our tax return filing.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of December 31, 2025, our marketable securities were $482.8 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2025, the decline in fair value would not be material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Incyte Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates. Liabilities related to sales allowances are presented within accrued and other current liabilities on the consolidated balance sheet and totaled $642.5 million as of December 31, 2025.
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
Philadelphia, Pennsylvania
February 10, 2026

INCYTE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,097,817	$1,687,829
Marketable securities—available-for-sale (amortized cost $480,793 and $469,917 as of December 31, 2025 and 2024, respectively; allowance for credit losses $0 as of December 31, 2025 and 2024)	482,787	470,263
Accounts receivable	1,024,407	853,154
Inventory	101,060	58,872
Prepaid expenses and other current assets	317,831	168,912
Total current assets	5,023,902	3,239,030

Restricted cash	1,852	1,622
Long term equity investments	47,991	18,814
Inventory	342,232	348,327
Property and equipment, net	730,885	763,411
Finance lease right-of-use assets, net	27,520	30,803
Other intangible assets, net	117,131	113,803
Goodwill	133,000	155,593
Deferred income tax asset	515,294	762,071
Other assets	18,166	10,848
Total assets	$6,957,973	$5,444,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,938	$197,465
Accrued compensation	228,071	188,677
Accrued and other current liabilities	1,031,501	1,212,048
Finance lease liabilities	4,516	4,419
Acquisition-related contingent consideration	41,144	39,238
Total current liabilities	1,515,170	1,641,847

Acquisition-related contingent consideration	79,856	153,762
Finance lease liabilities	30,199	33,542
Other liabilities	165,270	167,543
Total liabilities	1,790,495	1,996,694

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 198,460,009 and 193,434,305 shares issued and outstanding as of December 31, 2025 and 2024, respectively	198	193
Additional paid-in capital	4,928,049	4,533,437
Accumulated other comprehensive income (loss)	25,462	(13,121)
Retained earnings (accumulated deficit)	213,769	(1,072,881)
Total stockholders’ equity	5,167,478	3,447,628
Total liabilities and stockholders’ equity	$6,957,973	$5,444,322
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product revenues, net	$4,354,333	$3,618,888	$3,165,168
Product royalty revenues	636,909	579,329	523,481
Milestone and contract revenues	150,000	43,000	7,000
Total revenues	5,141,242	4,241,217	3,695,649

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	372,130	312,068	254,990
Contract dispute settlement	(242,251)	—	—
Research and development	2,050,152	2,606,848	1,627,594
Selling, general and administrative	1,376,206	1,242,157	1,155,662
Asset impairment	76,275	—	5,631
(Gain) loss on change in fair value of acquisition-related contingent consideration	(6,129)	19,803	29,202
(Profit) and loss sharing under collaboration agreements	—	(1,025)	2,045
Total costs, expenses and other	3,626,383	4,179,851	3,075,124

Income from operations	1,514,859	61,366	620,525
Interest income	105,600	128,710	158,414
Interest expense	(2,428)	(2,280)	(2,551)
Gain on equity investments	21,310	116,025	43,893
Other, net	25,110	12,809	13,934
Income before provision for income taxes	1,664,451	316,630	834,215
Provision for income taxes	377,801	284,015	236,616
Net income	$1,286,650	$32,615	$597,599

Net income per share:
Basic	$6.59	$0.16	$2.67
Diluted	$6.41	$0.15	$2.65

Shares used in computing net income per share:
Basic	195,204	207,110	223,628
Diluted	200,700	210,530	225,928
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,286,650	$32,615	$597,599

Other comprehensive income (loss):
Foreign currency translation gain (loss)	24,977	(17,723)	25,772
Unrealized gain on marketable securities, net of tax	1,648	495	4,888
Defined benefit pension gain (loss), net of tax	11,958	(8,999)	(32,623)
Other comprehensive income (loss)	38,583	(26,227)	(1,963)

Comprehensive income	$1,325,233	$6,388	$595,636
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances at December 31, 2022	$223	$4,792,041	$15,069	$(437,214)	$4,370,119
Issuance of 1,154,974 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 380,145 shares of Common Stock under the ESPP	1	7,285	—	—	7,286
Issuance of 5,024 shares of Common Stock for services rendered	—	321	—	—	321
Stock compensation	—	216,475	—	—	216,475
Other comprehensive loss	—	—	(1,963)	—	(1,963)
Net income	—	—	—	597,599	597,599
Balances at December 31, 2023	$224	$5,016,122	$13,106	$160,385	$5,189,837
Issuance of 1,776,728 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 453,312 shares of Common Stock under the ESPP	2	8,997	—	—	8,999
Issuance of 5,062 shares of Common Stock for services rendered	—	321	—	—	321
Stock compensation	—	266,058	—	—	266,058
Repurchase of common stock	(33)	(758,061)	—	(1,265,881)	(2,023,975)
Other comprehensive loss	—	—	(26,227)	—	(26,227)
Net income	—	—	—	32,615	32,615
Balances at December 31, 2024	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 4,650,561 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 398,373 shares of Common Stock under the ESPP	5	144,939	—	—	144,944
Issuance of 4,204 shares of Common Stock for services rendered	—	327	—	—	327
Stock compensation	—	249,346	—	—	249,346
Other comprehensive income	—	—	38,583	—	38,583
Net income	—	—	—	1,286,650	1,286,650
Balances at December 31, 2025	$198	$4,928,049	$25,462	$213,769	$5,167,478
See accompanying notes.

INCYTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,286,650	$32,615	$597,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,286	89,248	82,660
Stock-based compensation	249,346	266,058	215,889
Deferred income taxes	247,685	(85,553)	(158,898)
Other, net	14,857	(9,053)	16,948
(Gain) on equity investments	(21,310)	(116,025)	(43,893)
(Gain) loss on change in fair value of acquisition-related contingent consideration	(6,129)	19,803	29,202
Asset impairment	76,275	—	5,631
Changes in operating assets and liabilities:
Accounts receivable	(170,772)	(111,586)	(98,678)
Prepaid expenses and other assets	(156,237)	10,365	(42,491)
Inventory	(58,513)	(127,633)	(170,151)
Accounts payable	6,562	88,159	(167,945)
Accrued and other liabilities	(148,202)	278,939	230,614
Net cash provided by operating activities	1,413,498	335,337	496,487
Cash flows from investing activities:
Purchase of long term investments	(7,875)	—	(10,000)
Sale of equity investments	8	284,781	45
Capital expenditures	(58,867)	(86,263)	(32,486)
Payments for intangible assets	(25,000)	(13,900)	(15,000)
Purchases of marketable securities	(295,507)	(258,370)	(456,020)
Maturities of marketable securities	284,631	231,269	305,784
Net cash (used in) provided by investing activities	(102,610)	157,517	(207,677)
Cash flows from financing activities:
Repurchase of Common Stock	—	(2,004,790)	—
Excise tax paid on repurchase of Common Stock	(19,100)	—	—
Proceeds from issuance of Common Stock under stock plans	221,762	49,301	35,836
Tax withholdings related to restricted and performance share vesting	(76,818)	(40,302)	(28,550)
Payment of finance lease liabilities	(4,544)	(3,798)	(3,360)
Payment of contingent consideration	(20,261)	(21,958)	(23,959)
Net cash provided by (used in) financing activities	101,039	(2,021,547)	(20,033)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,709)	2,923	(6,676)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,410,218	(1,525,770)	262,101
Cash, cash equivalents, and restricted cash at beginning of period	1,689,451	3,215,221	2,953,120
Cash, cash equivalents, and restricted cash at end of period	$3,099,669	$1,689,451	$3,215,221
Supplemental Schedule of Cash Flow Information
Cash paid for contract dispute settlement	$294,881	$—	$—
Unpaid purchases of property and equipment	$4,929	$2,597	$5,052
Unpaid excise tax on repurchase of common stock	$—	$19,185	$—
Leased assets obtained in exchange for new operating lease liabilities	$3,163	$9,674	$5,275
Leased assets obtained in exchange for new finance lease liabilities	$937	$8,906	$2,257
See accompanying notes.

INCYTE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Organization and Business. Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late-stage development, and commercialized products JAKAFI® (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix), ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which is co-commercialized. Our operations are treated as one operating segment.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Concentrations of Credit Risk. Cash, cash equivalents, marketable securities, and trade receivables are financial instruments which potentially subject us to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. By policy, we invest our excess available funds primarily in U.S. government debt securities, which are securities issued or guaranteed by the U.S. government, and money market funds that meet certain guidelines, which limits exposure to potential credit losses. Our receivables mainly relate to our product sales and collaborative agreements with pharmaceutical companies. We have not experienced any significant credit losses on cash, cash equivalents, marketable securities or trade receivables to date and do not require collateral on receivables.
Current Expected Credit Losses. Financial assets measured at amortized cost are assessed for future expected credit losses under guidance within ASC 326, Financial Instruments – Credit Losses, to determine if application of an expected credit losses reserve is necessary. On a quarterly basis, receivables that resulted from revenue transactions within the scope of ASC 606, Revenue from Contracts with Customers, and recognized on an amortized cost basis are reviewed on a customer-level basis to analyze expectations of future collections based upon past history of collections, payment, aging of receivables and viability of the customer to continue payment, as well as estimates of future economic conditions. Receivables generally consist of two types: receivables from collaborative agreements, including milestones, reimbursements for agreed-upon activities and sales royalties; and receivables from customer product sales. Collaborative agreement receivables are closely monitored relationships with select, reputable industry peers. Collection of receivables is assessed within each collaborative partnership on a quarterly basis, including evaluation of each entity’s credit quality, financial health and past history of payment. Customer product sales receivables are independently evaluated on a monthly basis, where unusual items or aged receivables are closely monitored for signs of credit deterioration or indications of payment refusal. Customer product sales are with specialty pharmaceutical distributors, wholesalers and certain public and private institutions, some of whose financial obligations are funded by various government agencies.

We also monitor our available-for-sale debt securities for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of a debt security exceeds its fair value, we evaluate whether any impairment is a result of credit loss or other factors. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, the investment issuer’s financial condition and business outlook, and reasonable and supportable forecasts of economic conditions. An allowance for credit losses would be recorded in our consolidated statements of operations in the event the decline in the investment’s fair value was a result of credit loss, and unrealized losses not related to credit losses would be recorded in other comprehensive income (loss).
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
Accounts Receivable. As of December 31, 2025 and 2024, we had a de minimis amount of allowance for doubtful accounts. We provide an allowance for doubtful accounts based on management’s assessment of the collectability of specific customer accounts, which includes consideration of the credit worthiness and financial condition of those customers, aging of such receivables, history of collectability with the customer and the general economic environment. We record an allowance to reduce the receivables to the amount that is expected to be collected.
Inventory. Inventories are valued at the lower of cost and net realizable value. We use the specific identification method to account for commercial product manufactured by third-party contractors, which is our predominant source of inventory. We apply the first-in, first-out (FIFO) method to inventories produced at our internal manufacturing facility located in Yverdon, Switzerland. Inventories consist of costs of materials, including shipping and handling fees, third-party contract manufacturing, and allocable overhead associated with the production of our commercialized products. We capitalize inventory after regulatory approval from U.S. Food and Drug Administration (“FDA”), European Medicines Agency or Japanese Ministry of Health, Labour and Welfare as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to approval are recorded as research and development expense in our consolidated statements of operations.
Raw materials, active pharmaceutical ingredients (“API”), work-in-process and finished goods inventory are monitored for obsolescence. We evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. We classify inventory as current on the consolidated balance sheets when we expect inventory to be consumed for commercial use within the next twelve months.
Variable Interest Entities. We perform an initial and ongoing evaluation of the entities with which we have variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, we perform an assessment to determine whether we have both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2025, there were no entities in which we held a variable interest which we determined to be VIEs.

Equity Investments. Our equity investments consist of investments in common stock of publicly-held companies with whom we have entered into collaboration and license agreements. We classify our equity investments in common stock of publicly-held companies as either short term equity investments, for those investments which we intend to sell within one year, or long term equity investments, for those investments which we intend to hold for longer than one year, on the consolidated balance sheets. As of December 31, 2025 and 2024, all of our equity investments are classified as long term equity investments. Our equity investments are accounted for at fair value using readily determinable pricing available on a securities exchange on the consolidated balance sheets. All changes in fair value are reported in the consolidated statements of operations as a gain on equity investments.
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
Property and Equipment, net. Property and equipment, net is stated at cost, less accumulated depreciation, amortization and impairments. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.
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
Other Intangible Assets, net. Other intangible assets, net consist of licensed intellectual property rights acquired in business combinations, which are reported at acquisition date fair value, less accumulated amortization, as well as milestone payments made to collaboration partners incurred at or after the product has obtained regulatory approval. Milestones payable to collaboration partners are only recognized when the underlying contingency is resolved. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
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
Goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually as of October 1 or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit. We completed our most recent annual impairment assessment as of October 1, 2025 and determined that the carrying value of our goodwill was not impaired.

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
Net Income Per Share. Our basic and diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock, restricted stock units and performance stock units are included in diluted earnings per share calculations, unless the effects are anti-dilutive.
Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) consists of unrealized gains or losses on our marketable debt securities that are classified as available-for-sale, foreign currency translation gains or losses and unrecognized actuarial gains or losses related to our defined benefit pension plan.
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
Product Revenues
Product revenues are recognized at a point in time once we satisfy the performance obligation and control is transferred under the revenue recognition criteria as described above. Our customers in the United States include specialty and retail pharmacies, specialty distributors and wholesalers. Our customers in the European Union and certain other jurisdictions, include retail pharmacies, hospital pharmacies and distributors. We sell PEMAZYRE in Japan to an exclusive wholesaler.
We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, patient assistance programs, and government rebates, such as the Medicaid Drug Rebate Program and Medicare Part D prescription drug coverage reimbursements in the United States and mandated discounts in Europe. Product shipping and handling costs are included in cost of product revenues.
Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect our customers will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from total product sales as they are earned.

Rebates and Discounts: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program in the United States and mandated discounts in Europe in markets where government-sponsored healthcare systems are the primary payors for healthcare. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launches.
Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
Chargebacks: Chargebacks are discounts that occur when certain indirect contracted customers, which currently consist primarily of group purchasing organizations, public health service institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers. Contracted customers generally purchase the product at a discounted price. The wholesalers, in turn, charge back to us the difference between the price initially paid by the wholesalers and the discounted price paid by the contracted customers. In addition to actual chargebacks received, we maintain an accrual for chargebacks based on the estimated contractual discounts on the inventory levels on hand in our distribution channel. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
Medicare Part D Rebates: Changes to our Medicare Part D prescription drug coverage reimbursements (“Part D Discount Program”) became effective January 1, 2025 pursuant to the Inflation Reduction Act of 2022. Under the revised Part D Discount Program, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The Inflation Reduction Act includes certain exemptions for small biotech drug manufacturers, including Incyte. These exemptions apply on a drug-specific basis, and qualifying drugs will be exempt from possible negotiation through 2028 and subject to reduced discounts that will be phased-in over a number of years under the new Part D benefit.
Prior to the changes in the Medicare Part D Discount Program effective January 1, 2025, the Medicare Part D prescription drug benefit previously mandated manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap were based on historical invoices received and in part from data received from our customers.
Funding of the Medicare Part D Discount Program is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.
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
Out-licensing arrangements contain the right to use functional intellectual property, which is the underlying performance obligation of these collaborative arrangements. If the license of our intellectual property is determined to be distinct from other performance obligations in the arrangement, the functional intellectual property that is transferred to the collaborative partner at the onset of the arrangement is concluded to have significant standalone functionality and value at the point in time at which the intellectual property is made available to the collaborative partner. For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For each of the three years ended December 31, 2025, we had no revenues from intellectual property licenses recognized over time.
For milestone revenues related to sales-based achievements, we recognize the milestone revenues in the corresponding period of the product sale, in accordance with ASC 606-10-55-65 for contracts that include a license to intellectual property and the license is the predominant item to which the product sale relates.
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
Cost of Product Revenues
Cost of product revenues includes all product related costs and royalties owed and profit sharing under certain of our collaboration and license agreements. In addition, cost of product revenues includes the amortization of our licensed intellectual property for ICLUSIG and the amortization of capitalized regulatory and commercial milestone payments made to third parties, which are capitalized as intangible assets subsequent to regulatory approval using the straight-line method over the respective estimated useful lives, which range between approximately 8 to 14 years. Cost of product revenues also includes employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products.
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
Advertising Expenses. Advertising expenses, comprised primarily of television, radio, print media and internet advertising, are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2025, 2024, and 2023, advertising expenses were approximately $155.9 million, $200.7 million, and $221.9 million, respectively.
Long Term Incentive Plans. We have long term incentive plans which provide eligible employees with the opportunity to receive performance and service-based incentive compensation, which may be comprised of cash, stock options, RSUs and/or PSUs. The payment of cash and the grant or vesting of equity may be contingent upon the achievement of pre-determined regulatory, sales and internal performance milestones.
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
Profit sharing from co-commercialization activities. In profit sharing arrangements where we are deemed to be the principal, we record 100% of all revenues and expenses associated with the co-commercialization activities. We record our collaboration partner’s share of profit or loss to cost of product revenues within our consolidated statement of operations. Other components of make-whole payments between us and our collaboration partners are classified in our consolidated statement of operations based on the nature of the underlying payable or receivable.
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This amended guidance applies to all entities and broadly aims to enhance the transparency and decision usefulness of income tax disclosures. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2024, and are applicable for disclosures in our Annual Report on Form 10-K beginning with the year ending December 31, 2025. See Note 14 for additional disclosures.
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
In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This amended guidance applies to all entities and refines the scope of derivative accounting and clarifies rules for share-based noncash consideration in revenue contracts. Specifically, this update is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities may adopt the new guidance prospectively, or on a modified retrospective basis. We are currently evaluating the impact ASU No. 2025-07 will have on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This accounting standard update establishes specific rules for the recognition, measurement, and presentation of government grants received by business entities. For public business entities, this amended guidance is applicable for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. Entities may adopt the new guidance using a modified prospective, modified retrospective, or full retrospective approach. We are currently evaluating the impact ASU No. 2025-10 will have on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments in this update aim to enhance the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. Lastly, this updated guidance incorporates a principle that requires entities to disclose significant events since the end of the last annual reporting period. The amendments in this update apply to all entities that provide interim financial statements and notes in accordance with U.S. GAAP. For public business entities, this amended guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments in this update can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact ASU No. 2025-11 will have on our future condensed consolidated financial statements and related disclosures.
Note 2. Revenues
As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenues for the periods presented (in thousands):

	For the Years Ended, December 31,
	2025	2024	2023
JAKAFI revenues, net	$3,092,515	$2,792,107	$2,593,732
OPZELURA revenues, net	678,455	508,293	337,864
ICLUSIG revenues, net	134,071	114,319	111,623
MINJUVI/MONJUVI revenues, net	144,578	119,236	37,057
PEMAZYRE revenues, net	86,727	81,748	83,642
NIKTIMVO revenues, net	151,636	—	—
ZYNYZ revenues, net	66,351	3,185	1,250
Total product revenues, net	4,354,333	3,618,888	3,165,168
JAKAVI product royalty revenues	457,729	418,840	367,583
OLUMIANT product royalty revenues	144,600	135,572	136,138
TABRECTA product royalty revenues	26,702	22,746	17,793
Other product royalty revenues	7,878	2,171	1,967
Total product royalty revenues	636,909	579,329	523,481
Milestone and contract revenues	150,000	43,000	7,000
Total revenues	$5,141,242	$4,241,217	$3,695,649
For further information on the MINJUVI/MONJUVI revenues, refer to Note 5 and for further information on our revenue-generating contracts, refer to Note 7.

Note 3. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
December 31, 2025
Debt securities (government)	$480,793	$2,028	$(34)	$482,787

December 31, 2024
Debt securities (government)	$469,917	$971	$(625)	$470,263
The table below summarizes the contractual maturities of our available-for-sale debt securities as of December 31, 2025 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$482,787	$189,298	$293,489
Debt security assets were assessed for risk of expected credit losses per our accounting policy as described in Note 1. As of December 31, 2025 and 2024, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At December 31, 2025 and 2024, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the years ended December 31, 2025 and 2024.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Cash and cash equivalents	$3,097,817	$—	$—	$3,097,817
Debt securities (government)	—	482,787	—	482,787
Long term equity investments (Note 7)	47,991	—	—	47,991
Total assets	$3,145,808	$482,787	$—	$3,628,595

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$1,687,829	$—	$—	$1,687,829
Debt securities (government)	—	470,263	—	470,263
Long term equity investments (Note 7)	18,814	—	—	18,814
Total assets	$1,706,643	$470,263	$—	$2,176,906
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Acquisition-related contingent consideration	$—	$—	$121,000	$121,000
Total liabilities	$—	$—	$121,000	$121,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Acquisition-related contingent consideration	$—	$—	$193,000	$193,000
Total liabilities	$—	$—	$193,000	$193,000
The following is a roll forward of our Level 3 liabilities (in thousands):

	2025	2024
Balance at January 1,	$193,000	$212,000
Contingent consideration earned during the period but not yet paid	(12,149)	(9,956)
Payments made during the period	(31,129)	(28,847)
Change in fair value of contingent consideration and other adjustments	(28,722)	19,803
Balance at December 31,	$121,000	$193,000

The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of December 31, 2025 and 2024 included a discount rate of 10%, updated projections of future net revenues of ICLUSIG in the European Union and other countries for the approved third line treatment, and related applicable royalty rates. The change in fair value of the contingent consideration during the years ended December 31, 2025 and 2024 was due primarily to updated projections of future net revenues and royalties of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
We generally make payments to Takeda quarterly based on the royalties earned in the previous quarter. As of December 31, 2025 and 2024, contingent consideration earned but not yet paid was $12.1 million and $10.0 million, respectively, and was included in accrued and other current liabilities.
Non-Recurring Fair Value Measurements
During the year ended December 31, 2025, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations relating to our downtown Wilmington, Delaware properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. Refer to Note 8 for further information on the asset impairment.
During the year ended December 31, 2024 there were no measurements required for any assets or liabilities at fair value on a non-recurring basis.
Note 4. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis. In December 2009, we entered into a license, development and commercialization agreement with Lilly. These two collaboration partners comprised, in aggregate, 17% and 19% of the accounts receivable balance as of December 31, 2025 and 2024, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.
The concentration of credit risk related to our JAKAFI and OPZELURA product revenues is as follows:

	Percentage of Total Net Product Revenues for the Years Ended, December 31,
	2025	2024	2023
Customer A	13%	15%	17%
Customer B	9%	10%	10%
Customer C	21%	19%	18%
Customer D	18%	17%	17%
Customer E	11%	10%	10%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D and E comprised, in the aggregate, 54% and 49% of the accounts receivable balance as of December 31, 2025 and 2024, respectively. The concentration of credit risk relating to our other product revenues or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of December 31, 2025 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third-party sales relationships, upon which the expected credit losses were considered de minimis.

Note 5. Acquisitions
Tafasitamab
On February 5, 2024, pursuant to a purchase agreement with MorphoSys AG (“MorphoSys”), we acquired exclusive global rights to tafasitamab, a humanized Fc-modified CD19-targeting immunotherapy marketed in the United States as MONJUVI (tafasitamab-cxix) and outside of the United States as MINJUVI (tafasitamab). We previously had the rights to tafasitamab outside of the United States under a January 2020 collaboration and license agreement with MorphoSys, which has now been terminated; therefore, this new agreement gave us all of the remaining global rights to tafasitamab. Under the terms of the purchase agreement, we made a payment of $25.0 million to MorphoSys and gained global development and commercialization rights for tafasitamab along with MONJUVI inventory. Since February 5, 2024, we now recognize revenue and costs for all U.S. commercialization and clinical development and MorphoSys is no longer eligible to receive future milestone, profit split and royalty payments under the now-terminated collaboration and license agreement.
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
Under the purchase agreement, we also became the successor to MorphoSys under its collaboration and license agreement with Xencor, Inc. (“Xencor”), pursuant to which Xencor granted MorphoSys an exclusive, worldwide license, including the right to sublicense under certain conditions, for tafasitamab. During the first quarter of 2025, we paid Xencor a development milestone of $12.5 million for the FDA acceptance of the Biologics License Application filing for the use of tafasitamab for follicular lymphoma, which was recorded in research and development expense. In June 2025, we recorded a $25.0 million regulatory milestone owed to Xencor for the FDA approval of MONJUVI for the treatment of follicular lymphoma. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the consolidated balance sheet as of December 31, 2025. The intangible asset will be amortized through cost of product revenues over the estimated useful life of approximately 8 years.
As of December 31, 2025, Xencor is entitled to receive up to an additional $145.0 million in future contingent development and regulatory milestones and up to $50.0 million in sales milestones. Furthermore, Xencor is eligible to receive tiered royalties on global net sales of tafasitamab in the single-digit to sub-teen double-digit percentage range. Our royalty obligations continue on a country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering tafasitamab in such country, or 11 years after the first sale thereof following marketing authorization in such country. The term of the Xencor collaboration agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. The Xencor collaboration agreement may be terminated by either party upon written notice to the other party immediately in the event of the other party’s insolvency or upon 120 days’ written notice for the other party’s uncured material breach (or upon 30 days’ written notice in the case of a breach of a payment obligation). Moreover, we may terminate the Xencor collaboration agreement without cause upon 90 days’ advance written notice to Xencor. In the event that (i) we terminate this agreement for convenience or (ii) Xencor terminates due to our material breach, our challenge of Xencor’s licensed patents or our insolvency, worldwide rights to develop, manufacture and commercialize licensed products, including tafasitamab, revert back to Xencor.
Escient Pharmaceuticals, Inc. (“Escient”)
On May 30, 2024, we acquired all of the outstanding shares of common stock of Escient, a clinical-stage drug development company advancing novel small molecule therapeutics for systemic immune and neuro-immune disorders, for $782.5 million cash consideration, which included Escient’s net cash remaining at the close of the transaction, subject to adjustments set forth in the merger agreement with Escient.
Escient’s lead molecule, INCB000262 (formerly EP262), was a first-in-class oral Mas-related G protein-coupled receptor X2 (MRGPRX2) antagonist that has the potential to treat a broad range of inflammatory disorders. We accounted for the Escient transaction as an asset acquisition under U.S. GAAP because INCB000262 represents substantially all of the fair value of the gross assets acquired.

In addition to the $782.5 million closing cash consideration per the terms of the merger agreement, we incurred $2.5 million of direct transaction costs that were included in the total consideration to be allocated to the acquired net assets. Of the $785.0 million total consideration, we recognized related compensation expense of $31.5 million associated with the accelerated vesting for certain Escient stock awards in connection with the acquisition on our consolidated statements of operations during the year ended December 31, 2024.
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
In-process research and development (“IPR&D”) assets are related to acquired clinical-stage product candidates: lead candidate, INCB000262, and secondary candidate, INCB000547 (formerly EP547). The fair value of IPR&D assets was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the amount of future product revenues, costs required to conduct clinical trials, future milestones and royalties payable under acquired license agreements, costs to receive regulatory approval and potentially commercialize product candidates, as well as estimates for probability of success and the discount rate. The concluded allocated fair values for INCB000262 and INCB000547 were $644.8 million and $34.6 million, respectively. As both acquired IPR&D assets do not have an alternative future use at the acquisition date, we recognized the full amount of $679.4 million as research and development expenses on our consolidated statements of operations during the year ended December 31, 2024.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$27,860	$27,590
API and Work-in-process	343,678	331,178
Finished goods	71,754	48,431
Total inventory	$443,292	$407,199
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work in process, and finished goods, inclusive of freight and inventoriable overhead. At December 31, 2025, $101.1 million of inventory was classified as current on the consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At December 31, 2025, $342.2 million of inventory was classified as non-current on the consolidated balance sheet as we did not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.

We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our consolidated statements of operations. At December 31, 2025, inventory with approximately $43.6 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 9 months to 31 months and, as a result, cost of product revenues will reflect a lower average per unit cost of materials.
Note 7. Collaborative and Other Relationships
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
We were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host disease (“GVHD”). Since the inception of the agreement through December 31, 2025, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones and $200.0 million for the achievement of sales milestones.
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
We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. On May 11, 2025, we and Novartis entered into a settlement agreement (the “Settlement Agreement”) with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our consolidated balance sheet. Under the Settlement Agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025 for a period defined in the Settlement Agreement. The reduced royalty paid for the quarter ended March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in Contract dispute settlement on our consolidated statement of operations for the year ended December 31, 2025.
During the years ended December 31, 2025, 2024 and 2023, such royalties on net sales within the United States totaled $88.1 million, $131.8 million and $122.1 million, respectively, and were reflected in cost of product revenues on the consolidated statements of operations. At December 31, 2025 and 2024, approximately $20.3 million and $507.4 million, respectively, of accrued royalties were included in accrued and other current liabilities on the consolidated balance sheets.

We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI (the trade name used by Novartis for ruxolitinib sales outside of the United States) net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the years ended December 31, 2025, 2024 and 2023 was $457.7 million, $418.8 million and $367.6 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the years ended December 31, 2025, 2024 and 2023 was $26.7 million, $22.7 million and $17.8 million, respectively.
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
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. In October 2025, the parties amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus and to restructure the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly, for which we received an upfront payment of $100.0 million. This upfront payment was recognized in our milestone and contract revenues for the year ended December 31, 2025, resulting from the transfer of functional intellectual property related to Type 1 diabetes mellitus. Beginning in October 2025, we are now eligible to receive either a fixed royalty amount or tiered royalties based on defined levels of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Since the inception of the agreement through December 31, 2025, we recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones, $50.0 million for the achievement of sales milestones, and $100.0 million in October 2025 for the functional intellectual property transfer related to Type 1 diabetes mellitus.
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
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the years ended December 31, 2025, 2024 and 2023, was $144.6 million, $135.6 million and $136.1 million, respectively.
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

Agenus
In January 2015, we entered into a License, Development and Commercialization Agreement with Agenus Inc. and its wholly-owned subsidiary, 4-Antibody AG (now known as Agenus Switzerland Inc.), which we collectively refer to as Agenus. Under this agreement, which was amended in February 2017, the parties agreed to collaborate on the discovery of novel immuno-therapeutics using Agenus’ antibody discovery platforms. In February 2025, we provided Agenus with notice that we are terminating the parties’ agreement based upon a strategic review. Under the terms of the agreement, the termination became effective in February 2026.
During 2024, we sold our shares of Agenus Inc. common stock, and as of December 31, 2024, we had no remaining investment in Agenus Inc. common stock. For the years ended December 31, 2024, and 2023, we recorded realized and unrealized losses of $8.2 million, and $18.9 million, respectively, based on the sale of shares and change in fair value of Agenus Inc.’s common stock during the respective periods.
Merus
In December 2016, we entered into a Collaboration and License Agreement with Merus N.V. (“Merus”). Under this agreement, the parties have agreed to collaborate with respect to the research, discovery and development of bispecific antibodies utilizing Merus’ technology platform. The collaboration encompasses up to ten independent programs.
During 2024, we sold our investment of Merus’ common shares, and as of December 31, 2024, we had no remaining investment in Merus’ common shares. For the years ended December 31, 2024, and 2023, we recorded realized and unrealized gains of $106.1 million and $45.2 million, respectively, based on the sale of shares and change in fair value of remaining Merus’ common shares during the respective periods.
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
Since the inception of the agreement, inclusive of amendments to the agreement, through December 31, 2025, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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
During 2024, we sold our investment of MorphoSys AG’s ordinary shares, and as of December 31, 2024, we had no remaining investment in MorphoSys AG’s ordinary shares. For the years ended December 31, 2024, and 2023, we recorded realized and unrealized gains of $30.7 million and $22.9 million, respectively, based on the sale of shares and change in fair value of MorphoSys AG’s ordinary shares during the respective periods.

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
In August 2024, we made a $12.5 million regulatory milestone payment to Syndax for the FDA approval of NIKTIMVO for the treatment of GVHD. This milestone payment was capitalized as an intangible asset and included in other intangible assets, net on the consolidated balance sheet as of December 31, 2025, and is being amortized through cost of product revenues over the estimated useful life of 10 years.
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through December 31, 2025, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. As of December 31, 2025, Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $225.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of December 31, 2025, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of December 31, 2025 and 2024 was $29.9 million and $18.8 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded an unrealized gain of $11.1 million, an unrealized loss of $11.9 million, and an unrealized loss of $5.5 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the years ended December 31, 2025 and 2024, includes $21.9 million and $18.8 million, respectively, related to our 55% share of the co-development costs for axatilimab. At December 31, 2025 and 2024, $2.4 million and $2.2 million, respectively, was included in accrued and other liabilities on the consolidated balance sheet for amounts due to Syndax related to co-development activities under the agreement.
In connection with the United States co-commercialization efforts, Syndax’s 50% share of profit was $44.0 million for the year ended December 31, 2025, which is reflected in cost of product revenues on the consolidated statement of operations. At December 31, 2025, $27.6 million was included in accrued and other liability on the consolidated balance sheet for amounts due to Syndax related to United States co-commercialization activities.
Sun Pharmaceuticals, Inc.
In July 2025, we entered into a settlement and license agreement with Sun Pharmaceuticals, Inc. (“Sun”), resolving patent infringement litigation related to Leqselvi (deuruxolitinib). Under this agreement, we have granted Sun a limited, non-exclusive license in the U.S. with respect to oral deuruxolitinib for certain agreed-upon non-hematology-oncology indications, including alopecia areata. In exchange for the limited license, Sun has paid us an upfront payment upon our transfer of functional intellectual property, which is included in milestone and contract revenues on the consolidated statement of operations for the year ended December 31, 2025, and has agreed to pay to us ongoing royalty payments. The amount associated with the settlement component is de minimis.

Prelude
In November 2025, we entered into an exclusive purchase option agreement with Prelude Therapeutics Incorporated (“Prelude”). Under the terms of the agreement, we secured an exclusive option to acquire Prelude’s mutant selective JAK2V617F JH2 inhibitor program, including Prelude’s library of preclinical candidates. We paid Prelude a total of $60.0 million, comprised of an upfront payment of $35.0 million, plus a $25.0 million equity investment in Prelude. The $35.0 million upfront payment was recorded in research and development expense during the fourth quarter of 2025. We purchased 6.25 million shares of Prelude non-voting common stock at a price of $4.00 per share. Of this $25.0 million equity investment, approximately $17.1 million was expensed in research and development as a premium above fair value of the stock purchase. The remaining $7.9 million is the initial fair value of our investment in Prelude. We are accounting for our shares held in Prelude at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying consolidated balance sheets. For the year ended December 31, 2025, we recorded an unrealized gain of $10.3 million based on the change in fair value of Prelude’s common stock during the period. The fair market value of our total long term investment in Prelude as of December 31, 2025 was $18.1 million.
Prelude expects to advance the JAK2V617F program to pre-defined milestones. We may elect to exercise our exclusive option during the option period to acquire the program and associated assets from Prelude for $100.0 million. In addition, if we exercise our option, Prelude would be eligible to receive up to $775.0 million in additional clinical and regulatory milestones, and single digit royalties on global net sales.
If we elect to not exercise our option to acquire the program, all JAK2V617F global program rights and interests would remain in the sole ownership and control of Prelude.
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
Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Office equipment	$24,411	$23,710
Laboratory equipment	258,003	229,797
Computer equipment	152,156	156,859
Land	11,273	15,395
Building and leasehold improvements	610,027	597,342
Operating lease right-of-use assets	19,596	22,230
Construction in progress	30,485	46,062
	1,105,951	1,091,395
Less accumulated depreciation and amortization	(375,066)	(327,984)
Property and equipment, net	$730,885	$763,411

In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. Subsequent to the purchase, we incurred additional construction costs of approximately $28.6 million through December 2025. During December 2025, the downtown Wilmington, Delaware properties met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties has been recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025. We currently expect to close on the sale of the downtown Wilmington, Delaware properties during 2026.
Depreciation expense, including amortization expense of leasehold improvements, was $66.6 million, $65.6 million and $60.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Our current operating lease liabilities are reflected in accrued and other current liabilities and our noncurrent operating lease liabilities are reflected in other liabilities on the consolidated balance sheets and are as follows (in thousands):

	December 31,
	2025	2024
Current
Operating lease liabilities	$5,697	$5,583
Finance lease liabilities	4,516	4,419
Noncurrent
Operating lease liabilities	14,508	16,793
Finance lease liabilities	30,199	33,542
Total lease liabilities	$54,920	$60,337
The maturity of our lease liabilities are as follows (in thousands):

	Operating	Finance
2026	$6,797	$5,695
2027	6,308	4,845
2028	3,043	4,048
2029	1,934	3,635
2030	1,254	3,435
After 2030	3,466	19,791
Total lease cash payments	$22,802	$41,449
Less: discount	2,597	6,734
Present value of lease liabilities	$20,205	$34,715
The cash paid for amounts included in the measurement of our operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $7.5 million, $7.1 million and $9.4 million, respectively, in operating cash flows. The cash paid for amounts included in the measurement of our finance lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $4.5 million, $3.8 million and $3.4 million, respectively, in financing cash flows.
As of December 31, 2025, our finance and operating leases had a weighted average lease term of approximately 9.8 years and 4.8 years, respectively. The discount rate of our leases is an approximation of an estimated incremental borrowing rate and is dependent upon the term and economics of each agreement. The weighted average discount rate of our finance and operating leases was approximately 3.5% and 4.3%, respectively.

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
For the year ended December 31, 2025, we incurred approximately $7.7 million of expense related to our operating leases, approximately $4.5 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2024, we incurred approximately $8.1 million of expense related to our operating leases, approximately $3.9 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities. For the year ended December 31, 2023, we incurred approximately $9.8 million of expense related to our operating leases, approximately $3.5 million of amortization on our finance lease right-of-use assets and approximately $1.3 million of interest expense on our finance lease liabilities.
Note 9. Intangible Assets and Goodwill
Intangible Assets, Net
The components of intangible assets were as follows (in thousands, except for useful life):

		Balance at December 31, 2025			Balance at December 31, 2024
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Licensed IP	12.5	$271,000	$206,391	$64,609	$271,000	$184,854	$86,146
Capitalized milestone payments	9.9	$59,500	$6,978	$52,522	$29,500	$2,820	$26,680
Other	2.0	$1,400	$1,400	$—	$1,400	$423	$977
Amortization expense for the years ended December 31, 2025, 2024 and 2023, was $26.7 million, $23.6 million, and $22.5 million, respectively. Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets will be as follows for the years ending December 31 (in thousands):

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$27,870	$27,870	$27,870	$6,333	$6,333	$20,855
Goodwill
There were no material changes to the carrying amount of goodwill for the years ended December 31, 2025 and 2024.

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Royalties	$40,678	$519,881
Clinical related costs	175,932	132,446
Sales allowances	642,468	438,053
Sales and marketing	71,248	33,439
Accrued taxes	4,755	23,781
Operating lease liabilities	5,697	5,583
Other current liabilities	90,723	58,865
Total accrued and other current liabilities	$1,031,501	$1,212,048
Note 11. Stockholders’ Equity
Preferred Stock. We are authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2025 and 2024. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.
Common Stock. We are authorized to issue 400,000,000 shares of common stock.
Share Repurchase and Modified “Dutch Auction” Tender Offer. On May 13, 2024, we announced that our Board of Directors approved a share repurchase authorization of $2.0 billion. Subsequently, we commenced a modified “Dutch Auction” tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $1.672 billion (the “tender offer”). We offered to purchase up to $1.672 billion in value of our common stock at a price not greater than $60.00 per share nor less than $52.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the tender offer documents that were distributed to stockholders. A modified “Dutch Auction” tender offer allows stockholders to indicate how much stock they wish to tender and at what price within the range described above. Based on the number of shares tendered and the prices specified by the tendering stockholders, we determined the lowest price per share that enabled us to purchase $1.672 billion of common stock at such price. On June 13, 2024, we completed the tender offer and repurchased 27,866,666 shares at a price of $60.00 per share for an aggregate price of approximately $1.672 billion, excluding fees and related expenses, pursuant to the tender offer.
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

A total of 33,325,849 common shares were repurchased during June 2024 at a price of $60.00 per share for an aggregate purchase price of approximately $2.0 billion. We incurred $24.4 million in fees and expenses associated with the share repurchase, which included $19.1 million for excise taxes on share repurchases in accordance with the Inflation Reduction Act of 2022. We paid the excise tax in April 2025. These costs are recognized within (accumulated deficit) retained earnings on the consolidated balance sheet as of December 31, 2025 as costs to repurchase our common stock. The purchased shares were cancelled and ceased to be outstanding.
Stock Compensation Plans. As of December 31, 2025, we had a total of 9,949,772 shares of our common stock available for future issuance related to our stock plans as described below.
2010 Stock Incentive Plan. In May 2010, the Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Stock Plan”), which was most recently amended in June 2025, for issuance of common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, RSUs and PSUs.
In June 2025, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Stock Plan from 66,453,475 to 74,953,475.
2024 Inducement Stock Incentive Plan. In January 2024, our Board of Directors adopted the Incyte Corporation 2024 Inducement Stock Incentive Plan (the “2024 Inducement Plan”). In reliance on Nasdaq Marketplace Rule 5635(c)(4), stockholder approval was not obtained. In July 2025, we increased the number of shares of common stock reserved for issuance pursuant to the 2024 Inducement Plan from 1,000,000 to 2,000,000.
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
Option activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2024	12,777,974	$83.45
Options granted	1,418,018	$72.72
Options exercised	(2,585,198)	$77.78
Options cancelled	(750,933)	$82.58
Balance at December 31, 2025	10,859,861	$83.46
Options to purchase a total of 8,769,819, 10,381,128 and 9,743,775 shares as of December 31, 2025, 2024 and 2023, respectively, were exercisable. The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 were $41.8 million, $3.2 million and $3.2 million, respectively. At December 31, 2025, the aggregate intrinsic value of options outstanding and vested options are $198.3 million and $195.8 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2025 under the 2010 Stock Plan and 2024 Inducement Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$52.94 - $61.76	1,147,054	7.3	$60.83	720,211	$60.91
$62.03 - $68.62	1,477,011	7.1	66.70	642,215	67.16
$68.70 - $72.27	1,275,187	6.1	71.69	786,369	71.94
$72.66 - $77.67	1,112,675	5.8	75.63	1,012,061	75.54
$77.83 - $83.58	1,603,241	5.1	82.25	1,540,401	82.25
$83.83 - $90.56	1,456,611	3.9	86.66	1,347,601	86.78
$90.92 - $106.47	1,523,552	3.5	100.00	1,456,431	99.91
$113.64 - $128.34	1,149,228	1.2	118.77	1,149,228	118.77
$132.00 - $134.38	97,860	1.2	134.02	97,860	134.02
$138.52 - $138.52	17,442	1.3	138.52	17,442	138.52
	10,859,861			8,769,819
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to six years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the years ended December 31, 2025, 2024 and 2023, we recorded $19.7 million, $30.1 million and $17.2 million, respectively, of stock compensation expense for PSUs on our consolidated statements of operations.

RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2024	8,656,803	$67.81
RSUs granted	3,492,732	$69.24
PSUs granted	897,393	$59.00
Additional PSUs earned	32,148	$70.45
RSUs released	(2,860,640)	$70.86
PSUs released	(255,805)	$72.97
RSUs cancelled	(543,681)	$67.19
PSUs cancelled	(143,500)	$76.73
Balance at December 31, 2025	9,275,450	$66.86
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

Shares Available for Grant
Balance at December 31, 2024	4,013,611
Additional authorization - 2010 Stock Plan	8,500,000
Additional authorization - 2024 Inducement Plan	1,000,000
Options, RSUs and PSUs granted and issuance of shares for services rendered	(6,335,986)
Options, RSUs and PSUs cancelled	1,598,684
Fungible ratio change adjustments	282,731
Balance at December 31, 2025	9,059,040
Employee Stock Purchase Plan. On May 21, 1997, our stockholders adopted the 1997 Employee Stock Purchase Plan, which was most recently amended in June 2025 (the “ESPP”). Each regular full-time and part-time employee working 20 hours or more per week is eligible to participate after one month of employment. In June 2025, our stockholders approved an increase in the number of shares of common stock reserved for issuance under the ESPP from 10,350,000 to 11,350,000. We issued 398,373, 453,312 and 380,145 shares under the ESPP in 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded stock compensation expense of $6.0 million, $5.3 million and $5.1 million, respectively, as the ESPP is considered compensatory under the FASB stock compensation rules. As of December 31, 2025, 890,732 shares remain available for issuance under the ESPP.

Note 12. Stock Compensation
We recorded $249.3 million, $266.1 million and $215.9 million, respectively, of stock compensation expense for the years ended December 31, 2025, 2024 and 2023. Stock compensation expense within the consolidated statements of operations included research and development expense for the years ended December 31, 2025, 2024 and 2023 of $150.2 million, $161.3 million and $126.7 million, respectively. Stock compensation expense within the consolidated statements of operations also included selling, general and administrative expense for the years ended December 31, 2025, 2024 and 2023 of $95.6 million, $102.5 million and $86.1 million, respectively. Stock compensation expense within the consolidated statements of operations also included cost of product revenues for the years ended December 31, 2025, 2024 and 2023 of $3.5 million, $2.3 million and $3.1 million, respectively.
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
We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions:

	Employee Stock Options For the year ended December 31,			Employee Stock Purchase Plan For the year ended December 31,
	2025	2024	2023	2025	2024	2023
Average risk-free interest rates	4.10%	4.15%	4.01%	3.95%	4.88%	4.72%
Average expected life (in years)	5.02	5.03	5.05	0.50	0.50	0.50
Volatility	29%	30%	32%	34%	27%	25%
Weighted-average fair value (in dollars)	24.00	21.07	24.35	15.90	12.34	12.68
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
We estimate forfeiture rates for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense as the awards vest if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested as of December 31, 2025, was $21.8 million, which is expected to be recognized over the weighted average period of 1.3 years. Total compensation cost of RSUs granted but not yet vested, as of December 31, 2025, was $248.9 million, which is expected to be recognized over the weighted average period of 1.5 years. Total compensation cost of PSUs granted but not yet vested, as of December 31, 2025, was $40.2 million, which is expected to be recognized over the weighted average period of 2.3 years, should the underlying performance conditions be deemed probable of achievement.

Note 13. Other Comprehensive Income (Loss)
The following tables summarize the activity related to reach component of other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains	Net Unrealized Gains on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$26,456	$346	$(39,923)	$(13,121)
Other comprehensive income before reclassifications	24,977	1,648	9,691	36,316
Net amount reclassified from accumulated other comprehensive loss	—	—	2,267	2,267
Net other comprehensive income	24,977	1,648	11,958	38,583
Balances at December 31, 2025	$51,433	$1,994	$(27,965)	$25,462

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2024	$44,181	$(149)	$(30,926)	$13,106
Other comprehensive (loss) income before reclassifications	(17,725)	495	(10,471)	(27,701)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	1,474	1,474
Net other comprehensive (loss) income	(17,725)	495	(8,997)	(26,227)
Balances at December 31, 2024	$26,456	$346	$(39,923)	$(13,121)

(Amounts presented net of taxes)	Foreign Currency Translation Gains	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2023	$18,409	$(5,037)	$1,697	$15,069
Other comprehensive income (loss) before reclassifications	25,772	4,888	(33,394)	(2,734)
Net amount reclassified from accumulated other comprehensive income	—	—	771	771
Net other comprehensive income (loss)	25,772	4,888	(32,623)	(1,963)
Balances at December 31, 2023	$44,181	$(149)	$(30,926)	$13,106
Note 14. Income Taxes
We are subject to U.S. federal, state and foreign corporate income taxes. The provision for income taxes is based on income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$1,571,743	$401,760	$1,084,254
Non-U.S.	92,708	(85,130)	(250,039)
Income before provision for income taxes	$1,664,451	$316,630	$834,215

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$80,508	$322,682	$344,407
State	42,998	43,955	48,106
Foreign	6,610	2,931	3,001
	130,116	369,568	395,514
Deferred:
Federal	240,361	(106,549)	(139,468)
State	7,072	21,824	(19,625)
Foreign	252	(828)	195
	247,685	(85,553)	(158,898)
Total provision for income taxes	$377,801	$284,015	$236,616
Income taxes paid, net of (refunds) received, consisted of the following for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Federal	$178,100
State
Kentucky	20,798
Tennessee	(10,836)
All other states	19,345
Foreign	4,771
Total income taxes paid	$212,178
Income taxes paid prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 were $373.1 million and $378.2 million respectively.

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory rate	$349,535	21.0%
State and local income taxes, net of federal benefit(1)	36,394	2.2%
Foreign tax effects	(12,607)	(0.8)%
Effects of changes in tax laws or rates enacted in the current period	(49,289)	(3.0)%
Effect of cross-border tax laws
Foreign-derived intangible income	(34,240)	(2.1)%
Tax Credits
Research and development tax credits	(59,998)	(3.6)%
Changes in valuation allowances	123,243	7.4%
Nontaxable or nondeductible items	13,528	0.8%
Changes in unrecognized tax benefits	14,208	0.9%
Other adjustments	(2,973)	(0.1)%
Effective income tax rate	$377,801	22.7%

1 State taxes in Kentucky, California, and Delaware made up the majority (greater than 50%) of the tax effect in this category.
Our effective tax rate for the year ended December 31, 2025 was higher than the U.S. statutory rate primarily due to state income taxes and an increase in our valuation allowance against certain U.S. deferred tax assets. This was partially offset by tax rate benefits associated with research and development and orphan drug tax credit generations, the foreign derived intangible income deduction and the enactment of U.S. tax legislation discussed below.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2024	2023
Provision at U.S. federal statutory rate	$66,492	$175,185
State and local income taxes	51,753	21,145
Foreign tax rate differential	61,026	(96,434)
Income tax credits	(70,989)	(1,433,507)
Change in valuation allowance	21,425	1,572,951
Change in uncertain tax positions	6,418	5,943
Foreign-derived intangible income	(31,786)	(32,891)
Stock based compensation	25,647	20,971
Acquisitions accounted for as research and development expenses	149,287	4,200
Other	4,742	(947)
Provision for income taxes	$284,015	$236,616
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

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$304,075	$315,969
Income tax credits	1,482,932	1,398,495
Capitalized research and development	554,454	648,989
Deferred revenue and accruals	96,463	190,446
Non-cash compensation	92,482	100,788
Acquisition-related contingent consideration	17,426	27,796
Intangibles, net	219,005	229,741
Long term investments	2,889	6,697
Other	24,582	20,814
Total gross deferred tax assets	2,794,308	2,939,735
Less valuation allowance for deferred tax assets	(2,266,136)	(2,139,673)
Net deferred tax assets	$528,172	$800,062

Deferred tax liabilities:
Property and equipment	$(7,046)	$(30,676)
Other	(5,832)	(7,315)
Total gross deferred tax liabilities	(12,878)	(37,991)
Net deferred tax assets	$515,294	$762,071
During the year ended December 31, 2025, the Company’s net deferred tax assets decreased by $246.8 million. This was primary due to a deduction associated with the settlement of the Novartis contract dispute and deductions related to previously capitalized domestic research and development expenses arising from the enactment of U.S. tax legislation discussed below. As of December 31, 2025, the Company continues to maintain a valuation allowance on certain U.S. temporary differences, foreign net operating losses (“NOLs”) and the non-refundable Swiss income tax credits granted in the year ended December 31, 2023.
The valuation allowance for deferred tax assets increased by approximately $126.5 million during the year ended December 31, 2025 and increased by approximately $43.4 million during the year ended December 31, 2024. The valuation allowance increase during 2025 was primarily due to future deductible temporary differences mainly associated with foreign research and development expenses required to be capitalized and amortized and the effects of translation of our foreign tax assets that require a valuation allowance. The valuation allowance increase during 2024 was primarily due to future deductible temporary differences mainly associated with U.S. research and development expenses required to be capitalized and amortized and the acquisition of Escient’s U.S. NOLs, a portion of which was not more-likely-than-not to be realized as of December 31, 2024.

As of December 31, 2025, we had NOL carryforwards, research and development credit carryforwards and foreign income tax credit carryforwards as follows (in thousands):

	Amount	Expiring if not utilized
Net operating loss carryforwards
Federal	$72,370	Indefinite
State	926,027	2027 through 2045; indefinite
Foreign	1,743,380	2026 through 2041; indefinite
Research and development credit carryforwards
Federal	$9,431	2039 through 2044
State	14,310	2026 through 2043
Swiss income tax credit carryforwards	1,469,989	2028
The federal NOL and tax credit carryforward are subject to an annual limitation under Internal Revenue Code Section 382.
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized, we would recognize a tax benefit of $89.0 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$87,723	$69,145
Additions related to prior periods tax positions	3,539	9,173
Reductions related to prior periods tax positions	(2,226)	(2,014)
Additions related to current period tax positions	8,749	5,939
Additions related to acquisitions	—	9,114
Settlements	(24)	(71)
Reductions due to lapse of applicable statute of limitations	(333)	(3,538)
Currency translation adjustment	173	(25)
Balance at end of year	$97,601	$87,723
Our policy is to recognize interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the years ending December 31, 2025 and 2024, we recorded interest and penalties as a component of income tax expense of $5.6 million and $8.5 million, respectively. As of December 31, 2025 and 2024, the Company has accrued liabilities of $24.3 million and $18.7 million, respectively, for interest and penalties related to its uncertain tax positions.
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

On July 4, 2025, the U.S. enacted legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA modified key provisions of the Tax Cuts and Jobs Act of 2017, including but not limited to, the expensing of domestic research costs, the deduction for Foreign-Derived Intangible Income, and the Global Intangible Low-Taxed Income regime. The OBBBA introduces multiple elections and features various effective dates, with some provisions effective in 2025 and others in subsequent years.
Under ASC 740, entities are required to recognize the impact of new income tax legislation in the period of enactment. We have reflected a favorable impact to our effective tax rate and the realizability of certain U.S. deferred tax assets in our financial statements for the period ending December 31, 2025. We will continue to evaluate the OBBBA’s various provisions and elections for our tax return filing.
Note 15. Net Income Per Share
Our basic net income per share is computed by dividing the net income by the number of weighted average common shares outstanding during the period. Our diluted net income per share is computed by dividing net income by the weighted average common shares outstanding during the period assuming potentially dilutive common shares of stock options, RSUs and PSUs.
Net income per share was calculated as follows for the periods indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Basic net income	$1,286,650	$32,615	$597,599

Weighted average common shares outstanding	195,204	207,110	223,628

Basic net income per share	$6.59	$0.16	$2.67

Diluted net income	$1,286,650	$32,615	$597,599

Weighted average common shares outstanding	195,204	207,110	223,628
Dilutive stock options and awards	5,496	3,420	2,300
Weighted average shares used to compute diluted net income per share	200,700	210,530	225,928

Diluted net income per share	$6.41	$0.15	$2.65
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	2025	2024	2023
Outstanding stock options and awards	8,300,526	12,905,281	12,710,250
Note 16. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense was $22.4 million, $20.6 million and $18.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.
The pension plans assumptions reflect the expected investment return and discount rate on plan assets and disability rate probabilities. The benefit obligation at December 31, 2025 for the plans was determined using a discount rate of 1.20% and rate of compensation increase of 2.00%. The 2025 net periodic benefit cost for the plans was determined using discount rates of 0.90%, rates of compensation increase of 2.25% and long term expected return on plan assets of 4.30%. The benefit obligation at December 31, 2024 for the plans was determined using a discount rate of 0.90% and rate of compensation increase of 2.25%. The 2024 net periodic benefit cost for the plans was determined using discount rates of 1.30%, rates of compensation increase of 2.25% and long term expected return on plan assets of 5.50%.
Summarized information regarding changes in the obligations and plan assets, the funded status and the amounts recorded were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Benefit obligation, beginning of year	$195,487	$169,667
Employer service cost	16,428	12,121
Interest cost	1,973	2,010
Plan participants’ contributions	6,614	5,067
Actuarial (gain) loss	(5,251)	17,443
Transfer of benefits net of payments from fund	(4,294)	1,382
Expenses paid from assets	(121)	(101)
Translation loss (gain)	27,680	(12,102)
Benefit obligation, end of year	238,516	195,487

Fair value of plan assets, beginning of year	149,636	128,482
Actual return on plan assets	11,990	13,562
Employer contributions	12,344	10,278
Plan participants’ contributions	6,614	5,067
Transfer of benefits net of payments from fund	(4,294)	1,382
Expenses paid from assets	(121)	(101)
Translation gain (loss)	21,188	(9,034)
Fair value of plan assets, end of year	197,357	149,636

Unfunded liability, end of year	$41,159	$45,851
The unfunded liability is reported in other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024. The accumulated benefit obligation is $225.2 million and $182.4 million as of December 31, 2025 and 2024, respectively.

The net periodic benefit cost was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service cost	$16,428	$12,121	$7,711
Interest cost	1,973	2,010	2,280
Expected return on plan assets	(7,970)	(6,764)	(5,688)
Amortization of prior service cost	878	801	771
Amortization of actuarial losses	1,389	673	—
Net periodic benefit cost	$12,698	$8,841	$5,074
The components of net periodic benefit cost other than the service cost component are included in Other, net on the consolidated statements of operations.
We expect to contribute a total of $12.6 million to the pension plans in 2026. The following payments are expected to be paid from the fund (in thousands):

2026	$9,200
2027	10,365
2028	10,944
2029	13,968
2030	11,684
2031-2035	73,326
Total	$129,487
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
As of December 31, 2025, we were in compliance with all financial and operational covenants under the terms of the Credit Agreement and there were no outstanding borrowings or letters of credit outstanding.

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
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious, given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of December 31, 2025, we have accrued approximately $218.5 million within accrued and other current liabilities on the consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending December 31, 2025, is approximately 6.9%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
In addition, we have various patent disputes and litigation initiated by us related to potential generic or other competition for our products, as described under Part I, Item 1A. “Risk Factors—Risks Relating to Commercialization of Our Products— Competition for our products could harm our business and result in a decrease in our revenue” above. Additionally, as described in Note 7, we entered into a settlement and license agreement with Sun, resolving patent infringement litigation related to Leqselvi (deuruxolitinib).
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
For our segment, the chief operating decision maker uses net income, that also is reported on the consolidated statements of operations as consolidated net income, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net income, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the level of investment in our various operating activities and other capital allocation activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Net income for our segment was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenues, net	$4,354,333	$3,618,888	$3,165,168
Product royalty revenues	636,909	579,329	523,481
Milestone and contract revenues	150,000	43,000	7,000
Total revenues	5,141,242	4,241,217	3,695,649

Costs, expenses and other:
Cost of product revenues (including definite-lived intangible amortization)	372,130	312,068	254,990
Contract dispute settlement	(242,251)	—	—
Research and development - internal[1]	984,730	957,043	815,025
Research and development - external[2]	967,848	866,005	775,919
Other research and development[3]	97,574	783,800	36,650
Sales and marketing	1,094,754	945,428	876,703
General and administrative	281,452	296,729	278,959
Asset impairment	76,275	—	5,631
(Gain) loss on change in fair value of acquisition-related contingent consideration	(6,129)	19,803	29,202
(Profit) and loss sharing under collaboration agreements	—	(1,025)	2,045
Other segment items[4]	228,209	28,751	22,926
Net income	$1,286,650	$32,615	$597,599

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
Total Revenues by Geographic Location

Total revenues by geographic region consisted of the following (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
United States	$4,799,941	$3,974,567	$3,514,873
Europe	323,734	260,437	175,866
Other countries	17,567	6,213	4,910
Total revenues	$5,141,242	$4,241,217	$3,695,649

Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	Dec 31, 2025	Dec 31, 2024
United States	$406,829	$474,095
Switzerland	309,802	277,623
Other countries	14,254	11,693
Total property and equipment, net	$730,885	$763,411
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
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Incyte Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Incyte Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Incyte Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 10, 2026

Item 9B. Other Information
(a) On February 6, 2026, we entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P. (the “Baker Entities”), both of which are existing stockholders of our company and are affiliated with the Chairman of our Board of Directors, Julian C. Baker. The Registration Rights Agreement replaces the registration rights agreement we entered into with the Baker Entities in February 2016 that continued in effect for 10 years. Under the Registration Rights Agreement, we agreed that, if requested by the Baker Entities, we would register our securities held by the Baker Entities for resale under the Securities Act of 1933. Our registration obligations under the Registration Rights Agreement cover all of our securities now held or later acquired by the Baker Entities, will continue in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our securities by the Baker Entities in the future. The Registration Rights Agreement is filed as Exhibit 10.25 to this report and the description of the terms of the Registration Rights Agreement is qualified in its entirety by reference to such exhibit.
(b) During the three months ended December 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Securities Exchange Act of 1934.
Pablo Cagnoni, our President, Research and Development, adopted a trading plan on November 20, 2025 providing for the sale of up to an aggregate of 56,002 shares of our common stock until November 20, 2026.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders to be held on June 8, 2026 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Corporate Controller and other employees who perform similar functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Corporate Controller, and others providing similar functions. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Incyte Corporation, Attention: Investor Relations, 1801 Augustine Cut-Off, Wilmington, DE 19803 or by visiting the Corporate Governance section of our website at investor.incyte.com/corporate-governance. Our website address listed in the prior sentence and below is intended to be an inactive, textual reference only. None of the materials on, or accessible through, our website are part of this report or are incorporated by reference herein.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
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

10.2#
Form of Global Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.3#
Form of Global Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.4#
Form of Performance Share Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

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

10.7#
Form of U.S. Stock Option Agreement for Executive Officers under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.8#
Form of U.S. Restricted Stock Unit Award Agreement under the Incyte Corporation Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.9#	Incyte Corporation 2024 Inducement Stock Incentive Plan, as amended June 25, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 27, 2025).
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

10.13#
Form of U.S. Nonstatutory Stock Option Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.14#
Form of U.S. Restricted Stock Unit Award Agreement for Executive Officers under the Incyte Corporation 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

Exhibit Number	Description of Document
10.15#	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33 68138)).
10.16#	1997 Employee Stock Purchase Plan of Incyte Corporation, as amended on April 11, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2025).
10.17#
Form of Employment Agreement between the Company and Steven H. Stein (effective as of March 2, 2015), Pablo J. Cagnoni (effective as of June 7, 2023), Matteo Trotta (effective as of March 25, 2024), Lee Heeson (effective as of October 1, 2024), Mohamed Issa (effective as of January 6, 2025), Patrick A. Mayes (effective as of July 21, 2025), Ramitpal K. Basi (effective as of August 25, 2025), David H. Gardner (effective as of September 22, 2025) and Richard Hoffman (effective as of December 1, 2025) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18#
Offer of Employment Letter, dated April 21, 2023, from the Company to Pablo J. Cagnoni (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.19#	Transition Agreement between the Company and Hervé Hoppenot, dated as of June 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2025).
10.20#	Offer of Employment Letter, dated June 23, 2025, from the Company to William J. Meury (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2025).
10.21#	Employment Agreement between the Company and William J. Meury, dated as of June 26, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2025).
10.22#	Incyte Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.23†
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

10.23.2††
Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.23.3††
Extension, dated as of March 12, 2025, to the Amendment, dated as of March 20, 2020, to the Collaboration and License Agreement entered into as of November 24, 2009, by and between the Company and Novartis International Pharmaceutical Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.24†
License, Development and Commercialization Agreement, entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.24.1†
Amendment, dated June 22, 2010, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.24.2†
Third Amendment, entered into effective March 31, 2016, to License, Development and Commercialization Agreement entered into as of December 18, 2009, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.24.3†
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
10.24.4††
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

10.24.5*††
Letter of Understanding, dated October 24, 2025, between the Company and Eli Lilly and Company, relating to the License, Development and Commercialization Agreement entered into as of December 18, 2009 by and between the Company and Eli Lilly and Company.

10.25*	Registration Rights Agreement, dated as of February 6, 2026, between the Company and 667, L.P. and Baker Brothers Life Sciences, L.P.
10.26
Revolving Credit and Guaranty Agreement, dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.26.1
Amendment No. 1, dated as of May 10, 2023, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.26.2
Amendment No. 2, dated as of June 28, 2024, to Revolving Credit and Guaranty Agreement dated as of August 18, 2021, among the Company, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

19.1	Policy on insider trading (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Rule 13a 14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a 14(a) Certification of the Principal Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
32.2**	Statement of the Principal Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C Section 1350).
97
Incyte Corporation Policy for Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed February 16, 2024).

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

INCYTE CORPORATION

Dated: February 10, 2026	By:	/s/ WILLIAM J. MEURY
William J. Meury
President, and Chief Executive Officer
(Principal Executive Officer)

Dated: February 10, 2026	By:	/s/ THOMAS TRAY
Thomas Tray
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Meury, Thomas Tray, and Richard Hoffman, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. MEURY	President and Chief Executive Officer (Principal Executive Officer)	February 10, 2026
William J. Meury

/s/ THOMAS TRAY	Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2026
Thomas Tray

/s/ JULIAN C. BAKER	Director	February 10, 2026
Julian C. Baker

/s/ JEAN-JACQUES BIENAIMÉ	Director	February 10, 2026
Jean-Jacques Bienaimé

/s/ OTIS W. BRAWLEY	Director	February 10, 2026
Otis W. Brawley

/s/ PAUL J. CLANCY	Director	February 10, 2026
Paul J. Clancy

/s/ JACQUALYN A. FOUSE	Director	February 10, 2026
Jacqualyn A. Fouse

/s/ EDMUND P. HARRIGAN	Director	February 10, 2026
Edmund P. Harrigan

/s/ KATHERINE A. HIGH	Director	February 10, 2026
Katherine A. High

/s/ SUSANNE SCHAFFERT	Director	February 10, 2026
Susanne Schaffert