Form 10-Q
period 2026-03-31
INCYTE CORP
filed 2026-04-28
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 199,782,155 as of April 21, 2026.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	March 31, 2026	December 31, 2025*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,461,114	$3,097,817
Marketable securities—available-for-sale (amortized cost $555,202 and $480,793 as of March 31, 2026 and December 31, 2025, respectively; allowance for credit losses $0 as of March 31, 2026 and December 31, 2025)	554,711	482,787
Accounts receivable	1,051,499	1,024,407
Inventory	115,624	101,060
Prepaid expenses and other current assets	301,312	317,831
Total current assets	5,484,260	5,023,902

Restricted cash	1,836	1,852
Long term equity investments	54,582	47,991
Inventory	331,421	342,232
Property and equipment, net	720,169	730,885
Finance lease right-of-use assets, net	26,669	27,520
Other intangible assets, net	110,164	117,131
Goodwill	133,000	133,000
Deferred income tax asset	452,520	515,294
Other assets, net	24,492	18,166
Total assets	$7,339,113	$6,957,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228,624	$209,938
Accrued compensation	124,920	228,071
Accrued and other current liabilities	1,092,308	1,031,501
Finance lease liabilities	4,413	4,516
Acquisition-related contingent consideration	39,384	41,144
Total current liabilities	1,489,649	1,515,170

Acquisition-related contingent consideration	70,616	79,856
Finance lease liabilities	29,414	30,199
Other liabilities	126,587	165,270
Total liabilities	1,716,266	1,790,495

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 400,000,000 shares authorized; 199,948,401 and 198,460,009 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	200	198
Additional paid-in capital	5,083,234	4,928,049
Accumulated other comprehensive income	22,314	25,462
Retained earnings	517,099	213,769
Total stockholders’ equity	5,622,847	5,167,478
Total liabilities and stockholders’ equity	$7,339,113	$6,957,973
*The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net sales	$1,104,484	$922,274
Product royalty revenues	151,192	130,624
Milestone and contract revenues	17,000	—
Total revenues	1,272,676	1,052,898

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	104,523	73,188
Research and development	515,903	437,279
Selling, general and administrative	328,087	325,691
Asset impairment and related disposal costs	23,214	—
(Gain) loss on change in fair value of acquisition-related contingent consideration	(168)	11,572
Total costs, expenses and other	971,559	847,730

Income from operations	301,117	205,168
Interest income	33,687	22,929
Interest expense	(569)	(660)
Gain (loss) on equity investments	6,591	(1,343)
Other, net	2,774	8,096
Income before provision for income taxes	343,600	234,190
Provision for income taxes	40,270	75,987
Net income	$303,330	$158,203

Net income per share:
Basic	$1.52	$0.82
Diluted	$1.47	$0.80

Shares used in computing net income per share:
Basic	199,343	193,712
Diluted	206,830	198,197
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$303,330	$158,203

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(897)	5,440
Unrealized (loss) gain on marketable securities, net of tax	(2,485)	931
Defined benefit pension gain, net of tax	234	512
Other comprehensive (loss) income	(3,148)	6,883

Comprehensive income	$300,182	$165,086
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2026	$198	$4,928,049	$25,462	$213,769	$5,167,478
Issuance of 1,473,992 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	2	90,967	—	—	90,969
Issuance of 955 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	64,126	—	—	64,126
Other comprehensive loss	—	—	(3,148)	—	(3,148)
Net income	—	—	—	303,330	303,330
Balances at March 31, 2026	$200	$5,083,234	$22,314	$517,099	$5,622,847

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balances at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$303,330	$158,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,802	22,362
Stock-based compensation	64,126	60,982
Deferred income taxes	63,416	(6,706)
Other, net	12,772	5,292
(Gain) loss on equity investments	(6,591)	1,343
(Gain) loss on change in fair value of acquisition-related contingent consideration	(168)	11,572
Changes in operating assets and liabilities:
Accounts receivable	(27,027)	30,955
Prepaid expenses and other assets	9,193	(62,045)
Inventory	(12,226)	(28,574)
Accounts payable	23,449	(2,159)
Accrued and other liabilities	(84,725)	74,842
Net cash provided by operating activities	369,351	266,067
Cash flows from investing activities:
Sale of equity investments	—	8
Capital expenditures	(10,200)	(3,169)
Payments for intangible assets	(5,000)	—
Purchases of marketable securities	(142,703)	(41,236)
Maturities of marketable securities	69,700	45,494
Net cash (used in) provided by investing activities	(88,203)	1,097
Cash flows from financing activities:
Proceeds from issuance of Common Stock under stock plans	97,925	3,239
Tax withholdings related to restricted and performance share vesting	(6,956)	(9,454)
Payment of finance lease liabilities	(1,184)	(1,090)
Payment of contingent consideration	(4,963)	(5,371)
Net cash provided by (used in) financing activities	84,822	(12,676)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,689)	(552)
Net increase in cash, cash equivalents, and restricted cash	363,281	253,936
Cash, cash equivalents, and restricted cash at beginning of period	3,099,669	1,689,451
Cash, cash equivalents, and restricted cash at end of period	$3,462,950	$1,943,387
Supplemental Schedule of Cash Flow Information
Income taxes paid, net of (refunds)	$(8,787)	$844
Unpaid excise tax on repurchase of Common Stock	$—	$19,185
Unpaid purchases of property and equipment	$1,633	$2,890
Leased assets obtained in exchange for new operating lease liabilities	$572	$1,171
Leased assets obtained in exchange for new finance lease liabilities	$279	$220
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2025 has been derived from our audited consolidated financial statements.
Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recent Accounting Pronouncements and Regulatory Updates
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses (DISE).” This new guidance applies to all public entities and requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt the new standard prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This amended guidance applies to all entities and aims to simplify the estimation of expected credit losses for current accounts receivable and contract assets by providing a practical expedient for all companies. The amendments are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods. We formally adopted ASU 2025-05, effective January 1, 2026, and elected the practical expedient provided to all companies. This adoption and related practical expedient election did not have and is not expected to have a material impact on our consolidated financial statements and related disclosures.
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

Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
JAKAFI net sales	$757,755	$709,412
OPZELURA net sales	143,015	118,705
ICLUSIG net sales	35,463	29,544
PEMAZYRE net sales	22,543	18,440
MINJUVI/MONJUVI net sales	49,227	29,551
NIKTIMVO net sales	55,088	13,613
ZYNYZ net sales	41,393	3,009
Total net sales	1,104,484	922,274
JAKAVI product royalty revenues	105,556	92,145
OLUMIANT product royalty revenues	36,407	30,800
TABRECTA product royalty revenues	5,982	6,413
Other product royalty revenues	3,247	1,266
Total product royalty revenues	151,192	130,624
Milestone and contract revenues	17,000	—
Total revenues	$1,272,676	$1,052,898
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
Debt securities (government)	$555,202	$697	$(1,188)	$554,711

December 31, 2025
Debt securities (government)	$480,793	$2,028	$(34)	$482,787
The table below summarizes the contractual maturities of our available-for-sale debt securities as of March 31, 2026 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$554,711	$217,051	$337,660
Debt security assets were assessed for risk of expected credit losses. As of March 31, 2026 and December 31, 2025, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At March 31, 2026 and December 31, 2025, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2026.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2026
Cash and cash equivalents	$3,461,114	$—	$—	$3,461,114
Debt securities (government)	—	554,711	—	554,711
Long term equity investments (Note 7)	54,582	—	—	54,582
Total assets	$3,515,696	$554,711	$—	$4,070,407

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Cash and cash equivalents	$3,097,817	$—	$—	$3,097,817
Debt securities (government)	—	482,787	—	482,787
Long term equity investments (Note 7)	47,991	—	—	47,991
Total assets	$3,145,808	$482,787	$—	$3,628,595

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2026
Acquisition-related contingent consideration	$—	$—	$110,000	$110,000
Total liabilities	$—	$—	$110,000	$110,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Acquisition-related contingent consideration	$—	$—	$121,000	$121,000
Total liabilities	$—	$—	$121,000	$121,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2026
Balance at January 1,	$121,000
Contingent consideration earned during the period but not yet paid	(10,832)
Change in fair value of contingent consideration	(168)
Balance at March 31,	$110,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2026 and December 31, 2025 included a discount rate of 10%, updated projections of future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment, and related applicable royalty rates. The change in fair value of the contingent consideration during the three months ended March 31, 2026 was due primarily to updated projections of future net sales of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of March 31, 2026 and December 31, 2025, contingent consideration earned but not yet paid was $10.8 million and $12.1 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharma AG (formerly known as Novartis Pharmaceutical International Ltd.) (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 14% and 17% of the accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

The concentration of credit risk related to our JAKAFI and OPZELURA sales is as follows:

	Percentage of Total Net Sales for the Three Months Ended
	March 31,
	2026	2025
Customer A	13%	14%
Customer B	8%	10%
Customer C	21%	20%
Customer D	19%	19%
Customer E	10%	9%
Customer F	10%	10%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in the aggregate, 64% and 54% of the accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively. The concentration of credit risk relating to our other sales or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of March 31, 2026 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of March 31, 2026 and December 31, 2025, we had a de minimus amount of allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$36,598	$27,860
API and work-in-process	351,581	343,678
Finished goods	58,866	71,754
Total inventory	$447,045	$443,292
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work-in-process, and finished goods, inclusive of freight and inventoriable overhead. At March 31, 2026, $115.6 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At March 31, 2026, $331.4 million of inventory was classified as non-current on the condensed consolidated balance sheet as we do not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At March 31, 2026, inventory with approximately $40.9 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 6 to 35 months and, as a result, cost of sales will reflect a lower average per unit cost of materials.

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
We were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through March 31, 2026, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
We are obligated to pay to Novartis tiered royalties in the low single-digits on future JAKAFI net sales within the United States. On May 11, 2025, we and Novartis entered into a settlement agreement (the “Settlement Agreement”) with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the Collaboration and License Agreement. Under the Settlement Agreement, we agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025 for a period defined in the Settlement Agreement.
During the three months ended March 31, 2026 and 2025, such royalties on net sales within the United States totaled $16.1 million and $29.8 million, respectively, and were reflected in cost of sales on the condensed consolidated statements of operations. As a result of the Settlement Agreement noted above, the reduced royalty paid for the quarter ended March 31, 2025 was approximately $14.9 million. At March 31, 2026 and December 31, 2025, approximately $16.1 million and $20.3 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI (the trade name used by Novartis for ruxolitinib sales outside of the United States) net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three months ended March 31, 2026 and 2025, was $105.6 million and $92.1 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three months ended March 31, 2026 and 2025, was $6.0 million and $6.4 million, respectively.
Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.

Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. In October 2025, the parties amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus and to restructure the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly. Beginning in October 2025, we are now eligible to receive either a fixed royalty amount or tiered royalties based on defined levels of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Since the inception of the agreement through March 31, 2026, we recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones, $50.0 million for the achievement of sales milestones, and $100.0 million for the functional intellectual property transfer related to Type 1 diabetes mellitus.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three months ended March 31, 2026 and 2025 was $36.4 million and $30.8 million, respectively.
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
Since the inception of the agreement, inclusive of amendments to the agreement, through March 31, 2026, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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
Inclusive of an upfront, non-refundable payment, since the inception of the agreement through March 31, 2026, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $225.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

As of March 31, 2026, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of March 31, 2026 and December 31, 2025 was $33.2 million and $29.9 million, respectively. For the three months ended March 31, 2026 and 2025, we recorded an unrealized gain of $3.3 million and unrealized loss of $1.3 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three months ended March 31, 2026 and 2025, includes $5.4 million and $4.7 million respectively, related to our 55% share of the co-development costs for axatilimab. At March 31, 2026 and December 31, 2025, $1.4 million and $2.4 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
In connection with the United States co-commercialization efforts, Syndax’s 50% share of profit was $14.4 million for the three months ended March 31, 2026, which is reflected in cost of sales on the condensed consolidated statement of operations. At March 31, 2026 and December 31, 2025, $22.5 million and $27.6 million, respectively, was included in accrued and other liability on the consolidated balance sheet for amounts due to Syndax related to United States co-commercialization activities.
Prelude
In November 2025, we entered into an exclusive purchase option agreement with Prelude Therapeutics Incorporated (“Prelude”). Under the terms of the agreement, we secured an exclusive option to acquire Prelude’s mutant selective JAK2V617F JH2 inhibitor program, including Prelude’s library of preclinical candidates. We paid Prelude a total of $60.0 million, comprised of an upfront payment of $35.0 million, plus a $25.0 million equity investment in Prelude. The $35.0 million upfront payment was recorded in research and development expense during the fourth quarter of 2025. We purchased 6.25 million shares of Prelude non-voting common stock at a price of $4.00 per share. Of this $25.0 million equity investment, approximately $17.1 million was expensed in research and development during the fourth quarter of 2025 as a premium above fair value of the stock purchase. The remaining $7.9 million is the initial fair value of our investment in Prelude. We are accounting for our shares held in Prelude at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026, we recorded an unrealized gain of $3.3 million based on the change in fair value of Prelude’s common stock during the period. The fair market value of our total long term investment in Prelude as of March 31, 2026 and December 31, 2025 was $21.4 million and $18.1 million, respectively.
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

Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Office equipment	$25,257	$24,411
Laboratory equipment	259,861	258,003
Computer equipment	160,555	152,156
Land	11,221	11,273
Building and leasehold improvements	608,820	610,027
Operating lease right-of-use assets	18,327	19,596
Construction in progress	25,124	30,485
	1,109,165	1,105,951
Less accumulated depreciation and amortization	(388,996)	(375,066)
Property and equipment, net	$720,169	$730,885
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. Subsequent to the purchase, we incurred additional construction costs of approximately $28.6 million through December 2025. During December 2025, the downtown Wilmington, Delaware properties met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations for the year ended December 31, 2025 relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties was recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025. During the three months ended March 31, 2026, we sold these downtown properties, and recognized an additional $23.2 million of expenses relating to disposal costs, which are included in Asset impairment and related disposal costs in the condensed consolidated statements of operations.
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Royalties	$37,450	$40,678
Clinical related costs	177,703	175,932
Sales allowances	722,412	642,468
Sales and marketing	64,762	71,248
Accrued taxes	5,934	4,755
Operating lease liabilities	5,603	5,697
Other current liabilities	78,444	90,723
Total accrued and other current liabilities	$1,092,308	$1,031,501

Note 10. Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2026	$51,433	$1,994	$(27,965)	$25,462
Other comprehensive loss before reclassifications	(897)	(2,485)	—	(3,382)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	234	234
Net other comprehensive (loss) income	(897)	(2,485)	234	(3,148)
Balances at March 31, 2026	$50,536	$(491)	$(27,731)	$22,314

(Amounts presented net of taxes)	Foreign Currency Translation Gains	Net Unrealized Gains on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$26,456	$346	$(39,923)	$(13,121)
Other comprehensive income before reclassifications	5,440	931	—	6,371
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	512	512
Net other comprehensive income	5,440	931	512	6,883
Balances at March 31 2025	$31,896	$1,277	$(39,411)	$(6,238)
Note 11. Stock Compensation
2010 Stock Incentive Plan. Under our Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Stock Plan”), we may issue common stock to employees, non-employee directors, consultants, and scientific advisors. Awards under the 2010 Stock Plan include stock options, restricted stock units (“RSUs”) and performance shares (“PSUs”). A total of 74,953,475 shares of common stock are reserved for issuance pursuant to the 2010 Stock Plan.
2024 Inducement Stock Incentive Plan. Our Board of Directors has adopted the Incyte Corporation 2024 Inducement Stock Incentive Plan, as amended (the “2024 Inducement Plan”). In reliance on Nasdaq Marketplace Rule 5635(c)(4), stockholder approval was not obtained. A total of 2,000,000 shares of common stock are reserved for issuance pursuant to the 2024 Inducement Plan.
We recorded $64.1 million and $61.0 million of stock compensation expense on our condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $39.2 million and $36.7 million for the three months ended March 31, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $24.0 million and $23.4 million for the three months ended March 31, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of sales of $0.9 million and $0.9 million, respectively, for the three months ended March 31, 2026 and 2025.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Average risk-free interest rates	3.75%	4.38%	3.72%	4.23%
Average expected life (in years)	4.71	4.66	0.50	0.50
Volatility	29%	28%	35%	36%
Weighted-average fair value (in dollars)	$33.34	$22.67	$22.49	$17.03
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2025	10,859,861	$83.46
Options granted	326,376	$105.89
Options exercised	(1,320,790)	$76.76
Options cancelled	(154,099)	$86.65
Balance at March 31, 2026	9,711,348	$85.07
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.
RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2025	9,275,450	$66.86
RSUs granted	281,129	$104.78
RSUs released	(235,796)	$71.08
PSUs released	(18,750)	$82.86
RSUs cancelled	(168,302)	$67.16
PSUs cancelled	(16,599)	$84.44
Balance at March 31, 2026	9,117,132	$67.85

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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to six years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three months ended March 31, 2026 and March 31, 2025, we recorded $7.0 million and $3.1 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by one share.

Shares Available for Grant
Balance at December 31, 2025	9,059,040
Options, RSUs and PSUs granted and issuance of shares for services rendered	(608,460)
Options, RSUs and PSUs cancelled	339,000
Balance at March 31, 2026	8,789,580
We estimate an annualized forfeiture rate for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of March 31, 2026, was $24.3 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of RSUs granted but not yet vested, as of March 31, 2026, was $221.6 million, which is expected to be recognized over the weighted average period of approximately 1.4 years. Total compensation cost of PSUs granted but not yet vested, as of March 31, 2026, was $32.5 million, which is expected to be recognized over the weighted average period of 2.1 years, should the underlying performance conditions be deemed probable of achievement.
Note 12. Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Income before provision for income taxes	$343,600	$234,190
Provision for income taxes	40,270	75,987

Effective tax rate	11.7%	32.4%

Our effective tax rate for the three months ended March 31, 2026 is lower than the U.S. statutory rate primarily due to favorable changes in unrecognized tax benefits, tax benefits associated with the generation of tax credits and favorable foreign tax effects. This is partially offset by a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. Our effective tax rate for the three months ended March 31, 2025 was higher than the U.S. statutory rate primarily due to an increase in valuation allowances against certain U.S. federal and state deferred tax assets and unfavorable foreign tax effects. This was partially offset by tax benefits associated with the generation of tax credits and favorable effects of cross-border tax laws.
The effective tax rate for the three months ended March 31, 2026, was favorable as compared to the three months ended March 31, 2025, primarily due to the recognition of previously unrecognized tax benefits and reversals of certain U.S. and foreign valuation allowances in the period ended March 31, 2026. In addition, the effective tax rate for the three months ended March 31, 2026 reflects the favorable impacts of the One Big Beautiful Bill Act (“OBBBA”) discussed below.
We accrue interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.
One or more of our legal entities file income tax returns in the U.S. and in certain foreign jurisdictions. Our income tax returns may be examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues such as the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations and relevant facts. In the U.S., the statute of limitations remains open beginning with tax year 2021. We were under U.S. federal audit for the 2021 tax year; during the first quarter of 2026, the federal audit for tax year 2021 was completed with no material matters identified.
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
In July 2025, the U.S. enacted the OBBBA, which modified certain provisions of the Tax Cuts and Jobs Act of 2017, including those related to the expensing of domestic research and development costs, the deduction for foreign-derived intangible income, and the global intangible low-taxed income regime. The OBBBA also introduced multiple elections related to the treatment of domestic research and development expenditures. As a result of these changes, we expect to fully deduct certain expenditures for which deferred tax assets had previously been recorded and, accordingly, no longer maintain a valuation allowance against such amounts. The absence of these deferred tax assets and related valuation allowance continues to have a favorable impact on our effective tax rate for the current period. We will continue to evaluate the application of the OBBBA’s various elections in connection with the preparation of our income tax return.

Note 13. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended March 31,
	2026	2025
Basic net income	$303,330	$158,203

Weighted average common shares outstanding	199,343	193,712

Basic net income per share	$1.52	$0.82

Diluted net income	$303,330	$158,203

Weighted average common shares outstanding	199,343	193,712
Dilutive stock options and awards	7,487	4,485
Weighted average shares used to compute diluted net income per share	206,830	198,197

Diluted net income per share	$1.47	$0.80
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options and awards	2,504,249	11,075,503
Note 14. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three months ended March 31, 2026 and March 31, 2025 was $6.4 million and $5.8 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service cost	$4,087	$3,642
Interest cost	695	437
Expected return on plan assets	(1,954)	(1,672)
Amortization of prior service cost	107	194
Amortization of actuarial losses	127	318
Net periodic benefit cost	$3,062	$2,919
The components of net periodic benefit cost other than the service cost component are included in Other, net on the condensed consolidated statements of operations. We expect to contribute a total of $12.6 million to the pension plans in 2026 inclusive of the amounts contributed to the plan during the current period.
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings or letters of credit outstanding and were in compliance with all covenants under this facility.
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

We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2026, we have accrued approximately $245.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2026 is approximately 8.4%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.
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
The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Our single operating segment generates net sales from the development and commercialization of oncology and dermatology pharmaceutical products, which are developed by our research and development department, as well as from product royalties, milestone and contract revenues from the out-licensing of our intellectual property to third parties.
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

Net income for our segment was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$1,104,484	$922,274
Product royalty revenues	151,192	130,624
Milestone and contract revenues	17,000	—
Total revenues	1,272,676	1,052,898

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	104,523	73,188
Research and development - internal[1]	260,176	228,345
Research and development - external[2]	243,127	193,434
Other research and development[3]	12,600	15,500
Sales and marketing	259,563	257,652
General and administrative	68,524	68,039
Asset impairment and related disposal costs	23,214	—
(Gain) loss on change in fair value of acquisition-related contingent consideration	(168)	11,572
Other segment items[4]	(2,213)	46,965
Net income	$303,330	$158,203
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
4.Other segment items is comprised of interest income, interest expense, realized and unrealized gain (loss) on equity investments, other, net, and provision for income taxes.
Total Revenues by Geographic Location
Total revenues by geographic region consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$1,171,468	$981,557
Europe	92,429	68,612
Other countries	8,779	2,729
Total revenues	$1,272,676	$1,052,898

Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$401,338	$406,829
Switzerland	304,818	309,802
Other countries	14,013	14,254
Total property and equipment, net	$720,169	$730,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three months ended March 31, 2026 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC.
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
•We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
•If we or our collaborators are unable to obtain, or maintain at anticipated levels, coverage and reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected and our product sales, results of operations and financial condition could be harmed.
•We depend upon a limited number of specialty pharmacies and wholesalers for a significant portion of any revenues from JAKAFI and most of our other drug products, and the loss of, or significant reduction in sales to, any one of these specialty pharmacies or wholesalers could adversely affect our operations and financial condition.
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
•We or our collaborators may be unsuccessful in our efforts to discover and develop drug candidates and commercialize drug products.
•If we or our collaborators are unable to obtain regulatory approval for our drug candidates in the United States or foreign jurisdictions, we or our collaborators will not be permitted to commercialize products resulting from our research.
•Healthcare reform measures could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
•If we are unable to establish collaborations to fully exploit our drug discovery and development capabilities or if such collaborations are unsuccessful, our research, development and commercialization efforts may be unsuccessful, which could adversely affect our results of operations, financial condition and future revenue prospects.
•If we fail to enter into additional licensing agreements or if these arrangements are unsuccessful, our business and operations may be adversely affected.
•Even if a drug candidate that we develop receives regulatory approval, we may decide not to commercialize it if we determine that commercialization of that product would require more money and time than we are willing to invest.
•We have limited capacity to conduct preclinical testing and clinical trials, and our resulting dependence on other parties could result in delays in and additional costs for our drug development efforts.
•Our reliance on third parties for manufacture of certain of our drug products and drug candidates could result in short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.

•The illegal distribution and sale by third parties of counterfeit or unfit versions of our or our collaborators’ products or stolen products could harm our business and reputation.
•As most of our drug discovery and development operations are conducted at our headquarters in Wilmington, Delaware, the loss of access to this facility would negatively impact our business.
•The loss of the services of any of our key employees or our inability to attract and retain additional personnel would affect our ability to expand our drug discovery and development programs and achieve our objectives.
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
•We may incur losses in the future, and we expect to continue to incur significant expenses to discover and develop drugs, which may make it difficult for us to achieve sustained profitability on a quarterly or annual basis in the future.
•We may need additional capital in the future. If we are unable to generate sufficient funds from operations, the capital markets may not permit us to raise additional capital at the time that we require it, which could result in limitations on our research and development or commercialization efforts or the loss of certain of our rights in our technologies or drug candidates.
•Our marketable securities and equity investments are subject to risks that could adversely affect our overall financial position, and changes in tax laws or regulations could adversely affect our results of operations, business and financial condition.
•If we are unable to achieve milestones, develop product candidates to license or renew or enter into new collaborations, our revenues may decrease, and future milestone and royalty payments may not contribute significantly to revenues for several years, and may never result in revenues.
•If we are subject to arbitration, litigation and infringement claims, they could be costly and disrupt our drug discovery and development efforts.
•We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use, a loss of revenue under a collaboration agreement or loss of sales to generic versions of our products or otherwise reduce our ability to compete in developing and commercializing products.
•If the effective term of our patents is decreased or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.
•International patent protection is particularly uncertain and costly, and our involvement in opposition proceedings may result in the expenditure of substantial sums and management resources.
•Significant disruptions of information technology systems, breaches of data security or unauthorized disclosures of personal information (including sensitive personal information) could adversely affect our business, and could subject us to liability or reputational damage.
•Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.
•Increasing use of artificial intelligence-based software and tools creates new risks and challenges that could adversely affect our business or cause reputational harm.

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
Essential Thrombocythemia. INCA033989 is being evaluated for the treatment of adults with mutCALR-positive ET who are resistant or intolerant to at least one cytoreductive therapy. In 2025, we presented data from our Phase 1 study demonstrating a rapid and durable normalization of platelet counts and a reduction in peripheral blood mutCALR variant allele frequency (“VAF”) correlating with hematologic response with INCA033989 treatment. INCA033989 was well tolerated with no dose limiting toxicities reported. In December 2025, we announced that the FDA granted Breakthrough Therapy designation to INCA033989 for the treatment of patients with ET harboring a Type 1 CALR mutation who are resistant or intolerant to at least one cytoreductive therapy. Based on positive feedback received from the FDA during the first quarter of 2026, a Phase 3 registrational study evaluating INCA033989 in Type 1 and non-Type 1 mutCALR positive patients with ET is on track to initiate in mid 2026.
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
In October 2025, we announced an agreement with Enable Injections, Inc. (“Enable”) to develop for use with specific assets in our portfolio, including INCA033989, Enable’s enFuse on-body delivery system. Under the terms of the agreement, we obtained a worldwide, exclusive license to use the enFuse technology with INCA033989 in ET and MF, with the potential to expand to additional assets and indications. In the first quarter of 2026, a Phase 1 study evaluating the pharmacokinetics, safety and tolerability of INCA033989 as a subcutaneous (“SC”) administration in healthy adult participants was initiated and completed. A Phase 1 study evaluating INCA033989 as a SC administration in mutCALR positive patients is anticipated to initiate mid-year 2026.
INCA035784 (mutCALRxCD3 bispecific)
INCA035784 is a novel, equipotent T-cell redirecting mutCALR x CD3 bispecific antibody being evaluated for patients with mutCALR positive MPNs. Phase 1 data evaluating INCA035784 in MF and ET patients with a CALR mutation are anticipated in 2027.
INCB160058 (JAK2V617Fi)
INCB160058 is an Incyte-discovered, novel JAK2V617F mutant-specific inhibitor being evaluated in patients with MPNs harboring a JAK2V617F mutation. In the first quarter of 2026, we initiated dosing of the amorphous solid dispersion (“ASD”) formulation of INCB160058 in the Phase 1 trial. Results from the Phase 1 trial evaluating INCB160058 in MPN patients with a JAK2V617F mutation are anticipated in the second half of 2026.

Axatilimab-csfr
Axatilimab is a colony stimulating factor-1 receptor (CSF-1R)-blocking antibody targeting monocytes and macrophages, reducing inflammation and fibrosis associated with chronic GVHD. A Phase 2 trial evaluating axatilimab in combination with ruxolitinib in patients with newly diagnosed chronic GVHD is ongoing, with results anticipated in the second half of 2026. A Phase 3 trial evaluating axatilimab in combination with corticosteroids as an initial treatment in patients with chronic GVHD is ongoing, with results anticipated in early 2028.
Tafasitamab
Tafasitamab is a humanized Fc-modified cytolytic CD19 targeting monoclonal antibody that is being evaluated in combination with lenalidomide added to rituximab plus chemotherapy as a first-line therapy for patients with DLBCL.
In January 2026, we announced positive topline results from the pivotal Phase 3 frontMIND trial evaluating tafasitamab and lenalidomide in combination with R-CHOP as a first-line therapy for patients with DLBCL. The trial met the primary endpoint of progression free survival by investigator assessment and also met the key secondary endpoint of event-free survival by investigator assessment. No new safety signals were observed. Additional frontMIND data will be presented at an upcoming scientific meeting. Based on these positive results, we expect to file a supplemental Biologics License Application for tafasitamab and lenalidomide in addition to R-CHOP for the first-line treatment of adult patients with newly diagnosed DLBCL in the first half of 2026.
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
Squamous Cell Carcinoma of the Anal Canal. In May 2025, the FDA approved ZYNYZ for the treatment of adult patients with advanced squamous cell carcinoma of the anal canal (“SCAC”) in combination with chemotherapy and as a single agent. In December 2025, the MHLW approved ZYNYZ in combination with carboplatin and paclitaxel (platinum-based chemotherapy) for the first-line treatment of advanced SCAC. In March 2026, the European Commission approved ZYNYZ in combination with carboplatin and paclitaxel (platinum-based chemotherapy) for the first-line treatment of adult patients with metastatic or with inoperable locally recurrent SCAC.
Clinical Programs in Oncology
INCB123667 (CDK2)
INCB123667 is a novel, potent and selective oral small molecule inhibitor of serine threonine kinase (CDK2) in clinical development for the treatment of ovarian cancer in patients with Cyclin E1 overexpression.
In the fourth quarter of 2025, we initiated MAESTRA-1, a Phase 2 single-arm study of INCB123667 in patients with platinum-resistant ovarian cancer (“PROC”) with Cyclin E1 overexpression, and MAESTRA-2, a Phase 3, randomized, open-label study of INCB123667 versus investigator’s choice chemotherapy in patients with PROC with Cyclin E1 overexpression. The initiation of a Phase 3 study evaluating INCB123667 in first-line maintenance ovarian cancer is anticipated in the second half of 2026.
INCB161734 (KRAS G12D)
INCB161734 is a potent, selective and orally bioavailable KRAS G12D inhibitor that is currently being evaluated in patients with locally advanced or metastatic solid tumors with KRASG12D mutation.
Pancreatic Ductal Adenocarcinoma. In October 2025, we presented preliminary data from the ongoing Phase 1 study at the 2025 ESMO Congress. In the study, INCB161734 demonstrated a manageable safety profile and clinical efficacy in heavily pretreated pancreatic ductal adenocarcinoma (“PDAC”) patients with a KRASG12D mutation. In the first quarter of 2026, a Phase 3 study (DAWN-303) was initiated, evaluating INCB161734 as a first-line treatment in patients with metastatic PDAC in combination with standard-of-care chemotherapy (mFOLFIRINOX or GEMNabP) versus chemotherapy alone. Additional data from the ongoing Phase 1 trial evaluating INCB161734 in combination with standard-of-care chemotherapy as a first-line treatment in patients with metastatic PDAC are anticipated in the second half of 2026.
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

In the fourth quarter of 2025, a Phase 3 study evaluating INCA33890 in combination with standard-of-care chemotherapy and bevacizumab as a first-line treatment in patients with MSS CRC was initiated. Additional data from the ongoing Phase 1 study evaluating INCA33890 in combination with bevacizumab and/or chemotherapy in patients with solid tumors is expected in the second half of 2026.
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
We submitted an MAA for povorcitinib to the EMA at the end of 2025 and we anticipate a potential approval in late 2026. The NDA submission for povorcitinib in HS was accepted by the FDA in the first quarter of 2026 and we anticipate a potential approval in the U.S. by the first quarter of 2027.
Nonsegmental Vitiligo. In March and October 2023, we presented results from the Phase 2b clinical study evaluating povorcitinib in patients with extensive nonsegmental vitiligo. The results demonstrated that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation, as measured by Total Vitiligo Area Scoring Index. Based on these results, two Phase 3 studies (STOP-V1 and STOP-V2) evaluating povorcitinib (30mg) in participants with extensive nonsegmental vitiligo were initiated in late 2023. In April 2026, we announced positive results from the Phase 3 program. In both STOP-V1 and STOP-V2, povorcitinib achieved the primary endpoint of >75% reduction in Facial Vitiligo Area Scoring Index from baseline at Week 52. Across both studies, statistically significant and clinically meaningful differences were also observed in key secondary endpoints, including a >50% reduction in Total Vitiligo Area Scoring Index at Week 52. The overall safety and tolerability profile of povorcitinib through 52 weeks was consistent with prior studies, with no new safety signals observed. We expect to share additional data from STOP-V1 and STOP-V2 in the second half of 2026. Positive results from these studies will support regulatory applications for povorcitinib in vitiligo which are planned for the first quarter of 2027.
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
INCB00928 (zilurgisertib)
In April 2026, we entered into an agreement granting a third party worldwide commercialization rights for zilurgisertib.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies or estimates during the three months ended March 31, 2026.
Recent Accounting Pronouncements and Regulatory Updates
For a discussion of recently issued accounting standards, refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Results of Operations
We recorded net income of $303.3 million and basic net income per share of $1.52 and diluted net income per share of $1.47 for the three months ended March 31, 2026, as compared to net income of $158.2 million and basic net income per share of $0.82 and diluted net income per share of $0.80 in the corresponding period in 2025.
Revenues

	Three Months Ended March 31,
	2026	2025
	(in millions)
JAKAFI net sales	$757.8	$709.4
OPZELURA net sales	143.0	118.7
ICLUSIG net sales	35.5	29.5
PEMAZYRE net sales	22.5	18.4
MINJUVI/MONJUVI net sales	49.2	29.6
NIKTIMVO net sales	55.1	13.6
ZYNYZ net sales	41.4	3.1
Total net sales	1,104.5	922.3
JAKAVI product royalty revenues	105.6	92.1
OLUMIANT product royalty revenues	36.4	30.8
TABRECTA product royalty revenues	6.0	6.4
Other product royalty revenues	3.2	1.3
Total product royalty revenues	151.2	130.6
Milestone and contract revenues	17.0	—
Total revenues	$1,272.7	$1,052.9
The increase in JAKAFI for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was primarily driven by a 6% increase in paid demand and growth across all indications. JAKAFI inventory levels were within normal range at the end of the first quarter of 2026.

The increase in OPZELURA net sales for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was primarily due to increased patient demand in the U.S. in both atopic dermatitis and vitiligo. Additionally, $36.7 million of net sales during the first quarter of 2026 were from outside of the U.S. as compared with $23.5 million during the first quarter of 2025, with the increase driven by continued uptake in Canada and Italy. OPZELURA inventory levels were within normal range at the end of the first quarter of 2026.
The increase in other hematology and oncology net sales for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was primarily driven by increased demand of NIKTIMVO, MONJUVI/MINJUVI and ZYNYZ.
The increase in total royalty revenues for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was primarily driven by growth in JAKAVI royalty revenue.
Our net sales may fluctuate from quarter to quarter due to our customers’ purchasing patterns over the course of the year, including as a result of increased inventory building by customers in advance of expected or announced price increases. Net sales are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Our revenue recognition policies require estimates of the aforementioned sales allowances each period.
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Three Months Ended March 31, 2026	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2026	$38,780	$562,167	$14,189	$30,955	$646,091
Allowances for current period sales	61,737	557,600	65,726	6,369	691,432
Allowances for prior period sales	(38)	(57,938)	(38)	—	(58,014)
Credits/payments for current period sales	(55,077)	(301,473)	(54,900)	—	(411,450)
Credits/payments for prior period sales	(6,846)	(119,788)	(6,846)	(4,485)	(137,965)
Balance at March 31, 2026	$38,556	$640,568	$18,131	$32,839	$730,094
U.S. government rebates and chargebacks are the most significant component of our sales allowances. Increases in certain U.S. government reimbursement rates are limited to a measure of inflation, and when the price of a drug increases faster than this measure of inflation it will result in a penalty adjustment factor that causes a larger sales allowance to those government related entities. We expect government rebates and chargebacks as a percentage of our gross product sales will continue to increase in connection with any future product price increases greater than the rate of inflation, and any such increase in these government rebates and chargebacks will have a negative impact on our reported net sales. We adjust our estimates for government rebates and chargebacks based on new information regarding actual rebates as it becomes available.
We brought a lawsuit against the U.S. Centers for Medicare and Medicaid Services (“CMS”) alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program is too broad and has the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. We believe that such a reading would violate CMS’s statutory authority and be arbitrary and capricious given that OPZELURA, among other differentiators, is indicated to treat entirely different medical conditions and entirely different patient populations than JAKAFI. As of March 31, 2026, we have accrued approximately $245.9 million within accrued and other current liabilities on the condensed consolidated balance sheet, relating to the incremental rebates that would be owed were OPZELURA considered a line extension of JAKAFI. The impact on OPZELURA gross to net deductions for the quarter ending March 31, 2026 is approximately 8.4%. If OPZELURA is not treated as a line extension of JAKAFI, this would result in a reversal of our accrual and a lower future gross to net deduction for OPZELURA.

Claims by third-party payors for rebates and chargebacks are frequently submitted after the period in which the related sales occurred, which may result in adjustments to prior period accrual balances in the period in which the new information becomes available. Our company-sponsored patient savings program in which we provide financial assistance to enable commercially-insured patients to afford their insurance premium and co-pays may fluctuate as the commercial insurance landscape evolves and may impact net sales, particularly for drugs like OPZELURA. We also adjust our allowance for product returns based on new information regarding actual returns as it becomes available.
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
Our milestone and contract revenues for the three months ended March 31, 2026 were primarily derived from developmental milestones received from our third party collaborators.
Cost of Sales

	Three Months Ended March 31,
	2026	2025
	(in millions)
Product costs	$41.0	$27.4
Salary and benefits related	9.2	5.2
Stock compensation	0.9	0.9
Royalty expense	32.1	33.7
Profit share	14.4	—
Amortization of definite-lived intangible assets	6.9	6.0
Total cost of sales	$104.5	$73.2
Cost of sales includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and capitalized milestone payments. The increase in cost of sales for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was driven by primarily driven by growth in net sales, NIKTIMVO profit share and increased manufacturing related costs.
Operating Expenses
Research and development expenses

	Three Months Ended March 31,
	2026	2025
	(in millions)
Salary and benefits related	$154.3	$132.5
Stock compensation	39.2	36.7
Clinical research and outside services	293.8	229.4
Occupancy and all other costs	28.6	38.7
Total research and development expenses	$515.9	$437.3

We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
The increase in clinical research and outside services expense for the three months ended March 31, 2026 as compared to the corresponding period in 2025, was primarily due to continued investment in our late-stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $12.6 million and $15.5 million, respectively, for the three months ended March 31, 2026 and 2025. Research and development expenses for the three months ended March 31, 2026 and 2025 were net of $4.4 million and $2.6 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended March 31,
	2026	2025
	(in millions)
Salary and benefits related	$108.7	$97.8
Stock compensation	24.0	23.4
Other contract services and outside costs	195.4	204.5
Total selling, general and administrative expenses	$328.1	$325.7
The increase in salary and benefits related expense for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Asset impairment and related disposal costs
As described further in Note 8 of Notes to the Condensed Consolidated Financial Statements, during December 2025, the downtown Wilmington, Delaware properties that we acquired in May 2024 met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations for the year ended December 31, 2025 relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties was recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025. During the three months ended March 31, 2026, we sold these downtown properties, and recognized an additional $23.2 million of expenses relating to disposal costs, which are included in Asset impairment and related disposal costs in the condensed consolidated statements of operations.
(Gain) loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three months ended March 31, 2026 and March 31, 2025 was a gain of $0.2 million and loss of $11.6 million, respectively, which is recorded in (gain) loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three months ended March 31, 2026 and 2025 was due primarily to updated projections of future net sales and related royalties of Iclusig, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
Non-operating Income and Expenses
Interest income
Interest income for the three months ended March 31, 2026 and 2025 was $33.7 million and $22.9 million, respectively. The increase in Interest income for the three months ended March 31, 2026 is primarily due to higher cash and cash equivalent balances in the first quarter of 2026 as compared to the corresponding period in 2025.
Gain (loss) on equity investments
Gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those gains (losses):

	Three Months Ended March 31,
	2026	2025
	(in millions)
Syndax	$3.3	$(1.3)
Prelude	3.3	—
Total gain (loss) on equity investments	$6.6	$(1.3)
Provision for income taxes
The provision for income taxes for the three months ended March 31, 2026 and 2025 was $40.3 million and $76.0 million, respectively.

Our effective tax rate for the three months ended March 31, 2026 is lower than the U.S. statutory rate primarily due to favorable changes in unrecognized tax benefits, tax benefits associated with the generation of tax credits and favorable foreign tax effects. This is partially offset by a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. Our effective tax rate for the three months ended March 31, 2025 was higher than the U.S. statutory rate primarily due to an unfavorable change in our valuation allowances against certain U.S. federal and state deferred tax assets and unfavorable foreign tax effects. This was partially offset by tax benefits associated with the generation of tax credits and favorable effects of cross-border tax laws.
Liquidity and Capital Resources
At March 31, 2026, we had available cash, cash equivalents and marketable securities of $4.0 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $369.4 million and $266.1 million, respectively. The increase in cash provided by operating activities was due primarily to the increased net income for the 2026 period.
Our investing activities, other than purchases and maturities of marketable securities, have consisted predominantly of capital expenditures. Net cash used in investing activities was $88.2 million for the three months ended March 31, 2026, which primarily represented purchases of marketable securities of $142.7 million, offset in part by maturities of marketable securities of $69.7 million. Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2025, which primarily represented by maturities of marketable securities of $45.5 million, offset in part by purchases of marketable securities of $41.2 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash provided by financing activities was $84.8 million for the three months ended March 31, 2026, primarily representing proceeds from issuance of common stock under our stock plans. Net cash used in financing activities was $12.7 million for the three months ended March 31, 2025, primarily representing cash paid to ARIAD/Takeda for contingent consideration and cash paid for tax withholdings related to restricted and performance share vesting.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of March 31, 2026, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 15 of Notes to the Condensed Consolidated Financial Statements.
The enactment of the One Big Beautiful Bill Act in July 2025 modified key provisions of the Tax Cuts and Jobs Act of 2017. The change related to the expensing of domestic research costs materially reduced our U.S. tax liabilities in 2025 and we expect a similar impact in 2026. We intend to continue to evaluate the impacts of these provisions for our tax return filing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of March 31, 2026, marketable securities were $554.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2026, the decline in fair value would not be material.
To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our (gain) loss on equity investments will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 15 to our Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors
RISKS RELATING TO COMMERCIALIZATION OF OUR PRODUCTS
We depend heavily on our lead product, JAKAFI (ruxolitinib), which is marketed as JAKAVI outside the United States. If we are unable to maintain revenues from JAKAFI/JAKAVI or those revenues decrease, our business may be materially harmed.
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
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others, or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical and biopharmaceutical companies and smaller research-based biotechnology companies, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and biopharmaceutical companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. See “Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the effects of competition. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”). The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received a notice letter from each of Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., Eugia Pharma Specialties, Ltd., and Alkem Laboratories Ltd., which we refer to as the Generic JAKAFI Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of JAKAFI and that contains a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex, Inc. regarding its filing of an NDA pursuant to section 505(b)(2) of the FDCA that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and that contains a paragraph IV certification purporting to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we filed patent infringement actions against each of the Generic JAKAFI Manufacturers (including with respect to both the ANDA and 505(b)(2) NDA for Apotex, Inc.) in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. In October 2025 and February 2026, we entered into a confidential settlement agreement with Hikma Pharmaceuticals USA Inc. and Granules India Ltd., respectively, settling all outstanding claims in the Hikma and Granules litigations. The actions against the other Generic JAKAFI Manufacturers remain pending.
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

Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic versions of prescription treatments. We have received a notice letter from each of Padagis Israel Pharmaceuticals Ltd., Taro Pharmaceuticals Inc., Zydus Lifesciences Limited and Encube Ethicals Private Limited, which we refer to as the Generic OPZELURA Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of OPZELURA and that contains a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. None of the notice letters challenge the ruxolitinib or ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028, and the notice letter from Zydus Lifesciences Limited also does not challenge certain patents covering ruxolitinib phosphate cream and its uses, providing patent coverage (with pediatric extension) until November 2031. In response to the notice letters, we filed patent infringement actions against each of the Generic OPZELURA Manufacturers in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents for OPZELURA. Each of these actions remains pending.
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
OTHER RISKS RELATING TO OUR BUSINESS
We or our collaborators may be unsuccessful in our efforts to discover and develop drug candidates and commercialize drug products.
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
The failure of our or our collaborators’ products to gain acceptance in the marketplace could negatively impact demand for our products and could materially and adversely affect our results of operations and financial condition.
Even if our or our collaborators’ drug candidates receive regulatory approval in the United States or foreign jurisdictions, the market success of these products will be adversely affected if they are unable to achieve and maintain market acceptance by patients, providers and payors. Demand for our products could be adversely affected if providers elect a course of treatment which does not include our or our collaborators’ approved products. The market success of our products depends on our ability to successfully communicate the safety and efficacy of our and our collaborator’s products, and the failure to do so could adversely impact our results of operations and financial condition.
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
Our reliance on third parties for manufacture of certain of our drug products and drug candidates could result in a short supply of the drugs, delays in clinical trials or drug development, increased costs, and withdrawal or denial of a regulatory authority’s approval.
We do not currently operate manufacturing facilities for most of our commercial products, including JAKAFI, PEMAZYRE, ICLUSIG, OPZELURA, ZYNYZ and NIKTIMVO, and our drug candidates. Our current manufacturing strategy for these products and drug candidates is to contract with third parties to manufacture the related raw materials, active pharmaceutical ingredient (“API”), and finished drug product. We have a biologics production facility located in Yverdon, Switzerland which is currently registered for MONJUVI/MINJUVI drug substance manufacturing. We are responsible for the sourcing and manufacturing of ZYNYZ together with our collaborator MacroGenics. While working to increase our own manufacturing capacity through our Swiss bioplant site, we expect to continue to rely on third parties for the manufacture of clinical and commercial supplies of raw materials, API and finished drug product for any drugs that we successfully develop. We also contract with third parties to package and label our products. The FDA requires that the raw materials, API and finished product for drug products such as JAKAFI, PEMAZYRE and OPZELURA and our drug candidates be manufactured according to its current Good Manufacturing Practices regulations, and regulatory authorities in other countries have similar requirements. Failure to comply with Good Manufacturing Practices and the applicable regulatory requirements of other countries in the manufacture of our drug candidates and products could result in the FDA or a foreign regulatory authority halting our clinical trials, withdrawing or denying regulatory approval of our drug product, initiating product recalls or taking other enforcement actions, which could have a material adverse effect on our business.
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
Our manufacturing facility in Switzerland is subject to similar risks as those described above in relation to our third-party manufacturers. This facility may encounter unanticipated delays and expenses in operations due to a number of factors, including regulatory requirements. For example, our manufacturing facilities are subject to inspection in connection with clinical development and new drug approvals as well as ongoing, periodic inspections by regulatory agencies. Any failures or deficiencies identified by such inspections could delay or prevent our manufacturing activities. If our manufacturing operations are delayed, we may not be able to manufacture sufficient quantities of our drug candidates and approved drug products which could limit our development and commercialization activities and adversely affect our business.
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
Furthermore, the enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Co-Operation and Development (“OECD”) project on “Base Erosion and Profit Shifting,” commonly known as BEPS 2.0, by tax authorities and economic blocs in the countries in which we operate, could unfavorably impact our effective tax rate. Broadly speaking, BEPS 2.0 would make fundamental changes to the international tax system, including with respect to the entitlement to tax global corporate profits and minimum global tax rates. For example, in December 2022, the EU member states agreed to implement in their domestic tax laws a 15% global minimum tax on the profits of large multinational enterprises with a target effective date for fiscal years beginning on or after December 31, 2023. Although we continue to evaluate and monitor the potential impact of BEPS 2.0 on us, and the OECD minimum tax rules do not currently have a material impact on us, these minimum tax rules could in the future result in tax increases in both the United States and many foreign jurisdictions where we operate or have a presence. In January 2025, the OECD released new guidance addressing implementation of the Pillar Two global minimum tax rules, which were effective for us in tax year 2024. As part of the guidance, the OECD placed limitations on transactions that produce deferred tax assets entered into during the transition period that runs from November 2021 through an entity’s adoption of Pillar Two. However, in January 2026, the OECD/G20 Inclusive Framework released its Side-by-Side (“SbS”) Safe Harbor package, which is intended to work “side-by-side” with the Pillar Two framework, offering a streamlined compliance pathway for large multinational enterprises. If an eligible multinational enterprise group elects the SbS Safe Harbor, any top-up tax under Pillar Two’s income inclusion rule and undertaxed profits rule is treated as zero for the group’s controlled domestic and foreign operations. The SbS Safe Harbor does not apply to 2024 and 2025. While we anticipate making the SbS Safe Harbor election for our tax year beginning on January 1, 2026, if we do not obtain side-by-side tax treatment, we could experience adverse consequences for tax provisions, tax liabilities and effective tax rate. Any new tax legislation or initiatives could not only significantly increase our tax provision, cash tax liabilities, compliance costs and effective tax rate, but could also significantly increase tax uncertainty due to differing interpretations and increased audit scrutiny.

We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and the foreign jurisdictions in which we operate. We must make certain judgments in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative income in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant estimation uncertainty or management judgments. Taxing authorities in the jurisdictions in which we operate may disagree with our interpretation of tax law or with the positions we may take with respect to particular tax issues. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation and changes in tax laws or regulations.
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
We and our employees are increasingly using social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication, our internal guidelines regarding the appropriate use of social media technology and applicable and emerging rules, there is risk that the use of these tools by us or our employees may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of these tools in ways that may not comply with our policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
Increasing use of artificial intelligence-based software and tools creates new risks and challenges that could adversely affect our business or cause reputational harm.
The use of artificial intelligence is increasing in the biopharmaceutical industry for research, marketing, manufacturing and commercialization purposes, and we anticipate increasing our use of technology that incorporates artificial intelligence in the future. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption and use, which could affect our business. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Use of artificial intelligence may also lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.
Additionally, failures or disruptions in any artificial intelligence functionality we incorporate into our business activities or products could adversely impact our business or result in delays or errors. Conversely, any failure to successfully develop and deploy artificial intelligence in our business activities or products could adversely affect our competitiveness (particularly if our competitors successfully deploy artificial intelligence in their businesses, products and services), and the development and deployment of artificial intelligence will require additional investment and increase our costs. The use of artificial intelligence is subject to rapidly evolving laws and regulations. Compliance with these laws and regulations may impose operational costs and limit our ability to use artificial intelligence-based software and tools, and failure to comply may result in potential government actions, litigation, fines, penalties, and brand or reputational harm.
Item 5. Other Information
(a) On April 28, 2026, the Company announced that it has appointed Suketu Upadhyay as Executive Vice President and Chief Financial Officer of the Company, effective as of May 4, 2026.

Mr. Upadhyay, age 57, previously served as Chief Financial Officer and Executive Vice President, Finance, Operations & Supply Chain of Zimmer Biomet, a medical device company. He was appointed to this role in August 2023, having first joined Zimmer Biomet in 2019 as Executive Vice President and Chief Financial Officer. Prior to joining Zimmer Biomet, Mr. Upadhyay served as Senior Vice President, Global Financial Operations at Bristol Myers Squibb (“BMS”) from November 2016 until June 2019, where he was responsible for strategic and operational initiatives across BMS’s supply chain, commercial operations, R&D and business development. Prior to that, he served as Executive Vice President and Chief Financial Officer of Endo International and as an executive in various global finance and strategy leadership roles at BD (Becton, Dickinson and Company), including Interim Chief Financial Officer, Chief Accounting Officer and CFO of International. In addition, Mr. Upadhyay has also held several global finance and strategy roles at AstraZeneca and Johnson & Johnson, including R&D, supply chain, commercial operations and business development. Mr. Upadhyay spent the early part of his career in public accounting with KPMG, earning his CPA and CMA designations. He currently serves as a member of the board of directors for Vertex Pharmaceuticals, a publicly traded company, as well as CSC (Corporate Services Company), a privately held business solutions company. Mr. Upadhyay holds a Bachelor of Science in Finance from Albright College and an M.B.A. from The Fuqua School of Business at Duke University.
Mr. Upadhyay’s employment will be on an at-will basis. As Executive Vice President and Chief Financial Officer of the Company, Mr. Upadhyay will receive a base salary of $850,000 and will have a target cash bonus opportunity under the Company’s annual incentive compensation plan equal to 60% of his base salary. Upon commencement of employment, Mr. Upadhyay will receive (i) a $500,000 signing bonus, (ii) a performance share award for a target number of shares of the Company’s common stock calculated by dividing $1,250,000 by the average closing price of the common stock for the thirty trading days ending on and including the trading day immediately preceding the date of grant (the “Grant Date Average Price”) (and rounding down to the nearest whole share), which cliff vests on the third anniversary of the grant date, will be subject to the same terms as those performance awards issued to the Company’s other executive officers in mid-July 2025 in connection with the Company’s annual equity award grants, and can be earned at 0-200% of target based on the Company’s relative total share return (“TSR”) performance over a three-year performance period beginning on January 1, 2025 as compared to the TSR of companies in the same fixed peer group that was used for the Company’s July 2025 annual performance share awards to its other executive officers, (iii) a stock option award to acquire the number of shares of the Company’s common stock calculated by dividing $1,250,000 by the Black Scholes value of such option determined based on the Grant Date Average Price (and rounding down to the nearest whole share) and, consistent with the Company’s stock option awards to its executive officers, with a term of ten years and becoming exercisable as to one-fourth of the shares on the first anniversary of the date of grant, with the remaining shares vesting ratably each month thereafter over the following three years, with vesting subject to acceleration under certain circumstances relating to a change in control of the Company, and (iv) a grant of restricted stock units (“RSUs”) to acquire the number of shares of the Company’s common stock calculated by dividing $2,500,000 by the Grant Date Average Price (and rounding down to the nearest whole share), which RSUs will vest in equal installments on each of the first four anniversaries of the grant date, with vesting subject to acceleration under certain circumstances relating to a change in control of the Company.
Upon employment, in accordance with the Company’s customary practice, Mr. Upadhyay will enter into an employment agreement on the same form as the Company’s employment agreements with its other Executive Vice Presidents. Mr. Upadhyay’s employment agreement will provide for certain payments and benefits in the event of termination of employment with the Company in connection with a change in control of the Company. A description of the Company’s employment agreements with its Executive Vice Presidents is set forth in the Company’s proxy statement on Schedule 14A for its annual meeting of stockholders held on June 10, 2025 under the caption “Executive Compensation—Termination of Employment and Change-in-Control Arrangements—Agreements with Other Named Executive Officers” and is incorporated herein by reference. In accordance with the Company’s customary practice, the Company and Mr. Upadhyay will also enter into an indemnity agreement, which requires the Company to indemnify Mr. Upadhyay against certain liabilities that may arise in connection with his status or service as an officer. The foregoing descriptions are respectively qualified in their entirety by the full text of the form of employment agreement, which has been filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012), and the form of indemnity agreement, which has been filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 33-68138)).
There are no arrangements or understandings between Mr. Upadhyay and any other persons pursuant to which he was selected as Executive Vice President and Chief Financial Officer. Mr. Upadhyay has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

(c) During the three months ended March 31, 2026, the following director and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:
Paul Clancy, a director, adopted a trading plan on February 12, 2026 providing for the sale of up to an aggregate of 15,000 shares of our common stock until February 12, 2027.
Thomas Tray, our Vice President, Chief Accounting Officer, adopted a trading plan on February 24, 2026 providing for the sale of up to an aggregate of 4,690 shares of our common stock until February 24, 2027.
Steven Stein, our Chief Medical Officer and Head of Late-Stage Development, adopted a trading plan on March 16, 2026 providing for the sale of up to an aggregate of 207,534 shares of our common stock until March 17, 2027.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

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

INCYTE CORPORATION

Dated: April 28, 2026	By:	/s/ WILLIAM J. MEURY
William J. Meury
Chief Executive Officer
(Principal Executive Officer)

Dated: April 28, 2026	By:	/s/ THOMAS TRAY
Thomas Tray
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)