Form 10-Q
period 2026-06-30
INCYTE CORP
filed 2026-07-28
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 202,697,746 as of July 21, 2026.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	June 30, 2026	December 31, 2025*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,982,375	$3,097,817
Marketable securities—available-for-sale (amortized cost $555,856 and $480,793 as of June 30, 2026 and December 31, 2025, respectively; allowance for credit losses $0 as of June 30, 2026 and December 31, 2025)	553,365	482,787
Accounts receivable	1,125,203	1,024,407
Inventory	112,542	101,060
Prepaid expenses and other current assets	253,087	317,831
Total current assets	6,026,572	5,023,902

Restricted cash	1,816	1,852
Long term equity investments	104,387	47,991
Inventory	345,026	342,232
Property and equipment, net	709,469	730,885
Finance lease right-of-use assets, net	25,559	27,520
Other intangible assets, net	103,196	117,131
Goodwill	133,000	133,000
Deferred income tax asset	336,863	515,294
Other assets, net	86,759	18,166
Total assets	$7,872,647	$6,957,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,401	$209,938
Accrued compensation	148,319	228,071
Accrued and other current liabilities	870,306	1,031,501
Finance lease liabilities	4,259	4,516
Acquisition-related contingent consideration	38,811	41,144
Total current liabilities	1,312,096	1,515,170

Acquisition-related contingent consideration	63,189	79,856
Finance lease liabilities	28,420	30,199
Other liabilities	124,515	165,270
Total liabilities	1,528,220	1,790,495

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 400,000,000 shares authorized; 200,977,687 and 198,460,009 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	201	198
Additional paid-in capital	5,221,804	4,928,049
Accumulated other comprehensive income	19,718	25,462
Retained earnings	1,102,704	213,769
Total stockholders’ equity	6,344,427	5,167,478
Total liabilities and stockholders’ equity	$7,872,647	$6,957,973
*The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net sales	$1,488,149	$1,059,414	$2,592,633	$1,981,688
Product royalty revenues	174,690	151,115	325,882	281,739
Milestone and contract revenues	11,200	5,000	28,200	5,000
Total revenues	1,674,039	1,215,529	2,946,715	2,268,427

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	104,957	78,766	209,480	151,954
Contract dispute settlement	—	(242,251)	—	(242,251)
Research and development	516,950	494,917	1,032,853	932,196
Selling, general and administrative	351,735	331,022	679,822	656,713
Asset impairment and related disposal costs	—	—	23,214	—
Loss on change in fair value of acquisition-related contingent consideration	2,499	22,761	2,331	34,333
Total costs, expenses and other	976,141	685,215	1,947,700	1,532,945

Income from operations	697,898	530,314	999,015	735,482
Interest income	38,118	25,136	71,805	48,065
Interest expense	(582)	(594)	(1,151)	(1,254)
Gain (loss) on equity investments	9,805	(4,151)	16,396	(5,494)
Other, net	6,275	7,307	9,049	15,403
Income before provision for income taxes	751,514	558,012	1,095,114	792,202
Provision for income taxes	165,909	153,013	206,179	229,000
Net income	$585,605	$404,999	$888,935	$563,202

Net income per share:
Basic	$2.92	$2.09	$4.45	$2.91
Diluted	$2.81	$2.04	$4.28	$2.84

Shares used in computing net income per share:
Basic	200,378	193,995	199,860	193,853
Diluted	208,216	198,744	207,670	198,526
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$585,605	$404,999	$888,935	$563,202

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(826)	19,065	(1,723)	24,505
Unrealized (loss) gain on marketable securities, net of tax	(2,000)	36	(4,485)	967
Defined benefit pension gain, net of tax	230	576	464	1,088
Other comprehensive (loss) income	(2,596)	19,677	(5,744)	26,560

Comprehensive income	$583,009	$424,676	$883,191	$589,762
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2026	$198	$4,928,049	$25,462	$213,769	$5,167,478
Issuance of 1,473,992 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	2	90,967	—	—	90,969
Issuance of 955 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	64,126	—	—	64,126
Other comprehensive loss	—	—	(3,148)	—	(3,148)
Net income	—	—	—	303,330	303,330
Balances at March 31, 2026	$200	$5,083,234	$22,314	$517,099	$5,622,847
Issuance of 795,114 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 202,281 shares of Common Stock under the ESPP	1	71,215	—	—	71,216
Issuance of 907 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	67,263	—	—	67,263
Other comprehensive loss	—	—	(2,596)	—	(2,596)
Net income	—	—	—	585,605	585,605
Balances at June 30, 2026	$201	$5,221,804	$19,718	$1,102,704	$6,344,427

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balances at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563
Issuance of 64,400 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 261,762 shares of Common Stock under the ESPP	1	13,972	—	—	13,973
Issuance of 1,220 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	64,609	—	—	64,609
Other comprehensive income	—	—	19,677	—	19,677
Net income	—	—	—	404,999	404,999
Balances at June 30, 2025	$194	$4,666,949	$13,439	$(509,679)	$4,170,903
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$888,935	$563,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,278	45,281
Stock-based compensation	131,389	125,591
Deferred income taxes	179,037	110,071
Other, net	14,385	(3,220)
(Gain) loss on equity investments	(16,396)	5,494
Loss on change in fair value of acquisition-related contingent consideration	2,331	34,333
Changes in operating assets and liabilities:
Accounts receivable	(100,822)	10,726
Prepaid expenses and other assets	(4,849)	(148,440)
Inventory	(24,105)	(48,099)
Accounts payable	45,880	17,752
Accrued and other liabilities	(289,050)	(401,883)
Net cash provided by operating activities	877,013	310,808
Cash flows from investing activities:
Purchase of long term investments	(40,000)	—
Sale of equity investments	—	7
Capital expenditures	(22,613)	(22,243)
Payments for intangible assets	(5,000)	—
Purchases of marketable securities	(174,083)	(97,346)
Maturities of marketable securities	101,700	101,807
Net cash used in investing activities	(139,996)	(17,775)
Cash flows from financing activities:
Excise tax paid on repurchase of Common Stock	—	(19,100)
Proceeds from issuance of Common Stock under stock plans	173,073	18,123
Tax withholdings related to restricted and performance share vesting	(10,888)	(10,366)
Payment of finance lease liabilities	(2,342)	(2,245)
Payment of contingent consideration	(9,565)	(10,334)
Net cash provided by (used in) financing activities	150,278	(23,922)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,773)	(1,749)
Net increase in cash, cash equivalents, and restricted cash	884,522	267,362
Cash, cash equivalents, and restricted cash at beginning of period	3,099,669	1,689,451
Cash, cash equivalents, and restricted cash at end of period	$3,984,191	$1,956,813
Supplemental Schedule of Cash Flow Information
Income taxes paid	$6,445	$177,919
Cash paid for contract dispute settlement	$—	$294,881
Unpaid purchase of intangible asset	$—	$25,000
Unpaid purchases of property and equipment	$2	$4,046
Leased assets obtained in exchange for new operating lease liabilities	$572	$1,768
Leased assets obtained in exchange for new finance lease liabilities	$279	$304
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late stage development, and commercialized products JAKAFI®/JAKAFI XRTM (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix), ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which is co-commercialized. Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2025 has been derived from our audited consolidated financial statements.
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

Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
JAKAFI net sales[1]	$816,659	$763,788	$1,574,414	$1,473,200
OPZELURA net sales[2]	449,736	164,499	592,751	283,204
ICLUSIG net sales	34,394	32,729	69,857	62,273
PEMAZYRE net sales	23,418	22,192	45,961	40,632
MINJUVI/MONJUVI net sales	53,686	31,131	102,913	60,682
NIKTIMVO net sales	60,309	36,154	115,397	49,767
ZYNYZ net sales	49,947	8,921	91,340	11,930
Total net sales	1,488,149	1,059,414	2,592,633	1,981,688
JAKAVI product royalty revenues	124,190	109,714	229,746	201,859
OLUMIANT product royalty revenues	38,479	33,482	74,886	64,282
TABRECTA product royalty revenues	6,691	6,632	12,673	13,045
Other product royalty revenues	5,330	1,287	8,577	2,553
Total product royalty revenues	174,690	151,115	325,882	281,739
Milestone and contract revenues	11,200	5,000	28,200	5,000
Total revenues	$1,674,039	$1,215,529	$2,946,715	$2,268,427
1 Second quarter 2026 JAKAFI net sales include JAKAFI and JAKAFI XR following the launch of JAKAFI XR in the second quarter of 2026.
2 Second quarter 2026 OPZELURA net sales includes $246.0 million related to our agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA. Refer to Note 15 for further information.
For further information on our revenue-generating contracts, refer to Note 7.
Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable security portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
Debt securities (government)	$555,856	$266	$(2,757)	$553,365

December 31, 2025
Debt securities (government)	$480,793	$2,028	$(34)	$482,787
The table below summarizes the contractual maturities of our available-for-sale debt securities as of June 30, 2026 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$553,365	$205,695	$347,670
Debt security assets were assessed for risk of expected credit losses. As of June 30, 2026 and December 31, 2025, the available-for-sale debt securities were held in U.S.-government backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.

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
At June 30, 2026 and December 31, 2025, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three and six months ended June 30, 2026.
The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2026
Cash and cash equivalents	$3,982,375	$—	$—	$3,982,375
Debt securities (government)	—	553,365	—	553,365
Long term equity investments (Note 7)	64,387	—	40,000	104,387
Total assets	$4,046,762	$553,365	$40,000	$4,640,127

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Cash and cash equivalents	$3,097,817	$—	$—	$3,097,817
Debt securities (government)	—	482,787	—	482,787
Long term equity investments (Note 7)	47,991	—	—	47,991
Total assets	$3,145,808	$482,787	$—	$3,628,595

The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2026
Acquisition-related contingent consideration	$—	$—	$102,000	$102,000
Total liabilities	$—	$—	$102,000	$102,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Acquisition-related contingent consideration	$—	$—	$121,000	$121,000
Total liabilities	$—	$—	$121,000	$121,000
The following is a roll forward of our Level 3 liabilities (in thousands):

2026
Balance at January 1,	$121,000
Contingent consideration earned during the period but not yet paid	(10,499)
Payments made during the period	(10,832)
Change in fair value of contingent consideration	2,331
Balance at June 30,	$102,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of June 30, 2026 and December 31, 2025 included a discount rate of 10%, updated projections of future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment, and related applicable royalty rates. The change in fair value of the contingent consideration during the three and six months ended June 30, 2026 was due primarily to updated projections of future net sales of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of June 30, 2026 and December 31, 2025, contingent consideration earned but not yet paid was $10.5 million and $12.1 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a collaboration and license agreement with Novartis Pharma AG (formerly known as Novartis Pharmaceutical International Ltd.) (“Novartis”). In December 2009, we entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”). The above collaboration partners comprised, in aggregate, 15% and 17% of the accounts receivable balance as of June 30, 2026 and December 31, 2025, respectively. For further information relating to these collaboration and license agreements, refer to Note 7.

The concentration of credit risk related to our JAKAFI and OPZELURA sales is as follows:

	Percentage of Total Net Sales for the Three Months Ended		Percentage of Total Net Sales for the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer A	11%	13%	12%	14%
Customer B	7%	9%	8%	10%
Customer C	20%	20%	21%	20%
Customer D	19%	19%	19%	19%
Customer E	12%	11%	11%	10%
Customer F	10%	9%	10%	9%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, E and F comprised, in the aggregate, 63% and 54% of the accounts receivable balance as of June 30, 2026 and December 31, 2025, respectively. The concentration of credit risk relating to our other sales or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of June 30, 2026 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third party sales relationships, upon which the expected credit losses were considered de minimis. As of June 30, 2026 and December 31, 2025, we had a de minimus amount of allowance for doubtful accounts.
Note 6. Inventory
Our inventory balance consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$49,778	$27,860
API and work-in-process	337,757	343,678
Finished goods	70,033	71,754
Total inventory	$457,568	$443,292
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work-in-process, and finished goods, inclusive of freight and inventoriable overhead. At June 30, 2026, $112.5 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At June 30, 2026, $345.0 million of inventory was classified as non-current on the condensed consolidated balance sheet as we do not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At June 30, 2026, inventory with approximately $39.1 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 6 to 35 months and, as a result, cost of sales will reflect a lower average per unit cost of materials.

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
We were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through June 30, 2026, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
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
During the three and six months ended June 30, 2026, such royalties on net sales within the United States totaled $20.0 million and $36.1 million, respectively, and were reflected in cost of sales on the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, such royalties on net sales within the United States totaled $18.7 million and $48.5 million, respectively, and were reflected in cost of sales on the condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, approximately $20.0 million and $20.3 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI (the trade name used by Novartis for ruxolitinib sales outside of the United States) net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2026, was $124.2 million and $229.7 million, respectively. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and six months ended June 30, 2025, was $109.7 million and $201.9 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and six months ended June 30, 2026, was $6.7 million and $12.7 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and six months ended June 30, 2025, was $6.6 million and $13.0 million, respectively.

Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. In October 2025, the parties amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus and to restructure the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly. Beginning in October 2025, we are now eligible to receive either a fixed royalty amount or tiered royalties based on defined levels of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Since the inception of the agreement through June 30, 2026, we recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones, $50.0 million for the achievement of sales milestones, and $100.0 million for the functional intellectual property transfer related to Type 1 diabetes mellitus.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2026 was $38.5 million and $74.9 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and six months ended June 30, 2025 was $33.5 million and $64.3 million, respectively.
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
Since the inception of the agreement, inclusive of amendments to the agreement, through June 30, 2026, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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

Inclusive of an upfront, non-refundable payment, since the inception of the agreement through June 30, 2026, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $225.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of June 30, 2026, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of June 30, 2026 and December 31, 2025 was $31.1 million and $29.9 million, respectively. For the three and six months ended June 30, 2026, we recorded an unrealized loss of $2.1 million and an unrealized gain of $1.2 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and six months ended June 30, 2025, we recorded an unrealized loss of $4.2 million and $5.5 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and six months ended June 30, 2026, includes $4.9 million and $10.3 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and six months ended June 30, 2025, includes $5.3 million and $10.0 million, respectively, related to our 55% share of the co-development costs for axatilimab. At June 30, 2026 and December 31, 2025, $1.4 million and $2.4 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
In connection with the United States co-commercialization efforts, Syndax’s 50% share of profit for the three and six months ended June 30, 2026 was $20.2 million and $34.6 million, respectively, which is reflected in cost of sales on the condensed consolidated statement of operations. At June 30, 2026 and December 31, 2025, $26.5 million and $27.6 million, respectively, was included in accrued and other liability on the consolidated balance sheet for amounts due to Syndax related to United States co-commercialization activities.
Prelude
In November 2025, we entered into an exclusive purchase option agreement with Prelude Therapeutics Incorporated (“Prelude”). Under the terms of the agreement, we secured an exclusive option to acquire Prelude’s mutant selective JAK2V617F JH2 inhibitor program, including Prelude’s library of preclinical candidates. We paid Prelude a total of $60.0 million, comprised of an upfront payment of $35.0 million, plus a $25.0 million equity investment in Prelude. The $35.0 million upfront payment was recorded in research and development expense during the fourth quarter of 2025. We purchased 6.25 million shares of Prelude non-voting common stock at a price of $4.00 per share. Of this $25.0 million equity investment, approximately $17.1 million was expensed in research and development during the fourth quarter of 2025 as a premium above fair value of the stock purchase. The remaining $7.9 million is the initial fair value of our investment in Prelude. We are accounting for our shares held in Prelude at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, we recorded an unrealized gain of $11.9 million and $15.2 million, respectively based on the change in fair value of Prelude’s common stock during the period. The fair market value of our total long term investment in Prelude as of June 30, 2026 and December 31, 2025 was $33.3 million and $18.1 million, respectively.
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

Genesis
In May 2026, we entered into a License, Research and Collaboration Agreement with Genesis Molecular AI, Inc. (“Genesis”), covering the building and deployment of artificial intelligence to accelerate the discovery of novel molecules for collaboration targets. Under the terms of the agreement, we will identify targets and Genesis will subsequently use the Genesis Exploration of Molecular Space artificial intelligence platform to identify molecular structures directed at each target. All preclinical costs related to the collaboration are subject to joint research plans. We will be responsible for leading the clinical development and global commercialization efforts.
Based on the terms of the agreement, we paid Genesis a total of $120.0 million, comprised of an upfront non-refundable payment of $80.0 million plus a $40.0 million equity investment in Genesis. In addition, Genesis is eligible to receive up to $135.0 million for the achievement of development milestones, up to $475.0 million for the achievement of regulatory milestones and up to $550.0 million for the achievement of sales milestones on the initial target programs.
The $80.0 million upfront payment was determined to be a prepayment for future research and development services and thus will be amortized over the five-year term of the agreement. Research and development expenses during the three and six months ended June 30, 2026, includes $2.7 million relating to the amortization of this upfront payment. Additionally, as of June 30, 2026, $16.0 million and $61.3 million were recorded in prepaid expenses and other current assets and other assets, net, respectively, on the condensed consolidated balance sheet relating to this upfront payment.
We purchased approximately 4.3 million shares of Genesis Series B-3 Preferred Stock for $40.0 million, at a price of $9.332 per share. As there is no readily determinable fair value for the shares we hold in Genesis, we have elected to account for our investment using the measurement alternative under ASC 321 whereby our investment is measured at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar securities of Genesis. We monitor the investment for any observable price changes or impairment indicators. Any subsequent changes in fair value of our investment will be recognized within gain (loss) on equity investments on our condensed consolidated statements of operations. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term equity investments on the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2026, we did not identify any impairment or observable price changes related to our investment in Genesis.
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

Note 8. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Office equipment	$25,487	$24,411
Laboratory equipment	261,337	258,003
Computer equipment	167,619	152,156
Land	11,156	11,273
Building and leasehold improvements	606,693	610,027
Operating lease right-of-use assets	14,365	19,596
Construction in progress	26,726	30,485
	1,113,383	1,105,951
Less accumulated depreciation and amortization	(403,914)	(375,066)
Property and equipment, net	$709,469	$730,885
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
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Royalties	$42,796	$40,678
Clinical related costs	164,368	175,932
Sales allowances	526,435	642,468
Sales and marketing	60,341	71,248
Accrued taxes	2,239	4,755
Operating lease liabilities	5,588	5,697
Other current liabilities	68,539	90,723
Total accrued and other current liabilities	$870,306	$1,031,501

Note 10. Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of accumulated other comprehensive income (loss) during the six months ended June 30, 2026 and 2025:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2026	$51,433	$1,994	$(27,965)	$25,462
Other comprehensive loss before reclassifications	(1,723)	(4,485)	—	(6,208)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	464	464
Net other comprehensive (loss) income	(1,723)	(4,485)	464	(5,744)
Balances at June 30, 2026	$49,710	$(2,491)	$(27,501)	$19,718

(Amounts presented net of taxes)	Foreign Currency Translation Gains	Net Unrealized Gains on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$26,456	$346	$(39,923)	$(13,121)
Other comprehensive income before reclassifications	24,505	967	—	25,472
Net amount reclassified from accumulated other comprehensive income	—	—	1,088	1,088
Net other comprehensive income	24,505	967	1,088	26,560
Balances at June 30, 2025	$50,961	$1,313	$(38,835)	$13,439
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
We recorded $67.3 million and $131.4 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. We recorded $64.6 million and $125.6 million of stock compensation expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $38.2 million, $77.4 million, $37.7 million and $74.4 million for the three and six months ended June 30, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $28.2 million, $52.2 million, $26.1 million and $49.5 million for the three and six months ended June 30, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of sales of $0.9 million, $1.8 million, $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2026 and 2025.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,				June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average risk-free interest rates	4.18%	3.89%	3.85%	4.24%	4.01%	4.29%	3.79%	4.22%
Average expected life (in years)	5.58	5.46	4.91	4.89	0.50	0.50	0.50	0.50
Volatility	31%	31%	30%	29%	38%	32%	34%	37%
Weighted-average fair value (in dollars)	$36.50	$25.04	$34.05	$23.35	$20.63	$12.63	$21.51	$14.49
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2025	10,859,861	$83.46
Options granted	421,118	$104.23
Options exercised	(2,058,609)	$78.41
Options cancelled	(238,870)	$92.18
Balance at June 30, 2026	8,983,500	$85.36
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.

RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2025	9,275,450	$66.86
RSUs granted	372,558	$102.78
PSUs granted	13,171	$116.63
Additional PSUs earned	63,187	$61.76
RSUs released	(347,182)	$69.02
PSUs released	(18,750)	$82.86
RSUs cancelled	(272,605)	$67.74
PSUs cancelled	(16,599)	$84.44
Balance at June 30, 2026	9,069,230	$68.20
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to six years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and six months ended June 30, 2026, we recorded $8.4 million and $15.4 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025 we recorded $6.9 million and $10.0 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by one share.

Shares Available for Grant
Balance at December 31, 2025	9,059,040
Options, RSUs and PSUs granted and issuance of shares for services rendered	(871,896)
Options, RSUs and PSUs cancelled	528,074
Balance at June 30, 2026	8,715,218
We estimate an annualized forfeiture rate for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of June 30, 2026, was $20.8 million, which is expected to be recognized over the weighted average period of approximately 1.1 years. Total compensation cost of RSUs granted but not yet vested, as of June 30, 2026, was $177.1 million, which is expected to be recognized over the weighted average period of approximately 1.2 years. Total compensation cost of PSUs granted but not yet vested, as of June 30, 2026, was $28.0 million, which is expected to be recognized over the weighted average period of 1.9 years, should the underlying performance conditions be deemed probable of achievement.

Note 12. Income Taxes
For the three and six months ended June 30, 2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before provision for income taxes	$751,514	$558,012	$1,095,114	$792,202
Provision for income taxes	165,909	153,013	206,179	229,000

Effective tax rate	22.1%	27.4%	18.8%	28.9%
Our effective tax rates for the three and six months ended June 30, 2026 were favorably impacted by tax benefits associated with the generation of tax credits and foreign tax effects. This was mostly offset by a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. In addition, our effective tax rate for the six months ended June 30, 2026 was favorably impacted by changes in unrecognized tax benefits. Our effective tax rates for the three and six months ended June 30, 2025 were unfavorably impacted by an increase in valuation allowances against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with the generation of tax credits and the effects of cross-border tax laws.
The effective tax rates for the three and six months ended June 30, 2026 were favorable as compared to the three and six months ended June 30, 2025 due to reversals of certain foreign valuation allowances and the impacts of the One Big Beautiful Bill Act (“OBBBA”) discussed below. The effective tax rate for the six months ended June 30, 2026 was also favorably impacted as compared to the prior year due to the recognition of previously unrecognized tax benefits and reversals of certain U.S. valuation allowances.
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

Note 13. Net Income Per Share
Net income per share was calculated as follows for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income	$585,605	$404,999	$888,935	$563,202

Weighted average common shares outstanding	200,378	193,995	199,860	193,853

Basic net income per share	$2.92	$2.09	$4.45	$2.91

Diluted net income	$585,605	$404,999	$888,935	$563,202

Weighted average common shares outstanding	200,378	193,995	199,860	193,853
Dilutive stock options and awards	7,838	4,749	7,810	4,673
Weighted average shares used to compute diluted net income per share	208,216	198,744	207,670	198,526

Diluted net income per share	$2.81	$2.04	$4.28	$2.84
The potential common shares that were excluded from the diluted net income per share computation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options and awards	2,337,323	12,368,632	2,325,579	11,955,851
Note 14. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and six months ended June 30, 2026 was $6.3 million and $12.7 million, respectively. Defined contribution expense for the three and six months ended June 30, 2025 was $5.7 million and $11.5 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$4,043	$3,964	$8,130	$7,606
Interest cost	688	476	1,383	913
Expected return on plan assets	(1,933)	(1,819)	(3,887)	(3,491)
Amortization of prior service cost	105	226	212	420
Amortization of actuarial losses	125	350	252	668
Net periodic benefit cost	$3,028	$3,197	$6,090	$6,116
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings or letters of credit outstanding and were in compliance with all covenants under this facility.
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

We brought a lawsuit against CMS alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program was too broad and had the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. In the second quarter of 2026, we reached an agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA (ruxolitinib) cream. Under the agreement, CMS will not apply the line extension regulation to OPZELURA as if it were a line extension of JAKAFI (ruxolitinib). In the second quarter of 2026, we recorded a one-time, non-cash benefit of $246.0 million in net sales on the condensed consolidated statements of operations, associated with the reversal of previously established accrual balances through March 31, 2026, related to liabilities associated with the potential application of the line extension regulations to OPZELURA. We will no longer accrue for the potential application of the line extension regulations to OPZELURA.
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

Net income for our segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,488,149	$1,059,414	$2,592,633	$1,981,688
Product royalty revenues	174,690	151,115	325,882	281,739
Milestone and contract revenues	11,200	5,000	28,200	5,000
Total revenues	1,674,039	1,215,529	2,946,715	2,268,427

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	104,957	78,766	209,480	151,954
Contract dispute settlement	—	(242,251)	—	(242,251)
Research and development - internal[1]	268,615	236,686	528,791	465,031
Research and development - external[2]	248,335	245,681	491,462	439,115
Other research and development[3]	—	12,550	12,600	28,050
Sales and marketing	285,752	256,311	545,315	513,963
General and administrative	65,983	74,711	134,507	142,750
Asset impairment and related disposal costs	—	—	23,214	—
Loss on change in fair value of acquisition-related contingent consideration	2,499	22,761	2,331	34,333
Other segment items[4]	112,293	125,315	110,080	172,280
Net income	$585,605	$404,999	$888,935	$563,202
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
Total Revenues by Geographic Location
Total revenues by geographic region consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,560,110	$1,132,353	$2,731,578	$2,113,910
Europe	105,131	78,826	197,560	147,438
Other countries	8,798	4,350	17,577	7,079
Total revenues	$1,674,039	$1,215,529	$2,946,715	$2,268,427

Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$394,985	$406,829
Switzerland	301,442	309,802
Other countries	13,042	14,254
Total property and equipment, net	$709,469	$730,885
Note 17. Subsequent Event
On June 8, 2026, we entered into an agreement with Star Therapeutics LLC (“Star”) to acquire Vega Therapeutics, Inc. (“Vega”), a wholly owned subsidiary of Star. We completed the acquisition of Vega on July 6, 2026. Vega is a clinical-stage drug development company developing novel antibody therapies for rare blood disorders, focusing on von Willebrand disease. Based on the terms of the agreement, we acquired Vega for cash consideration of $1.25 billion, with up to $750.0 million in additional payments due to Star upon achievement of specified sales milestones. We expect to account for the acquisition as an asset acquisition, as substantially all of the fair value of the assets acquired is concentrated in a single in-process research and development asset. We expect to allocate substantially all of the upfront consideration to the in-process research and development asset and to record the expense within Research and development expense in our condensed consolidated statements of operations during the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and six months ended June 30, 2026 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC.
Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future periods, future events or our future operating or financial plans or performance. Often, these statements include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may,” or the negative of these terms, and other similar expressions. These forward-looking statements include, among other things, statements as to:
•the discovery, development, formulation, manufacturing and commercialization of our compounds, our drug candidates and JAKAFI®/JAKAFI XRTM/JAKAVI® (ruxolitinib), PEMAZYRE® (pemigatinib), ICLUSIG® (ponatinib), MONJUVI® (tafasitamab-cxix) / MINJUVI® (tafasitamab), OPZELURA® (ruxolitinib) cream, ZYNYZ® (retifanlimab-dlwr) and NIKTIMVOTM (axatilimab);
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
•expected losses, the fluctuation of losses and the currency translation impact associated with non-U.S. operations and collaboration royalties;
•our profitability, the adequacy of our capital resources to continue operations and our expectations with respect to the need or ability to raise additional capital;
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
Hematology
Our hematology franchise includes five approved products, JAKAFI (ruxolitinib), JAKAFI XR (ruxolitinib), ICLUSIG (ponatinib), MONJUVI (tafasitamab-cxix)/MINJUVI (tafasitamab) and NIKTIMVO (axatilimab-csfr), as well as multiple clinical development programs.
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

The FDA has granted JAKAFI orphan drug status for MF, PV and GVHD. Because of these orphan designations, the ORPHAN Cures Act extended the period before ruxolitinib phosphate becomes eligible for selection for Medicare drug price negotiation under the Inflation Reduction Act.
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
JAKAFI XR (ruxolitinib)
In May 2026, the FDA approved JAKAFI XR (ruxolitinib) extended release tablets for the treatment of adults with intermediate- or high-risk MF, adults with PV who have had an inadequate response to or are intolerant to hydroxyurea, as well as adults and children aged 12 years and older with steroid-refractory acute GVHD or chronic GVHD after failure of one or two lines of systemic therapy.
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
In the European Union, ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation. In the European Union, ICLUSIG also is approved for the treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation. In July 2026, the European Union approved ICLUSIG for the treatment of pediatric patients 6 years of age or older with chronic phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.
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
Diffuse Large B-cell Lymphoma. In July 2020, the FDA approved MONJUVI (tafasitamab-cxix), in combination with lenalidomide, for the treatment of adult patients with relapsed or refractory (“r/r”) diffuse large B-cell lymphoma (“DLBCL”) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (“ASCT”). In August 2021, the European Commission granted conditional marketing authorization for MINJUVI (tafasitamab) in combination with lenalidomide, followed by MINJUVI monotherapy, for the treatment of adult patients with r/r DLBCL who are not eligible for ASCT. In June 2026, MINJUVI was approved by Japan’s Ministry of Health, Labour and Welfare (“MHLW”) for the treatment of adults with r/r DLBCL in combination with lenalidomide.
Follicular Lymphoma. In June 2025, MONJUVI (tafasitamab-cxix) was approved by the FDA for the treatment of adult patients with r/r follicular lymphoma (“FL”) in combination with rituximab and lenalidomide. In December 2025, MINJUVI (tafasitamab) was approved by the European Commission in combination with lenalidomide and rituximab for the treatment of adult patients with r/r FL (Grade 1-3a) after at least one line of systemic therapy. Also in December 2025, MINJUVI (tafasitamab) was approved by the MHLW in combination with rituximab and lenalidomide for adult patients with r/r FL (2L+ FL).
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
Essential Thrombocythemia. INCA033989 is being evaluated for the treatment of adults with mutCALR-positive ET who are resistant or intolerant to at least one cytoreductive therapy. In 2025, we presented data from our Phase 1 study demonstrating a rapid and durable normalization of platelet counts and a reduction in peripheral blood mutCALR variant allele frequency (“VAF”) correlating with hematologic response with INCA033989 treatment. INCA033989 was well tolerated with no dose limiting toxicities reported. In December 2025, we announced that the FDA granted Breakthrough Therapy designation to INCA033989 for the treatment of patients with ET harboring a Type 1 CALR mutation who are resistant or intolerant to at least one cytoreductive therapy. Based on positive feedback received from the FDA, a Phase 3 registrational study evaluating INCA033989 in Type 1 and non-Type 1 mutCALR positive patients with ET was initiated in mid-2026.
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
In October 2025, we announced an agreement with Enable Injections, Inc. (“Enable”) to develop for use with specific assets in our portfolio, including INCA033989, Enable’s enFuse on-body delivery system. Under the terms of the agreement, we obtained a worldwide, exclusive license to use the enFuse technology with INCA033989 in ET and MF, with the potential to expand to additional assets and indications. In the first quarter of 2026, a Phase 1 study evaluating the pharmacokinetics, safety and tolerability of INCA033989 as a subcutaneous (“SC”) administration in healthy adult participants was initiated and completed. A Phase 1 study evaluating INCA033989 as a SC administration in mutCALR positive patients was initiated in the second quarter of 2026.
INCA035784 (mutCALRxCD3 bispecific)
INCA035784 is a novel, equipotent T-cell redirecting mutCALR x CD3 bispecific antibody developed by Incyte using Merus N.V.’s licensed bispecific platform and is being evaluated for patients with mutCALR positive MPNs. Phase 1 data evaluating INCA035784 in MF and ET patients with a CALR mutation are anticipated in 2027.
INCB160058 (JAK2V617Fi)
INCB160058 is an Incyte-discovered, novel JAK2V617F mutant-specific inhibitor for patients with MPNs harboring a JAK2V617F mutation. Following a comprehensive review of available data, we discontinued further development of INCB160058 to prioritize our next-generation JAK2V617F-targeted pipeline.

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
In January 2026, we announced positive topline results from the pivotal Phase 3 frontMIND trial evaluating tafasitamab and lenalidomide in combination with R-CHOP as a first-line therapy for patients with DLBCL. The trial met the primary endpoint of progression free survival by investigator assessment and also met the key secondary endpoint of event-free survival by investigator assessment. No new safety signals were observed. Additional frontMIND data will be presented at an upcoming scientific meeting. Global regulatory submissions for tafasitamab and lenalidomide in addition to R-CHOP for the first-line treatment of adult patients with newly diagnosed DLBCL we submitted and accepted in the second quarter of 2026. A potential approval and launch in the U.S. is anticipated in the first quarter of 2027.
Latarcibart (formerly VGA039)
In July 2026, we completed the acquisition of Vega Therapeutics, a wholly owned subsidiary of Star Therapeutics, which has been developing latarcibart, a novel investigational monoclonal antibody that modulates Protein S to restore hemostasis. Latarcibart has received Breakthrough Therapy, Fast Track, orphan drug and rare pediatric disease designations from the FDA and is currently in Phase 3 development for patients with von Willebrand disease (“VWD”)
In July 2026, data from the Phase 1/2 multidose study of latarcibart in patients with VWD were presented at the 2026 International Society on Thrombosis and Haemostasis (ISTH) Congress, demonstrating that once-monthly SC treatment with latarcibart resulted in an 81% median reduction in annualized bleeding rate (“ABR”) across all bleeding categories and VWD types. Latarcibart is currently being evaluated in a global, Phase 3, single-arm crossover study (VIVID-6) assessing the safety and efficacy of once-monthly SC administration of latarcibart as prophylaxis for bleeding in patients with all types of VWD. Topline data from the VIVID-6 study are anticipated in early 2029.
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

Pancreatic Ductal Adenocarcinoma. In October 2025, we presented preliminary data from the ongoing Phase 1 study at the 2025 ESMO Congress. In the study, INCB161734 demonstrated a manageable safety profile and clinical efficacy in heavily pretreated pancreatic ductal adenocarcinoma (“PDAC”) patients with a KRASG12D mutation. In the first quarter of 2026, a Phase 3 study (DAWN-303) was initiated, evaluating INCB161734 as a first-line treatment in patients with metastatic PDAC in combination with standard-of-care chemotherapy (mFOLFIRINOX or GEMNabP) versus chemotherapy alone. Additional data from the ongoing Phase 1 trial evaluating INCB161734 in combination with standard-of-care chemotherapy as a first-line treatment in patients with metastatic PDAC is anticipated in the second half of 2026.
INCA33890 (TGFβR2xPD-1)
INCA33890 is a TGFβR2xPD-1 bispecific antibody developed by Incyte using Merus N.V.’s licensed bispecific platform to avoid the known toxicity of broad TGFβ pathway blockade by specifically blocking TGFβ signaling in cells co-expressing PD-1.
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
In the fourth quarter of 2025, a Phase 3 study evaluating INCA33890 in combination with standard-of-care chemotherapy and bevacizumab as a first-line treatment in patients with MSS CRC was initiated. Additional data from the ongoing Phase 1 study evaluating INCA33890 in combination with bevacizumab and/or chemotherapy in patients with solid tumors is anticipated in the second half of 2026.
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
Atopic Dermatitis. In July 2025, we announced positive topline results from the Phase 3 (TRuE-AD4) study evaluating ruxolitinib cream in adult patients with moderate AD. The study met the co-primary endpoints at Week 8, with a statistically significant proportion of patients achieving both Investigator’s Global Assessment Treatment Success and EASI75, which is defined as a 75% or greater improvement in the Eczema Area Severity Index score from baseline. In addition, the study met all key secondary endpoints. Ruxolitinib cream was well tolerated with no new safety signals. In June 2026, the CHMP issued a positive opinion recommending the approval of Opzelura (ruxolitinib) cream for the treatment of moderate AD in adult patients for whom topical corticosteroids and topical calcineurin inhibitors are inadequate or inappropriate. We anticipate a regulatory decision from the European Commission in the third quarter of 2026.
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
Out-License Agreements
Mirum
In April 2026, we entered into an exclusive license agreement with Mirum Pharmaceuticals, Inc. granting Mirum worldwide rights to zilurgisertib, an ALK2 inhibitor in development for fibrodysplasia ossificans progressiva. Under the terms of the agreement, we received an upfront payment and are eligible to receive a Priority Review Voucher, and additional development and regulatory milestone payments, as well as sales-based milestones and tiered royalties in the mid-to-high single digit percent range on worldwide net sales.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2026.
Recent Accounting Pronouncements and Regulatory Updates
For a discussion of recently issued accounting standards, refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Results of Operations
We recorded net income of $585.6 million and basic net income per share of $2.92 and diluted net income per share of $2.81 for the three months ended June 30, 2026, as compared to net income of $405.0 million and basic net income per share of $2.09 and diluted net income per share of $2.04 in the corresponding period in 2025. We recorded net income of $888.9 million and basic net income per share of $4.45 and diluted net income per share of $4.28 for the six months ended June 30, 2026, as compared to net income of $563.2 million and basic net income per share of $2.91 and diluted net income per share of $2.84 in the corresponding period in 2025.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
JAKAFI net sales[1]	$816.7	$763.8	$1,574.4	$1,473.2
OPZELURA net sales[2]	449.7	164.5	592.8	283.2
ICLUSIG net sales	34.4	32.7	69.9	62.3
PEMAZYRE net sales	23.4	22.2	46.0	40.6
MINJUVI/MONJUVI net sales	53.7	31.1	102.9	60.7
NIKTIMVO net sales	60.3	36.2	115.4	49.8
ZYNYZ net sales	49.9	8.9	91.2	11.9
Total net sales	1,488.1	1,059.4	2,592.6	1,981.7
JAKAVI product royalty revenues	124.2	109.7	229.7	201.9
OLUMIANT product royalty revenues	38.5	33.5	74.9	64.3
TABRECTA product royalty revenues	6.7	6.6	12.7	13.0
Other product royalty revenues	5.3	1.3	8.6	2.5
Total product royalty revenues	174.7	151.1	325.9	281.7
Milestone and contract revenues	11.2	5.0	28.2	5.0
Total revenues	$1,674.0	$1,215.5	$2,946.7	$2,268.4
1 Second quarter 2026 net sales include JAKAFI and JAKAFI XR following the launch of JAKAFI XR in the second quarter of 2026.
2 Second quarter 2026 OPZELURA net sales includes $246.0 million related to our agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA. Refer below for further information.
The increase in JAKAFI net sales for the three months ended June 30, 2026 as compared to the corresponding period in 2025 was comprised of a volume increase of $66.3 million, offset in part by a price decrease of $13.4 million. The increase in JAKAFI net sales for the six months ended June 30, 2026 as compared to the corresponding period in 2025 reflected a volume increase of $128.8 million, offset in part by a price decrease of $27.6 million. The volume increase was primarily driven by an increase in paid demand of 9% and 8% for the three and six months ended June 30, 2026, respectively, reflecting continued demand growth across all indications. JAKAFI inventory levels were within normal range at the end of the second quarter of 2026.
We brought a lawsuit against CMS alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program was too broad and had the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. In the second quarter of 2026, we reached an agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA (ruxolitinib) cream. Under the agreement, CMS will not apply the line extension regulation to OPZELURA as if it were a line extension of JAKAFI (ruxolitinib). In the second quarter of 2026, we recorded a one-time, non-cash benefit of $246.0 million in net sales on the condensed consolidated statements of operations, associated with the reversal of previously established accrual balances through March 31, 2026, related to liabilities associated with the potential application of the line extension regulations to OPZELURA. We will no longer accrue for the potential application of the line extension regulations to OPZELURA and we expect an improvement to OPZELURA’s gross-to-net on a go-forward basis.
Excluding this $246.0 million impact discussed above, the increase in OPZELURA net sales for the three months ended June 30, 2026 as compared to the corresponding period in 2025 was comprised of a volume increase of $48.2 million, offset in part by a price decrease of $9.0 million. Excluding this $246.0 million impact discussed above, the increase in OPZELURA net sales for the six months ended June 30, 2026 as compared to the corresponding period in 2025 reflected a volume increase of $93.1 million, offset in part by a price decrease of $29.5 million. The volume increase was primarily due to increased patient demand in the U.S. in both atopic dermatitis and vitiligo. Additionally, OPZELURA net sales from outside the U.S. were $42.9 million and $79.6 million during the three and six months ended June 30, 2026, respectively, as compared to $32.3 million and $55.8 million for the three and six months ended June 30, 2025, respectively, with the increase in both periods primarily driven by continued uptake in Canada and Italy, as well as entry into new markets. OPZELURA inventory levels were within normal range at the end of the second quarter of 2026.

The increase in other hematology and oncology net sales for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025 was primarily driven by increased demand of NIKTIMVO, MONJUVI/MINJUVI and ZYNYZ, reflecting continued strong uptake of these products in the U.S. and their entry into new markets outside of the U.S. The impact from changes in price was not material.
The increase in total royalty revenues for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025 was primarily driven by growth in JAKAVI royalty revenue.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Six Months Ended June 30, 2026	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2026	$38,780	$562,167	$14,189	$30,955	$646,091
Allowances for current period sales	116,119	1,058,348	107,748	7,116	1,289,331
Allowances for prior period sales	(3,575)	(222,619)	(28)	(3)	(226,225)
Credits/payments for current period sales	(73,712)	(737,743)	(93,926)	(15)	(905,396)
Credits/payments for prior period sales	(35,203)	(214,767)	(14,161)	(5,915)	(270,046)
Balance at June 30, 2026	$42,409	$445,386	$13,822	$32,138	$533,755
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
Our milestone and contract revenues for the three and six months ended June 30, 2026 were primarily derived from developmental milestones received from our third party collaborators, as well as out-licensing arrangements with our third party collaborators. Our milestone and contract revenues for the three and six months ended June 30, 2025, was derived from a $5.0 million development milestone upon approval of tafasitamab in treating follicular lymphoma.

Cost of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Product costs	$28.4	$30.7	$69.4	$58.1
Salary and benefits related	10.2	5.1	19.4	10.3
Stock compensation	0.9	0.8	1.8	1.7
Royalty expense	38.3	25.9	70.4	59.6
Profit share	20.2	10.3	34.6	10.3
Amortization of definite-lived intangible assets	7.0	6.0	13.9	12.0
Total cost of sales	$105.0	$78.8	$209.5	$152.0
Cost of sales includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and capitalized milestone payments. The increase in cost of sales for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025 was primarily driven by growth in net sales and NIKTIMVO profit share.
Contract Dispute Settlement
As described further in Note 7 of Notes to the Condensed Consolidated Financial Statements, during May 2025, we and Novartis entered into a settlement agreement with respect to litigation initiated by Novartis relating to the duration of royalty payments owed by us to Novartis under the our Collaboration and License Agreement. As of March 31, 2025, we had approximately $537.1 million of accrued royalties relating to the dispute with Novartis included in accrued and other current liabilities on our condensed consolidated balance sheet. Under the settlement agreement, we paid Novartis $280.0 million as the settlement of disputed royalties on net sales of JAKAFI in the United States through December 31, 2024, and agreed to reduce by 50% the royalty rate payable by us on future net sales of JAKAFI in the United States beginning January 1, 2025. The reduced royalty paid for the quarter ending March 31, 2025, was approximately $14.9 million. The difference of $242.2 million between the total accrued royalties and the total amount paid by us to Novartis as disclosed above was recorded in contract dispute settlement on our condensed consolidated statement of operations for the three and six months ended June 30, 2025.
Operating Expenses
Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Salary and benefits related	$146.2	$131.5	$300.5	$264.0
Stock compensation	38.2	37.7	77.4	74.4
Clinical research and outside services	292.2	286.4	586.0	515.8
Occupancy and all other costs	40.4	39.3	69.0	78.0
Total research and development expenses	$517.0	$494.9	$1,032.9	$932.2
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

The increase in clinical research and outside services expense for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025, was primarily due to continued investment in our late-stage development assets. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $0.0 million and $12.6 million, respectively, for the three and six months ended June 30, 2026. Research and development expenses include upfront and milestone expenses related to our collaborative agreements of $12.6 million and $28.1 million, respectively, for the three and six months ended June 30, 2025. Research and development expenses for the three and six months ended June 30, 2026 and 2025 were net of $4.4 million, $8.8 million, $3.9 million and $6.5 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Salary and benefits related	$107.7	$94.2	$216.4	$192.0
Stock compensation	28.2	26.1	52.2	49.5
Other contract services and outside costs	215.8	210.7	411.2	415.2
Total selling, general and administrative expenses	$351.7	$331.0	$679.8	$656.7
The increase in salary and benefits related expense for the three and six months ended June 30, 2026 as compared to the corresponding period in 2025 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

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
Loss on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2026 was a loss of $2.5 million and $2.3 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and six months ended June 30, 2025 was a loss of $22.8 million and $34.3 million, respectively, which is recorded in loss on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and six months ended June 30, 2026 and 2025 was due primarily to updated projections of future net sales of Iclusig, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
Non-operating Income and Expenses
Interest income
Interest income for the three and six months ended June 30, 2026 was $38.1 million and $71.8 million, respectively. Interest income for the three and six months ended June 30, 2025 was $25.1 million and $48.1 million, respectively. The increase in Interest income for the three and six months ended June 30, 2026 is primarily due to higher cash and cash equivalent balances in the first half of 2026 as compared to the corresponding periods in 2025.
Gain (loss) on equity investments
Gains and losses on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Syndax	(2.1)	(4.2)	$1.2	$(5.5)
Prelude	11.9	—	15.2	—
Total gain (loss) on equity investments	$9.8	$(4.2)	$16.4	$(5.5)
Provision for income taxes
The provision for income taxes for the three and six months ended June 30, 2026 was $165.9 million and $206.2 million, respectively. The provision for income taxes for the three and six months ended June 30, 2025 was $153.0 million and $229.0 million, respectively.

Our effective tax rates for the three and six months ended June 30, 2026 were favorably impacted by tax benefits associated with the generation of tax credits and foreign tax effects. This was mostly offset by a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. In addition, our effective tax rate for the six months ended June 30, 2026 was favorably impacted by changes in unrecognized tax benefits. Our effective tax rates for the three and six months ended June 30, 2025 were unfavorably impacted by an increase in valuation allowances against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with the generation of tax credits and the effects of cross-border tax laws.
Liquidity and Capital Resources
At June 30, 2026, we had available cash, cash equivalents and marketable securities of $4.5 billion. Subsequently, in July 2026, we paid cash consideration of $1.25 billion to acquire Vega Therapeutics, Inc. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $877.0 million and $310.8 million, respectively. The increase in cash provided by operating activities was due primarily to the increased net income for the 2026 period.
Our investing activities, other than purchases and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $140.0 million for the six months ended June 30, 2026, which primarily represented purchases of marketable securities of $174.1 million, purchases of long term investments of $40.0 million and capital expenditures of $22.6 million, offset in part by maturities of marketable securities of $101.7 million. Net cash used in investing activities was $17.8 million for the six months ended June 30, 2025, which primarily represented by purchases of marketable securities of $97.3 million and capital expenditures of $22.2 million, offset in part by maturities of marketable securities of $101.8 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash provided by financing activities was $150.3 million for the six months ended June 30, 2026, primarily representing proceeds from issuance of common stock under our stock plans. Net cash used in financing activities was $23.9 million for the six months ended June 30, 2025, primarily representing the $19.1 million paid for excise taxes relating to the June 2024 share repurchase, cash paid for tax withholdings related to restricted and performance share vesting and cash paid to ARIAD/Takeda for contingent consideration, partially offset by proceeds from issuance of common stock under our stock plans.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of June 30, 2026, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 15 of Notes to the Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of June 30, 2026, marketable securities were $553.4 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2026, the decline in fair value would not be material.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

In addition, revenues from our other products and our receipt of royalties under our collaboration agreements, including our agreement with Novartis Pharmaceutical International Ltd. for sales of JAKAVI outside the United States and TABRECTA globally and our agreement with Eli Lilly and Company for worldwide sales of OLUMIANT, will depend on factors similar to those listed above, with similar regulatory, pricing and reimbursement issues driven by applicable regulatory authorities and governmental and third-party payors affecting jurisdictions outside the United States.
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
Third-party payors are increasingly challenging the prices charged for medical products and services, and payors and employers are adopting benefit plan changes that shift a greater portion of prescription drug costs to patients. Third party pharmacy benefit managers (PBMs), other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and they can exclude drugs from their formularies in favor of competitor drugs or alternative treatments, place drugs on formulary tiers with higher patient co-pay obligations, and mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. There has been significant consolidation in the health insurance industry, resulting in large insurers and PBMs exerting greater pressure and leverage in pricing and usage negotiations with drug manufacturers. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. If we are unsuccessful in obtaining and maintaining broad coverage and reimbursement for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.
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
Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”). The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received notice letters from Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., Eugia Pharma Specialties, Ltd., Alkem Laboratories Ltd., Alembic Pharmaceuticals Ltd., and MSN Pharmaceuticals Inc. and MSN Laboratories Pvt. Ltd. (together “MSN”), which we refer to as the Generic JAKAFI Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of JAKAFI and that contain a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex, Inc. regarding its filing of an NDA pursuant to section 505(b)(2) of the FDCA that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and that contains a paragraph IV certification purporting to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we filed patent infringement actions against each of the Generic JAKAFI Manufacturers (including with respect to both the ANDA and 505(b)(2) NDA for Apotex, Inc.) in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. We subsequently entered into confidential settlement agreements with Hikma Pharmaceuticals USA Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., Eugia Pharma Specialties, Ltd., and Alkem Laboratories Ltd., respectively, settling all outstanding claims in the litigations against those Generic JAKAFI Manufacturers. The actions against the other Generic JAKAFI Manufacturers remain pending.
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
Competitors for OPZELURA include existing over-the-counter topical treatments and prescription topical treatments, as well as oral and injectable therapies, from major pharmaceutical and biotechnology companies, and companies that produce generic versions of prescription treatments. We have received notice letters from Padagis Israel Pharmaceuticals Ltd., Taro Pharmaceuticals Inc., Zydus Lifesciences Limited and Encube Ethicals Private Limited, which we refer to as the Generic OPZELURA Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of OPZELURA and that contain a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib phosphate cream and its uses that expire in 2031 and 2040. None of the notice letters challenge the ruxolitinib or ruxolitinib phosphate composition of matter patents, providing patent coverage (with pediatric extension) until December 2028. In response to the notice letters, we filed patent infringement actions against each of the Generic OPZELURA Manufacturers in the U.S. District Court for the District of New Jersey asserting certain FDA Orange Book-listed patents for OPZELURA. Each of these actions remains pending.
There can be no assurance that our patents will be upheld or that any litigation in which we might engage with any generic manufacturer will be successful in protecting the exclusivity of our products. The entry of a competitive drug product from another company or a generic version of one of our products could result in a decrease in sales of our products and materially harm our business, operating results and financial condition.
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
•prepare and execute our commercial product launch strategies;

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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Despite investing significant resources, we may not be successful in discovering, developing, or commercializing additional drug products or our existing drug products in new indications. Discovery and development of drug candidates are expensive, uncertain and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. We, and our collaborators and licensees, must continuously decide whether to discontinue development of any or all of our drug candidates at any time for commercial, scientific or other reasons. Even if a drug candidate receives marketing approval, it may not be able to achieve market acceptance or compete successfully with our competitors’ products and we may never realize a return on the significant amount of time and money invested in the drug candidate, which could adversely affect our operating results and financial condition as well as our business plans. Of the compounds or biologics that we identify as potential drug products or that we in-license from other companies, including potential products for which we are conducting clinical trials, only a few, if any, are likely to lead to successful drug development programs and commercialized drug products.
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
In order to commercialize drug products in the United States, drug candidates will have to obtain regulatory approval from the FDA. Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we or our collaborators, as the case may be, must first show that our or our collaborators’ drug candidates are safe and effective for target indications through preclinical testing (animal testing) and clinical trials (human testing). Preclinical and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA will allow us or our collaborators to undertake clinical trials of any drug candidates in addition to our or our collaborators’ compounds currently in clinical trials. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective.
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
•poor or unanticipated effectiveness of drug candidates during the clinical trials; and
•government or regulatory delays.
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
Healthcare reform measures, including federal and state drug pricing reforms, could impact the pricing and profitability of pharmaceuticals and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
In recent years, the U.S. federal government has enacted significant healthcare and drug pricing reforms through legislation and regulation. These reforms include modifications to Medicare reimbursement, increased manufacturer rebate obligations under certain government healthcare programs and the establishment of new mechanisms intended to reduce prescription drug spending. For example, the American Rescue Plan Act of 2021 included a provision that became effective in January 2024 that eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid. It is expected that this provision, as implemented by the Centers for Medicare and Medicaid Services (“CMS”), will have the effect of increasing Medicaid rebate liability, particularly in the case of medicines that have experienced price increases at a rate in excess of inflation.
In addition, the Inflation Reduction Act of 2022 (the “IRA”) introduced several significant changes to Medicare, including: requiring CMS to negotiate prices for certain high-expenditure, single source Medicare drugs; imposing inflation-based rebates on manufacturers whose prices increase faster than inflation; redesigning the Medicare Part D benefit to cap beneficiary out-of-pocket costs while requiring manufacturers to provide mandatory discounts under the Medicare Part D Manufacturer Discount Program beginning in 2025; and establishing penalties for manufacturers that fail to comply with applicable Medicare Drug Price Negotiation Program requirements. The IRA provides phased implementation of the Medicare Part D Manufacturer Discount Program for certain qualifying products. Certain Incyte products currently qualify for this phase-in, although our manufacturer discount obligations will increase over time as those provisions phase out.
In 2025, Congress enacted the ORPHAN Cures Act, which amended certain provisions of the Medicare Drug Price Negotiation Program established under the IRA. As a result, the timeline under which the ruxolitinib phosphate active moiety could become eligible for Medicare drug price negotiation has been extended. While the ORPHAN Cures Act delayed the timing of potential Medicare drug price negotiation applicable to ruxolitinib phosphate, future policy actions could modify, repeal or further amend these provisions, or otherwise expand government authority over pharmaceutical pricing.
More broadly, reforms or other changes to Medicare, Medicaid or other government healthcare programs, as well as changes in reimbursement policies adopted by private insurers and other third-party payors, may alter reimbursement methodologies, reduce reimbursement rates or product pricing or increase manufacturer liabilities. Changes to Medicare Part B reimbursement methodologies, payment rates or site-of-care payment policies applicable to physician-administered drugs could adversely affect provider purchasing decisions, product utilization, reimbursement and revenues. These reforms may affect future investments in our drug development should they affect our risk-benefit analysis of investing in drug candidates, reduce the price that we or any of our collaborators or licensees receive for our products and adversely affect our business strategy, operations and financial results.
In addition, legislative and enforcement interest in the United States with respect to drug pricing practices has increased. This has resulted in significant legislative activity and proposals from the prior and current administrations relating to prescription drug prices and reimbursement, any of which, if enacted, could impose downward pressure on the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been ongoing federal congressional inquiries and proposed and enacted federal and state legislation, executive orders and administrative agency rules designed to, among other things, bring more transparency to drug pricing, reduce drug prices, reform government program reimbursement methodologies for prescription drugs, expand access to government-mandated discounted pricing (known as 340B pricing) through broader contract pharmacy arrangements, allow importation of drugs into the United States from other countries and limit allowable prices for drugs through reference to an average price from foreign markets that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the healthcare reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including material adverse affects to our revenue and the curtailing or, in some case, the ceasing of our research and development efforts. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
Further, if we become the subject of any governmental or other regulatory hearing or investigation with respect to the pricing of our products or other business practices, we could incur significant expenses and could be distracted from the operation of our business and execution of our business strategy. Any such hearing or investigation could also result in significant negative publicity and harm to our reputation and reduced market acceptance and demand, which could adversely affect our financial results and growth prospects.
Additionally, the trend toward managed healthcare in the United States, as well as legislative and regulatory proposals to reform healthcare or address the cost of government insurance programs, may result in lower prices for, or rejection of, our products. Managed healthcare organizations could control or significantly influence the purchase of healthcare services and products. Adoption of our products by the medical community and patients may be limited without adequate reimbursement for those products. Cost control initiatives may decrease coverage and payment levels for our products and, in turn, the price that we will be able to charge for any product. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our current and any future approved products.
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
Changes in government pricing policies, including the enactment of “most favored nation” legislation and actions, could adversely affect our business.
Our revenue, results of operations and cash flows could be materially and adversely affected by changes in government pricing policies, including recently proposed or enacted “most favored nation” (MFN) pricing legislation or executive actions. For example, an executive order issued on May 12, 2025, directed the Department of Health and Human Services to establish MFN price targets, and, if progress toward these targets is insufficient, to pursue rulemaking that could require sale of certain products in the U.S. at prices no higher than those in comparable developed nations. The extent, timing, and ultimate effect of this policy are uncertain, and we cannot predict the potential impact on our pricing, reimbursement or profitability.

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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution or make investments in other companies. For example, in February 2024 we entered into a purchase agreement with MorphoSys AG and MorphoSys US Inc. under which we acquired rights to tafasitamab (MONJUVI/MINJUVI) that resulted in our holding exclusive global development and commercialization rights to tafasitamab, and in June 2026 we entered into an agreement to acquire Vega Therapeutics and its novel antibody therapies for rare blood disorders. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
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
•exposure to unknown or contingent liabilities or the incurrence of unanticipated expenses, including those with respect to intellectual property, preclinical or clinical data, safety, compliance or internal controls, and including as a result of the failure of the due diligence processes to identify significant problems, liabilities or challenges of an acquired company or asset;
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
Item 5. Other Information
(c) During the three months ended June 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:
Pablo Cagnoni, our President and Global Head of Research and Development, adopted a trading plan on April 30, 2026 providing for the sale of up to an aggregate of 139,381 shares of our common stock until May 1, 2028.
Patrick Mayes, our Executive Vice President, Chief Scientific Officer, adopted a trading plan on April 29, 2026 providing for the sale of up to an aggregate of 52,131 shares of our common stock until April 29, 2027.
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1*#	Offer of Employment Letter, dated March 17, 2026, from the Company to Suketu Upadhyay.

10.2#	Form of Employment Agreement between the Company and Suketu Upadhyay (effective as of May 4, 2026) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INCYTE CORPORATION

Dated: July 28, 2026	By:	/s/ WILLIAM J. MEURY
William J. Meury
Chief Executive Officer
(Principal Executive Officer)

Dated: July 28, 2026	By:	/s/ SUKETU UPADHYAY
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)