Form 10-Q
period 2026-09-30
INCYTE CORP
filed 2026-10-29
CIK 879169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant’s Common Stock, $.001 par value, was 203,832,492 as of October 22, 2026.

INCYTE CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
INCYTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and par value)

	September 30, 2026	December 31, 2025*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,275,881	$3,097,817
Marketable securities—available-for-sale (amortized cost $585,611 and $480,793 as of September 30, 2026 and December 31, 2025, respectively; allowance for credit losses $0 as of September 30, 2026 and December 31, 2025)	578,691	482,787
Accounts receivable	1,237,027	1,024,407
Inventory	134,252	101,060
Prepaid expenses and other current assets	295,517	317,831
Total current assets	5,521,368	5,023,902

Restricted cash	1,760	1,852
Long term equity investments	91,162	47,991
Inventory	341,584	342,232
Property and equipment, net	701,101	730,885
Finance lease right-of-use assets, net	24,690	27,520
Other intangible assets, net	103,229	117,131
Goodwill	133,000	133,000
Deferred income tax asset	281,691	515,294
Other assets, net	87,672	18,166
Total assets	$7,287,257	$6,957,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,369	$209,938
Accrued compensation	190,994	228,071
Accrued and other current liabilities	967,418	1,031,501
Finance lease liabilities	4,128	4,516
Acquisition-related contingent consideration	39,909	41,144
Total current liabilities	1,437,818	1,515,170

Acquisition-related contingent consideration	52,091	79,856
Finance lease liabilities	27,634	30,199
Other liabilities	126,777	165,270
Total liabilities	1,644,320	1,790,495

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 400,000,000 shares authorized; 204,002,500 and 198,460,009 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	204	198
Additional paid-in capital	5,311,376	4,928,049
Accumulated other comprehensive income	13,456	25,462
Retained earnings	317,901	213,769
Total stockholders’ equity	5,642,937	5,167,478
Total liabilities and stockholders’ equity	$7,287,257	$6,957,973
*The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date.
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net sales	$1,316,413	$1,149,856	$3,909,046	$3,131,544
Product royalty revenues	190,991	171,124	516,873	452,863
Milestone and contract revenues	49,800	45,000	78,000	50,000
Total revenues	1,557,204	1,365,980	4,503,919	3,634,407

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	108,744	99,001	318,224	250,955
Contract dispute settlement	—	—	—	(242,251)
Research and development	1,791,656	506,584	2,824,509	1,438,780
Selling, general and administrative	364,273	329,081	1,044,095	985,794
Asset impairment and related disposal costs	—	—	23,214	—
Loss (gain) on change in fair value of acquisition-related contingent consideration	892	(12,204)	3,223	22,129
Total costs, expenses and other	2,265,565	922,462	4,213,265	2,455,407

(Loss) income from operations	(708,361)	443,518	290,654	1,179,000
Interest income	32,174	26,781	103,979	74,846
Interest expense	(605)	(592)	(1,756)	(1,846)
(Loss) gain on equity investments	(13,225)	8,558	3,171	3,064
Other, net	1,169	4,043	10,218	19,446
(Loss) income before provision for income taxes	(688,848)	482,308	406,266	1,274,510
Provision for income taxes	95,955	58,139	302,134	287,139
Net (loss) income	$(784,803)	$424,169	$104,132	$987,371

Net (loss) income per share:
Basic	$(3.86)	$2.17	$0.52	$5.08
Diluted	$(3.86)	$2.11	$0.50	$4.95

Shares used in computing net (loss) income per share:
Basic	203,246	195,670	200,989	194,459
Diluted	203,246	201,429	208,762	199,405
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(784,803)	$424,169	$104,132	$987,371

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,057)	156	(3,780)	24,661
Unrealized (loss) gain on marketable securities, net of tax	(4,429)	375	(8,914)	1,342
Defined benefit pension gain, net of tax	224	585	688	1,673
Other comprehensive (loss) income	(6,262)	1,116	(12,006)	27,676

Comprehensive (loss) income	$(791,065)	$425,285	$92,126	$1,015,047
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2026	$198	$4,928,049	$25,462	$213,769	$5,167,478
Issuance of 1,473,992 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	2	90,967	—	—	90,969
Issuance of 955 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	64,126	—	—	64,126
Other comprehensive loss	—	—	(3,148)	—	(3,148)
Net income	—	—	—	303,330	303,330
Balances at March 31, 2026	$200	$5,083,234	$22,314	$517,099	$5,622,847
Issuance of 795,114 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 202,281 shares of Common Stock under the ESPP	1	71,215	—	—	71,216
Issuance of 907 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	67,263	—	—	67,263
Other comprehensive loss	—	—	(2,596)	—	(2,596)
Net income	—	—	—	585,605	585,605
Balances at June 30, 2026	$201	$5,221,804	$19,718	$1,102,704	$6,344,427
Issuance of 3,031,088 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	3	19,687	—	—	19,690
Issuance of 731 shares of Common Stock for services rendered	—	92	—	—	92
Stock compensation	—	69,793	—	—	69,793
Other comprehensive loss	—	—	(6,262)	—	(6,262)
Net loss	—	—	—	(784,803)	(784,803)
Balances at September 30, 2026	$204	$5,311,376	$13,456	$317,901	$5,642,937

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands, except number of shares)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2025	$193	$4,533,437	$(13,121)	$(1,072,881)	$3,447,628
Issuance of 363,987 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	—	(6,215)	—	—	(6,215)
Issuance of 1,208 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	60,982	—	—	60,982
Other comprehensive income	—	—	6,883	—	6,883
Net income	—	—	—	158,203	158,203
Balances at March 31, 2025	$193	$4,588,286	$(6,238)	$(914,678)	$3,667,563
Issuance of 64,400 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units and performance shares, net of shares withheld for taxes, and 261,762 shares of Common Stock under the ESPP	1	13,972	—	—	13,973
Issuance of 1,220 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	64,609	—	—	64,609
Other comprehensive income	—	—	19,677	—	19,677
Net income	—	—	—	404,999	404,999
Balances at June 30, 2025	$194	$4,666,949	$13,439	$(509,679)	$4,170,903
Issuance of 2,011,476 shares of Common Stock upon exercise of stock options and settlement of employee restricted stock units, net of shares withheld for taxes	2	(6,676)	—	—	(6,674)
Issuance of 962 shares of Common Stock for services rendered	—	82	—	—	82
Stock compensation	—	61,598	—	—	61,598
Other comprehensive income	—	—	1,116	—	1,116
Net income	—	—	—	424,169	424,169
Balances at September 30, 2025	$196	$4,721,953	$14,555	$(85,510)	$4,651,194
See accompanying notes.

INCYTE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$104,132	$987,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,453	69,304
Stock-based compensation	201,182	187,189
Deferred income taxes	271,762	234,188
Other, net	23,092	3,445
Gain on equity investments	(3,171)	(3,064)
Loss on change in fair value of acquisition-related contingent consideration	3,223	22,129
Changes in operating assets and liabilities:
Accounts receivable	(212,687)	(42,275)
Prepaid expenses and other assets	(85,700)	(221,275)
Inventory	(45,772)	(53,654)
Accounts payable	31,487	(26,414)
Accrued and other liabilities	(160,310)	(286,747)
Net cash provided by operating activities	201,691	870,197
Cash flows from investing activities:
Purchase of long term investments	(40,000)	—
Sale of equity investments	—	8
Capital expenditures	(38,244)	(36,990)
Payments for intangible assets	(5,000)	(25,000)
Purchases of marketable securities	(246,787)	(212,852)
Maturities of marketable securities	145,700	209,643
Net cash used in investing activities	(184,331)	(65,191)
Cash flows from financing activities:
Excise tax paid on repurchase of Common Stock	—	(19,100)
Proceeds from issuance of Common Stock under stock plans	295,376	61,553
Tax withholdings related to restricted stock unit and performance share vesting	(113,501)	(60,469)
Payment of finance lease liabilities	(3,491)	(3,386)
Payment of contingent consideration	(14,168)	(15,298)
Net cash provided by (used in) financing activities	164,216	(36,700)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3,604)	(908)
Net increase in cash, cash equivalents, and restricted cash	177,972	767,398
Cash, cash equivalents, and restricted cash at beginning of period	3,099,669	1,689,451
Cash, cash equivalents, and restricted cash at end of period	$3,277,641	$2,456,849
Supplemental Schedule of Cash Flow Information
Income taxes paid	$18,310	$185,221
Cash paid for contract dispute settlement	$—	$294,881
Unpaid purchase of intangible asset	$7,000	$—
Unpaid purchases of property and equipment	$651	$4,158
Leased assets obtained in exchange for new operating lease liabilities	$572	$3,163
Leased assets obtained in exchange for new finance lease liabilities	$505	$438
See accompanying notes.

INCYTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 1. Organization and Business
Incyte Corporation (including its subsidiaries, “Incyte,” “we,” “us,” or “our”) is a global biopharmaceutical company engaged in the discovery, development and commercialization of proprietary therapeutics. Our portfolio includes compounds in various stages, ranging from preclinical to late-stage development, and commercialized products JAKAFI®/JAKAFI XRTM (ruxolitinib), ICLUSIG® (ponatinib), PEMAZYRE® (pemigatinib), OPZELURA® (ruxolitinib cream), MINJUVI® (tafasitamab), MONJUVI® (tafasitamab-cxix) and ZYNYZ® (retifanlimab-dlwr), as well as NIKTIMVO™ (axatilimab-csfr), which is co-commercialized. Our operations are treated as one operating segment.
Note 2. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2025 has been derived from our audited consolidated financial statements.
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
Change in Accounting Principle
Effective July 1, 2026, we changed our inventory costing method for commercial product manufactured by third-party contract manufacturers from the specific identification method to the first-in, first-out (“FIFO”) method. Following the change, all inventories are accounted for under the FIFO method. We believe this change in accounting method is preferable as it (i) aligns accounting policies with the predominant inventory costing method used by industry peers, improving comparability for investors; (ii) is consistent with how we manage our business; and (iii) provides a single, uniform inventory costing methodology across all of our inventory. This change in accounting principle did not have a material effect on inventory or cost of sales for all periods presented; nor did it have a material impact on opening retained earnings. Therefore, prior comparative financial statements have not been restated.

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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This amended guidance applies to all entities and serves to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (referred to as “internal-use software”). The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may adopt the new guidance using a prospective, modified, or retrospective transition approach. We are currently evaluating the impact ASU No. 2025-06 will have on our consolidated financial statements and related disclosures.
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
Note 3. Revenues
Revenues are recognized under guidance within ASC 606, Revenue from Contracts with Customers. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
JAKAFI net sales[1]	$826,501	$791,071	$2,400,915	$2,264,271
OPZELURA net sales[2]	254,880	187,968	847,631	471,172
ICLUSIG net sales	33,527	37,582	103,384	99,855
PEMAZYRE net sales	21,179	22,741	67,140	63,373
MINJUVI/MONJUVI net sales	54,630	41,990	157,543	102,672
NIKTIMVO net sales	67,368	45,830	182,765	95,597
ZYNYZ net sales	58,328	22,674	149,668	34,604
Total net sales	1,316,413	1,149,856	3,909,046	3,131,544
JAKAVI product royalty revenues	132,458	125,645	362,204	327,504
OLUMIANT product royalty revenues	39,052	37,111	113,938	101,393
TABRECTA product royalty revenues	6,833	6,513	19,506	19,558
Other product royalty revenues	12,648	1,855	21,225	4,408
Total product royalty revenues	190,991	171,124	516,873	452,863
Milestone and contract revenues	49,800	45,000	78,000	50,000
Total revenues	$1,557,204	$1,365,980	$4,503,919	$3,634,407
1 2026 JAKAFI net sales include JAKAFI and JAKAFI XR following the launch of JAKAFI XR in the second quarter of 2026.
2 OPZELURA net sales for the nine months ended September 30, 2026 include $246.0 million related to our agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA. Refer to Note 16 for further information.
For further information on our revenue-generating contracts, refer to Note 8.

Note 4. Fair Value of Financial Instruments
The following is a summary of our marketable securities portfolio for the periods presented (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
Debt securities (government)	$585,611	$64	$(6,984)	$578,691

December 31, 2025
Debt securities (government)	$480,793	$2,028	$(34)	$482,787
The table below summarizes the contractual maturities of our available-for-sale debt securities as of September 30, 2026 (in thousands):

	Total	Less than 1 Year	1-5 Years
Fair value of debt securities (government)	$578,691	$211,841	$366,850
Debt security assets were assessed for risk of expected credit losses. As of September 30, 2026 and December 31, 2025, the available-for-sale debt securities were held in U.S. government-backed securities and in Treasury bonds and were assessed on an individual security basis to have a de minimis risk of credit loss.
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
At September 30, 2026 and December 31, 2025, our Level 2 U.S. government debt securities were valued using readily available pricing sources which utilize market observable inputs, including the current interest rate and other characteristics for similar types of investments. Our long term equity investments classified as Level 1 were valued using their respective closing stock prices on The Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three and nine months ended September 30, 2026.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2026
Cash and cash equivalents	$3,275,881	$—	$—	$3,275,881
Debt securities (government)	—	578,691	—	578,691
Long term equity investments (Note 8)	51,162	—	40,000	91,162
Total assets	$3,327,043	$578,691	$40,000	$3,945,734

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Cash and cash equivalents	$3,097,817	$—	$—	$3,097,817
Debt securities (government)	—	482,787	—	482,787
Long term equity investments (Note 8)	47,991	—	—	47,991
Total assets	$3,145,808	$482,787	$—	$3,628,595
The following fair value hierarchy table presents information about each major category of our financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2026
Acquisition-related contingent consideration	$—	$—	$92,000	$92,000
Total liabilities	$—	$—	$92,000	$92,000

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Acquisition-related contingent consideration	$—	$—	$121,000	$121,000
Total liabilities	$—	$—	$121,000	$121,000

The following is a roll forward of our Level 3 liabilities (in thousands):

2026
Balance at January 1,	$121,000
Contingent consideration earned during the period but not yet paid	(10,892)
Payments made during the period	(21,331)
Change in fair value of contingent consideration	3,223
Balance at September 30,	$92,000
The initial fair value of the contingent consideration was determined on the date of acquisition, June 1, 2016, using an income approach based on projected future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment over 18 years, and discounted to present value at a rate of 10%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of September 30, 2026 and December 31, 2025 included a discount rate of 10%, updated projections of future net sales of ICLUSIG in the European Union and other countries for the approved third line treatment, and related applicable royalty rates. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2026 was due primarily to updated projections of future net sales of ICLUSIG, including the impact from fluctuations in foreign currency exchange rates, and the passage of time.
We generally make payments to Takeda Pharmaceutical Company Limited quarterly based on the royalties earned in the previous quarter. As of September 30, 2026 and December 31, 2025, contingent consideration earned but not yet paid was $10.9 million and $12.1 million, respectively, and was included in accrued and other current liabilities.
Note 5. Concentration of Credit Risk and Current Expected Credit Losses
In November 2009, we entered into a Collaboration and License Agreement with Novartis Pharma AG (formerly known as Novartis Pharmaceutical International Ltd.) (“Novartis”). In December 2009, we entered into a License, Development and Commercialization Agreement with Eli Lilly and Company (“Lilly”). Novartis and Lilly comprised, in aggregate, 14% and 17% of the accounts receivable balance as of September 30, 2026 and December 31, 2025, respectively. For further information relating to these collaboration and license agreements, refer to Note 8.
The concentration of credit risk related to our JAKAFI and OPZELURA sales is as follows:

	Percentage of Total Net Sales for the Three Months Ended		Percentage of Total Net Sales for the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Customer A	10%	14%	11%	13%
Customer B	22%	20%	21%	21%
Customer C	18%	18%	19%	19%
Customer D	12%	10%	11%	10%
Customer E	11%	11%	10%	10%
We are exposed to risks associated with extending credit to customers related to the sale of products. Customers A, B, C, D, and E comprised, in the aggregate, 59% and 59% of the accounts receivable balance as of September 30, 2026 and December 31, 2025, respectively. The concentration of credit risk relating to our other sales or accounts receivable is not significant.
We assessed our collaborative and customer receivable assets as of September 30, 2026 according to our accounting policy for applying reserves for expected credit losses, noting minimal history of uncollectible receivables and the continued perceived creditworthiness of our third-party sales relationships, upon which the expected credit losses were considered de minimis. As of September 30, 2026 and December 31, 2025, we had a de minimis amount of allowance for doubtful accounts.

Note 6. Acquisitions

Vega Therapeutics, Inc. (“Vega”)
On June 8, 2026, we entered into an agreement with Star Therapeutics LLC (“Star”) to acquire all of the outstanding shares of capital stock of Vega, a clinical-stage drug development company and wholly owned subsidiary of Star developing novel antibody therapies for rare blood disorders, focusing on von Willebrand disease. We completed the acquisition on July 6, 2026, for cash consideration of $1.25 billion.
Vega’s lead molecule, latarcibart (formerly VGA039), is a first-in-class anti–Protein S monoclonal antibody in Phase 3 development for the treatment of von Willebrand disease, the most common inherited bleeding disorder. We accounted for the Vega transaction as an asset acquisition under U.S. GAAP because the latarcibart asset represents substantially all of the fair value of the gross assets acquired.
In addition to the $1.25 billion closing cash consideration, we incurred $16.7 million of direct transaction costs that were included in the total consideration allocated to the acquired net assets. Of the $1.267 billion in total consideration, $1.232 billion was allocated to the latarcibart asset, an acquired in-process research and development (“IPR&D”) asset. The remaining $35.3 million of total consideration was allocated to the net assets acquired, including $37.5 million of a deferred tax asset, offset by liabilities assumed. As the acquired IPR&D asset does not have an alternative future use at the acquisition date, we recognized the full amount of $1.232 billion as research and development expenses on our condensed consolidated statements of operations during the three months and nine months ended September 30, 2026.
Star is eligible to receive up to $750 million in additional payments upon the achievement of specified annual net sales milestones in the U.S. for latarcibart. Because the transaction was accounted for as an asset acquisition, the contingent milestone payments were not recognized as of the acquisition date. We will recognize any additional consideration when the related contingency is resolved, and the U.S. net sales milestones are met. No amounts were recorded for the contingent milestone payments as of September 30, 2026.
Note 7. Inventory
Our inventory balance consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$48,868	$27,860
API and work-in-process	355,581	343,678
Finished goods	71,387	71,754
Total inventory	$475,836	$443,292
Inventories, stated at the lower of cost and net realizable value, consist of raw materials, active pharmaceutical ingredients (“API”), work-in-process, and finished goods, inclusive of freight and inventoriable overhead. At September 30, 2026, $134.3 million of inventory was classified as current on the condensed consolidated balance sheet as we expect this inventory to be consumed for commercial use within the next twelve months. At September 30, 2026, $341.6 million of inventory was classified as non-current on the condensed consolidated balance sheet as we do not expect this inventory to be consumed for commercial use within the next twelve months. We obtain some inventory components from a limited number of suppliers due to technology, availability, price, quality or other considerations. The loss of a supplier, the deterioration of our relationship with a supplier, or any unilateral violation of the contractual terms under which we are supplied components by a supplier could adversely affect our total revenues and gross margins.
We capitalize inventory after regulatory approval as the related costs are expected to be recoverable through the commercialization of the product. Costs incurred prior to regulatory approval are recorded as research and development expense in our condensed consolidated statements of operations. At September 30, 2026, inventory with approximately $32.3 million of product costs incurred prior to regulatory approval had not yet been sold. We expect to sell the pre-commercialization inventory over the next 3 to 25 months and, as a result, cost of sales will reflect a lower average per unit cost of materials.

Note 8. Collaborative and Other Relationships
Novartis
In November 2009, we entered into a Collaboration and License Agreement with Novartis. Under the terms of the agreement, Novartis received exclusive development and commercialization rights outside of the United States to our JAK inhibitor ruxolitinib and certain back-up compounds for hematologic and oncologic indications, including all hematological malignancies, solid tumors and myeloproliferative diseases. We retained exclusive development and commercialization rights to JAKAFI (ruxolitinib) in the United States and in certain other indications. Novartis also received worldwide exclusive development and commercialization rights to our MET inhibitor compound capmatinib and certain back-up compounds in all indications.
Under this agreement, each company is responsible for costs relating to the development and commercialization of ruxolitinib in its respective territories, with costs of collaborative studies shared equally. Novartis is also responsible for all costs relating to the development and commercialization of capmatinib.
We were initially eligible to receive up to $174.0 million for the achievement of development milestones, up to $495.0 million for the achievement of regulatory milestones and up to $500.0 million for the achievement of sales milestones. In addition, we were initially eligible to receive up to $75.0 million of additional potential development and regulatory milestones relating to graft-versus-host-disease (“GVHD”). Since the inception of the agreement through September 30, 2026, we have recognized and received, in the aggregate, $157.0 million for the achievement of development milestones, $345.0 million for the achievement of regulatory milestones, and $200.0 million for the achievement of sales milestones.
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
During the three and nine months ended September 30, 2026, such royalties on net sales within the United States totaled $20.2 million and $56.3 million, respectively, and were reflected in cost of sales on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, such royalties on net sales within the United States totaled $19.3 million and $67.8 million, respectively, and were reflected in cost of sales on the condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, approximately $20.2 million and $20.3 million, respectively, of accrued royalties were included in accrued and other current liabilities on the condensed consolidated balance sheets.
We also are eligible to receive tiered, double-digit royalties ranging from the upper-teens to the mid-twenties on future JAKAVI (the trade name used by Novartis for ruxolitinib sales outside of the United States) net sales outside of the United States, and tiered, worldwide royalties on TABRECTA net sales that range from 12% to 14%. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2026, was $132.5 million and $362.2 million, respectively. Product royalty revenue related to Novartis’ net sales of JAKAVI outside of the United States for the three and nine months ended September 30, 2025, was $125.6 million and $327.5 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and nine months ended September 30, 2026, was $6.8 million and $19.5 million, respectively. Product royalty revenue related to Novartis’ net sales of TABRECTA worldwide for the three and nine months ended September 30, 2025, was $6.5 million and $19.6 million, respectively.

Lilly – Baricitinib
In December 2009, we entered into a License, Development and Commercialization Agreement with Lilly. Under the terms of the agreement, Lilly received exclusive worldwide development and commercialization rights to our JAK inhibitor baricitinib, and certain back-up compounds for inflammatory and autoimmune diseases.
Under this agreement, we were initially eligible to receive up to $150.0 million for the achievement of development milestones, up to $365.0 million for the achievement of regulatory milestones and up to $150.0 million for the achievement of sales milestones. In October 2025, the parties amended the agreement to enable Lilly to commercialize baricitinib for the treatment of Type 1 diabetes mellitus and to restructure the royalty obligations on net sales of baricitinib, certain developmental and regulatory milestones associated with baricitinib, and the marketing and sales support obligations of Lilly. Beginning in October 2025, we are now eligible to receive either a fixed royalty amount or tiered royalties based on defined levels of quarterly global net sales, with the tiered royalties up to a rate in the mid-teens. Since the inception of the agreement through September 30, 2026, we recognized and received, in aggregate, $149.0 million for the achievement of development milestones, $335.0 million for the achievement of regulatory milestones, $50.0 million for the achievement of sales milestones, and $100.0 million for the functional intellectual property transfer related to Type 1 diabetes mellitus.
Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2026 was $39.1 million and $113.9 million, respectively. Product royalty revenue related to Lilly net sales of OLUMIANT outside of the United States for the three and nine months ended September 30, 2025 was $37.1 million and $101.4 million, respectively.
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
Since the inception of the agreement, inclusive of amendments to the agreement, through September 30, 2026, we have paid MacroGenics developmental and regulatory milestones totaling $215.0 million. After these amendments and subsequent payments, MacroGenics will be eligible to receive up to an additional $210.0 million in future contingent development and regulatory milestones, and up to $330.0 million in sales milestones as well as tiered royalties ranging from 15% to 24% of global net sales. In June 2025, MacroGenics sold certain of its rights to such future tiered royalties on and after June 30, 2025 to Sagard Healthcare Partners (Delaware) II LP.
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

Inclusive of an upfront, non-refundable payment, since the inception of the agreement through September 30, 2026, we have made payments of $129.5 million to Syndax, which were previously recorded in research and development expense or in other intangible assets, as discussed above. Syndax is eligible to receive up to $207.5 million in future contingent development and regulatory milestones and up to $225.0 million in sales milestones as well as tiered royalties ranging in the mid-teens on net sales in Europe and Japan and low double digit percentage on net sales in the rest of the world outside of the United States. Syndax’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of patent rights in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product comprising axatilimab in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.
As of September 30, 2026, we held an investment of approximately 1.4 million shares of Syndax common stock. The fair market value of our long term investment in Syndax as of September 30, 2026 and December 31, 2025 was $26.7 million and $29.9 million, respectively. For the three and nine months ended September 30, 2026, we recorded an unrealized loss of $4.3 million and $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods. For the three and nine months ended September 30, 2025, we recorded an unrealized gain of $8.6 million and $3.1 million, respectively, based on the change in fair value of Syndax’s common stock during the respective periods.
Research and development expenses for the three and nine months ended September 30, 2026, includes $4.8 million and $15.1 million, respectively, related to our 55% share of the co-development costs for axatilimab. Research and development expenses for the three and nine months ended September 30, 2025, includes $6.3 million and $16.3 million, respectively, related to our 55% share of the co-development costs for axatilimab. At September 30, 2026 and December 31, 2025, $1.4 million and $2.4 million, respectively, was included in accrued and other liabilities on the condensed consolidated balance sheet for amounts due to Syndax under the agreement.
In connection with the United States co-commercialization efforts, Syndax’s 50% share of profit for the three and nine months ended September 30, 2026 was $20.3 million and $54.9 million, respectively. Syndax’s 50% share of profit for the three and nine months ended September 30, 2025 was $14.3 million and $24.6 million, respectively, which is reflected in cost of sales on the condensed consolidated statement of operations. At September 30, 2026 and December 31, 2025, $29.5 million and $27.6 million, respectively, was included in accrued and other liability on the consolidated balance sheet for amounts due to Syndax related to United States co-commercialization activities.
Prelude
In November 2025, we entered into an exclusive purchase option agreement with Prelude Therapeutics Incorporated (“Prelude”). Under the terms of the agreement, we secured an exclusive option to acquire Prelude’s mutant selective JAK2V617F JH2 inhibitor program, including Prelude’s library of preclinical candidates. We paid Prelude a total of $60.0 million, comprised of an upfront payment of $35.0 million, plus a $25.0 million equity investment in Prelude. The $35.0 million upfront payment was recorded in research and development expense during the fourth quarter of 2025. We purchased 6.25 million shares of Prelude non-voting common stock at a price of $4.00 per share. Of this $25.0 million equity investment, approximately $17.1 million was expensed in research and development during the fourth quarter of 2025 as a premium above fair value of the stock purchase. The remaining $7.9 million is the initial fair value of our investment in Prelude. We are accounting for our shares held in Prelude at fair value whereby the investment is marked to market through earnings in each reporting period. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, we recorded an unrealized loss of $8.9 million and unrealized gain of $6.3 million, respectively based on the change in fair value of Prelude’s common stock during the period. The fair market value of our total long term investment in Prelude as of September 30, 2026 and December 31, 2025 was $24.4 million and $18.1 million, respectively.
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
The $80.0 million upfront payment was determined to be a prepayment for future research and development services and thus will be amortized over the five-year term of the agreement. Research and development expenses during the three and nine months ended September 30, 2026, includes $4.0 million and $6.7 million, respectively, relating to the amortization of this upfront payment. Additionally, as of September 30, 2026, $16.0 million and $57.3 million were recorded in prepaid expenses and other current assets and other assets, net, respectively, on the condensed consolidated balance sheet relating to this upfront payment.
We purchased approximately 4.3 million shares of Genesis Series B-3 Preferred Stock for $40.0 million, at a price of $9.332 per share. As there is no readily determinable fair value for the shares we hold in Genesis, we have elected to account for our investment using the measurement alternative under ASC 321 whereby our investment is measured at cost, less any impairment, and adjusted for observable price changes in orderly transactions for identical or similar securities of Genesis. We monitor the investment for any observable price changes or impairment indicators. Any subsequent changes in fair value of our investment will be recognized within gain (loss) on equity investments on our condensed consolidated statements of operations. Given our intent to hold the investment for the foreseeable future, we have classified the investment within long term equity investments on the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2026, we did not identify any impairment or observable price changes related to our investment in Genesis.
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

Note 9. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Office equipment	$24,820	$24,411
Laboratory equipment	261,132	258,003
Computer equipment	171,392	152,156
Land	10,977	11,273
Building and leasehold improvements	598,336	610,027
Operating lease right-of-use assets	15,309	19,596
Construction in progress	33,843	30,485
	1,115,809	1,105,951
Less accumulated depreciation and amortization	(414,708)	(375,066)
Property and equipment, net	$701,101	$730,885
In May 2024, we purchased additional property in Wilmington, Delaware, including land, office buildings and parking garages for a purchase price of $48.7 million. Subsequent to the purchase, we incurred additional construction costs of approximately $28.6 million through December 2025. During December 2025, the downtown Wilmington, Delaware properties met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations for the year ended December 31, 2025 relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties was recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025. During the first quarter of 2026, we sold these downtown properties, and recognized an additional $23.2 million of expenses relating to disposal costs, which are included in Asset impairment and related disposal costs in the condensed consolidated statements of operations.
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Royalties	$45,003	$40,678
Clinical related costs	163,316	175,932
Sales allowances	623,940	642,468
Sales and marketing	58,892	71,248
Accrued taxes	2,876	4,755
Operating lease liabilities	5,650	5,697
Other current liabilities	67,741	90,723
Total accrued and other current liabilities	$967,418	$1,031,501

Note 11. Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of accumulated other comprehensive income (loss) during the nine months ended September 30, 2026 and 2025:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Loss)	Net Unrealized Gains (Losses) on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2026	$51,433	$1,994	$(27,965)	$25,462
Other comprehensive loss before reclassifications	(3,780)	(8,914)	—	(12,694)
Net amount reclassified from accumulated other comprehensive income	—	—	688	688
Net other comprehensive (loss) income	(3,780)	(8,914)	688	(12,006)
Balances at September 30, 2026	$47,653	$(6,920)	$(27,277)	$13,456

(Amounts presented net of taxes)	Foreign Currency Translation Gains	Net Unrealized Gains on Marketable Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$26,457	$346	$(39,924)	$(13,121)
Other comprehensive income before reclassifications	24,661	1,342	—	26,003
Net amount reclassified from accumulated other comprehensive income	—	—	1,673	1,673
Net other comprehensive income	24,661	1,342	1,673	27,676
Balances at September 30, 2025	$51,118	$1,688	$(38,251)	$14,555
Note 12. Stock Compensation
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
We recorded $69.8 million and $201.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. We recorded $61.6 million and $187.2 million of stock compensation expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations included research and development expense of $43.5 million, $120.9 million, $39.7 million and $114.1 million for the three and nine months ended September 30, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included selling, general and administrative expense of $25.1 million, $77.3 million, $21.0 million and $70.5 million for the three and nine months ended September 30, 2026 and 2025, respectively. Stock compensation expense included within our condensed consolidated statements of operations also included cost of sales of $1.2 million, $3.0 million, $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2026 and 2025.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30,				September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Average risk-free interest rates	4.28%	3.99%	4.14%	4.13%	4.33%	3.83%	3.98%	4.03%
Average expected life (in years)	5.22	5.17	5.12	5.01	0.50	0.50	0.50	0.50
Volatility	30%	29%	30%	29%	34%	32%	33%	35%
Weighted-average fair value (in dollars)	$40.64	$23.58	$38.45	$23.45	$23.45	$14.72	$22.54	$14.95
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
Option activity under our 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Options
	Shares	Weighted Average Exercise Price
Balance at December 31, 2025	10,859,861	$83.46
Options granted	1,267,479	$112.59
Options exercised	(3,404,545)	$83.34
Options cancelled	(331,207)	$88.61
Balance at September 30, 2026	8,391,588	$87.70
Our annual stock option grants generally have a 10-year term and vest over four years, with 25% vesting after one year and the remainder vesting in 36 equal monthly installments, subject to customary retirement provisions that may accelerate the requisite service period for expense recognition purposes.

RSU and PSU award activity under the 2010 Stock Plan and 2024 Inducement Plan was as follows:

	Shares Subject to Outstanding Awards
	Shares	Grant Date Value
Balance at December 31, 2025	9,275,450	$66.86
RSUs granted	2,411,809	$114.56
PSUs granted	282,010	$148.52
Additional PSUs earned	63,187	$61.76
RSUs released	(2,638,862)	$67.48
PSUs released	(301,881)	$63.94
RSUs cancelled	(471,271)	$71.69
PSUs cancelled	(24,288)	$84.61
Balance at September 30, 2026	8,596,154	$82.49
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
We grant PSUs with performance and/or service-based milestones with graded and/or cliff vesting over three to six years. The shares of our common stock into which each PSU may convert is subject to a multiplier based on the level at which the financial, developmental and market performance conditions are achieved over the service period. Compensation expense for PSUs with financial and developmental performance conditions is recorded over the estimated service period for each milestone when the performance conditions are deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recorded. Compensation expense for PSUs with market performance conditions is calculated using a Monte Carlo simulation model as of the date of grant and recorded over the requisite service period. For the three and nine months ended September 30, 2026, we recorded $6.4 million and $21.8 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025 we recorded $2.6 million and $12.6 million, respectively, of stock compensation expense for PSUs on our condensed consolidated statements of operations.
The following table summarizes our shares available for grant under the 2010 Stock Plan and 2024 Inducement Plan. Each RSU and PSU grant reduces the available share pool by one share.

Shares Available for Grant
Balance at December 31, 2025	9,059,040
Options, RSUs and PSUs granted and issuance of shares for services rendered	(4,090,265)
Options, RSUs and PSUs cancelled	826,766
Balance at September 30, 2026	5,795,541
We estimate an annualized forfeiture rate for our options, RSUs and PSUs. Under the true-up provisions of the stock compensation guidance, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
Total compensation cost of options granted but not yet vested, as of September 30, 2026, was $43.0 million, which is expected to be recognized over the weighted average period of approximately 1.4 years. Total compensation cost of RSUs granted but not yet vested, as of September 30, 2026, was $330.2 million, which is expected to be recognized over the weighted average period of approximately 1.6 years. Total compensation cost of PSUs granted but not yet vested, as of September 30, 2026, was $57.6 million, which is expected to be recognized over the weighted average period of 2.2 years, should the underlying performance conditions be deemed probable of achievement.

Note 13. Income Taxes
For the three and nine months ended September 30, 2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our (loss) income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income before provision for income taxes	$(688,848)	$482,308	$406,266	$1,274,510
Provision for income taxes	95,955	58,139	302,134	287,139

Effective tax rate	(13.9)%	12.1%	74.4%	22.5%
Our effective tax rates for the three and nine months ended September 30, 2026 were unfavorably impacted by a one-time non-deductible charge of $1.23 billion associated with the acquisition of Vega and a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. This was partially offset by tax benefits associated with the generation of tax credits, stock compensation related tax deductions and foreign tax effects. In addition, our effective tax rate for the nine months ended September 30, 2026 was favorably impacted by changes in unrecognized tax benefits.
Our effective tax rate for the three months ended September 30, 2025 was favorably impacted by a net decrease in our valuation allowance against certain U.S. federal deferred tax assets, resulting from the 2025 U.S. tax law changes described below. Our effective tax rate for the nine months ended September 30, 2025 was unfavorably impacted by an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with the generation of tax credits, the effect of cross-border tax laws and a decrease in a prior year valuation allowance against certain U.S. federal deferred tax assets, resulting from the 2025 U.S. tax law changes.
The effective tax rates for the three and nine months ended September 30, 2026 were unfavorable as compared to the three and nine months ended September 30, 2025 primarily due to the one-time non-deductible charge of $1.23 billion associated with the acquisition of Vega.
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
In July 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which modified certain provisions of the Tax Cuts and Jobs Act of 2017, including those related to the expensing of domestic research and development costs, the deduction for foreign-derived intangible income, and the global intangible low-taxed income regime. The OBBBA also introduced multiple elections related to the treatment of domestic research and development expenditures. As a result of these changes, we expect to fully deduct certain expenditures for which deferred tax assets had previously been recorded and, accordingly, no longer maintain a valuation allowance against such amounts. The absence of these deferred tax assets and related valuation allowance continues to have a favorable impact on our effective tax rate for the current period.

Note 14. Net (Loss) Income Per Share
Net (loss) income per share was calculated as follows for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net (loss) income	$(784,803)	$424,169	$104,132	$987,371

Weighted average common shares outstanding	203,246	195,670	200,989	194,459

Basic net (loss) income per share	$(3.86)	$2.17	$0.52	$5.08

Diluted net (loss) income	$(784,803)	$424,169	$104,132	$987,371

Weighted average common shares outstanding	203,246	195,670	200,989	194,459
Dilutive stock options and awards	0	5,759	7,773	4,946
Weighted average shares used to compute diluted net (loss) income per share	203,246	201,429	208,762	199,405

Diluted net (loss) income per share	$(3.86)	$2.11	$0.50	$4.95
All stock options and stock awards were excluded from the diluted share calculation for the three months ended September 30, 2026 because their effect would have been anti-dilutive, as we were in a net loss position. The potential common shares that were excluded from the diluted net (loss) income per share computation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options and awards	9,236,142	8,111,846	2,409,289	11,064,833
Note 15. Employee Benefit Plans
Defined Contribution Plans
We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code covering all U.S. employees and defined contribution plans for other Incyte employees in Europe and Japan. Employees may contribute a portion of their compensation, which is then matched by us, subject to certain limitations. Defined contribution expense for the three and nine months ended September 30, 2026 was $6.4 million and $19.1 million, respectively. Defined contribution expense for the three and nine months ended September 30, 2025 was $5.8 million and $17.3 million, respectively.
Defined Benefit Pension Plans
We have defined benefit pension plans for our employees in Europe which provide benefits to employees upon retirement, death or disability. The assets of the pension plans are held in collective investment accounts represented by the cash surrender value of an insurance policy and are classified as Level 2 within the fair value hierarchy.

The net periodic benefit cost was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$4,101	$4,068	$12,231	$11,674
Interest cost	667	489	2,050	1,402
Expected return on plan assets	(1,874)	(1,867)	(5,761)	(5,358)
Amortization of prior service cost	102	228	314	648
Amortization of actuarial losses	122	357	374	1,025
Net periodic benefit cost	$3,118	$3,275	$9,208	$9,391
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
Loans under the Credit Agreement will bear interest, at our option, at a per annum rate equal to either (a) a base rate (but not less than 1.00%) plus an applicable rate per annum varying from 0.125% to 0.875% depending on our consolidated leverage ratio or (b) a rate based on the secured overnight financing rate (“SOFR”) plus a credit spread adjustment of 0.10% (but not less than 0.00%), plus an applicable rate per annum varying from 1.125% to 1.875% depending on our consolidated leverage ratio. Commitment fees payable on the undrawn commitment range from 0.15% per annum to 0.225% per annum, based on our consolidated leverage ratio. We may, at our option, prepay any borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty, subject to customary exceptions. As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings or letters of credit outstanding and were in compliance with all covenants under this facility.
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

We brought a lawsuit against CMS alleging that a regulation issued by CMS on the definition of “line extension” for purposes of the Medicaid rebate program was too broad and had the unintended consequence of treating OPZELURA as a “line extension” of JAKAFI under this program. In the second quarter of 2026, we reached an agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA (ruxolitinib) cream. Under the agreement, CMS will not apply the line extension regulations to OPZELURA as if it were a line extension of JAKAFI (ruxolitinib). In the second quarter of 2026, we recorded a one-time, non-cash benefit of $246.0 million in net sales on the condensed consolidated statements of operations, associated with the reversal of previously established accrual balances through March 31, 2026, related to liabilities associated with the potential application of the line extension regulations to OPZELURA. We no longer accrue for the potential application of the line extension regulations to OPZELURA.
In addition, we have various patent disputes and litigation initiated by us related to potential generic or other competition for our products, as described below under Part II, Item 1A. “Risk Factors—Risks Relating to Commercialization of Our Products— Competition for our products could harm our business and result in a decrease in our revenue.”
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

Net (loss) income for our segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,316,413	$1,149,856	$3,909,046	$3,131,544
Product royalty revenues	190,991	171,124	516,873	452,863
Milestone and contract revenues	49,800	45,000	78,000	50,000
Total revenues	1,557,204	1,365,980	4,503,919	3,634,407

Costs, expenses and other:
Cost of sales (including definite-lived intangible amortization)	108,744	99,001	318,224	250,955
Contract dispute settlement	—	—	—	(242,251)
Research and development - internal[1]	283,647	250,140	812,438	715,171
Research and development - external[2]	270,746	256,344	762,208	695,459
Other research and development[3]	1,237,263	100	1,249,863	28,150
Sales and marketing	296,885	272,302	842,200	786,265
General and administrative	67,388	56,779	201,895	199,529
Asset impairment and related disposal costs	—	—	23,214	—
Loss (gain) on change in fair value of acquisition-related contingent consideration	892	(12,204)	3,223	22,129
Other segment items[4]	76,442	19,349	186,522	191,629
Net (loss) income	$(784,803)	$424,169	$104,132	$987,371
1.Research and development - internal is comprised of internally generated costs such as salaries, travel, regulatory costs, lab costs and contracting.
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
Total Revenues by Geographic Location
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,434,977	$1,261,261	$4,166,555	$3,375,171
Europe	107,374	100,306	304,934	247,744
Other countries	14,853	4,413	32,430	11,492
Total revenues	$1,557,204	$1,365,980	$4,503,919	$3,634,407

Property and Equipment, Net by Geographic Location
Property and equipment, net by geographic location was as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$397,790	$406,829
Switzerland	291,013	309,802
Other countries	12,298	14,254
Total property and equipment, net	$701,101	$730,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations as of and for the three and nine months ended September 30, 2026 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC.
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
•future required expertise relating to development, manufacturing, sales and marketing;
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
•our ability to sustain profitability;
•public health pandemics such as the COVID-19 pandemic, natural disasters, or geopolitical events such as the Russian invasion of Ukraine and conflicts in the Middle East; and
•the risks set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described under “Risk Factors” in Part II, Item 1A of this report before deciding whether to invest in our company.
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
•Healthcare reform measures, including federal and state drug pricing reforms, could impact the pricing and profitability of pharmaceuticals and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.
•If we are unable to establish collaborations or if these future collaborations are unsuccessful in the development and commercialization of our drug candidates, our research, development and commercialization efforts may be unsuccessful, which could adversely affect our results of operations, financial condition and future revenue prospects.
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
•We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees or our inability to attract and retain additional personnel would affect our ability to expand our drug discovery and development programs and achieve our objectives.
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
Myelofibrosis. MF, a rare, life-threatening condition, is considered the most serious of the MPNs and can occur either as primary MF or as secondary MF in patients who previously had PV or essential thrombocythemia (“ET”). In November 2011, the FDA approved JAKAFI for the treatment of adults with intermediate- or high-risk MF, including primary MF, post-PV MF and post-ET MF. There were no FDA approved therapies for MF until the approval of JAKAFI.
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
ICLUSIG (ponatinib)
In June 2016, we acquired the European operations of ARIAD Pharmaceuticals, Inc. and obtained an exclusive license to develop and commercialize ICLUSIG (ponatinib), a kinase inhibitor, in Europe and other select countries. The primary target for ICLUSIG is BCR-ABL, an abnormal tyrosine kinase that is expressed in chronic myeloid leukemia (“CML”) and Philadelphia chromosome-positive acute lymphoblastic leukemia (“Ph+ ALL”).
In the European Union (“EU”), ICLUSIG is approved for the treatment of adult patients with chronic phase, accelerated phase or blast phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation. In the EU, ICLUSIG also is approved for the treatment of adult patients with Ph+ ALL who are resistant to dasatinib; who are intolerant to dasatinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation. In July 2026, the EU approved ICLUSIG for the treatment of pediatric patients 6 years of age or older with chronic phase CML who are resistant to dasatinib or nilotinib; who are intolerant to dasatinib or nilotinib and for whom subsequent treatment with imatinib is not clinically appropriate; or who have the T315I mutation.
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
Follicular Lymphoma. In June 2025, MONJUVI was approved by the FDA for the treatment of adult patients with r/r follicular lymphoma (“FL”) in combination with rituximab and lenalidomide. In December 2025, MINJUVI was approved by the European Commission in combination with lenalidomide and rituximab for the treatment of adult patients with r/r FL (Grade 1-3a) after at least one line of systemic therapy. Also in December 2025, MINJUVI was approved by the MHLW in combination with rituximab and lenalidomide for adult patients with r/r FL (2L+ FL).
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
Myelofibrosis. INCA033989 is being evaluated for the treatment of adults with mutCALR-positive MF. In December 2025, at the 2025 American Society of Hematology Annual Meeting, we presented data from our Phase 1 studies evaluating INCA033989 as a monotherapy and in combination with ruxolitinib in patients with mutCALR positive MF. The data demonstrated rapid and robust reductions in spleen volume and symptoms, and improvements in anemia with INCA033989 treatment, and a favorable safety profile with no dose limiting toxicities reported. Additionally, exploratory analyses from clinical studies demonstrate the potential for disease modifying activity by directly inhibiting and eliminating oncogenic mutCALR cells, while sparing healthy cells and restoring normal blood cell production in MF patients with a CALR mutation. A Phase 3 study (EXCALIBUR-MF2) is expected to initiate by year end 2026. The trial will evaluate INCA033989 versus best available therapy in patients with CALR-mutated MF who were previously treated with a JAK inhibitor.
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
Axatilimab-csfr
Axatilimab is a colony stimulating factor-1 receptor (CSF-1R)-blocking antibody targeting monocytes and macrophages, reducing inflammation and fibrosis associated with chronic GVHD. A Phase 2 trial evaluating axatilimab in combination with ruxolitinib in patients with newly diagnosed chronic GVHD is ongoing, with results expected to be presented at a medical meeting in the first quarter of 2027. A Phase 3 trial evaluating axatilimab in combination with corticosteroids as an initial treatment in patients with chronic GVHD is ongoing, with results anticipated in early 2028.

Tafasitamab
Tafasitamab is a humanized Fc-modified cytolytic CD19 targeting monoclonal antibody that is being evaluated in combination with lenalidomide added to rituximab plus chemotherapy as a first-line therapy for patients with DLBCL.
In January 2026, we announced positive topline results from the pivotal Phase 3 frontMIND trial evaluating tafasitamab and lenalidomide in combination with R-CHOP as a first-line therapy for patients with DLBCL. The trial met the primary endpoint of progression free survival by investigator assessment and also met the key secondary endpoint of event-free survival by investigator assessment. No new safety signals were observed. Global regulatory submissions for tafasitamab and lenalidomide in addition to R-CHOP for the first-line treatment of adult patients with newly diagnosed DLBCL were submitted and accepted in the second quarter of 2026. A potential approval and launch in the U.S. are anticipated in the first quarter of 2027.
Latarcibart (formerly VGA039)
In July 2026, we completed the acquisition of Vega Therapeutics Inc. (“Vega”), a wholly owned subsidiary of Star Therapeutics LLC, which has been developing latarcibart, a novel investigational monoclonal antibody that modulates Protein S to restore hemostasis. Latarcibart has received Breakthrough Therapy, Fast Track, orphan drug and rare pediatric disease designations from the FDA and is currently in Phase 3 development for patients with von Willebrand disease (“VWD”), the most common inherited bleeding disorder.
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
In the third quarter of 2026, as part of our strategic shift in focus toward the first-line maintenance ovarian cancer setting, enrollment in the Phase 3 study (MAESTRA-2) evaluating INCB123667 in PROC was discontinued. A Phase 3 study (MAESTRA-3) evaluating INCB123667 in first-line maintenance ovarian cancer is planned to initiate in the fourth quarter of 2026.
INCB161734 (KRAS G12D)
INCB161734 is a potent, selective and orally bioavailable KRAS G12D inhibitor that is currently being evaluated in patients with locally advanced or metastatic solid tumors with KRASG12D mutation.
Pancreatic Ductal Adenocarcinoma. In October 2025, we presented preliminary data from the ongoing Phase 1 study at the 2025 European Society for Medical Oncology (“ESMO”) Congress. In the study, INCB161734 demonstrated a manageable safety profile and clinical efficacy in heavily pretreated pancreatic ductal adenocarcinoma (“PDAC”) patients with a KRASG12D mutation. In the first quarter of 2026, a Phase 3 study (DAWN-303) was initiated, evaluating INCB161734 as a first-line treatment in patients with metastatic PDAC in combination with standard-of-care chemotherapy (mFOLFIRINOX or GEMNabP) versus chemotherapy alone. Results from the Phase 3 study are anticipated in 2028. A Phase 3 study evaluating INCB161734 as adjuvant therapy following surgical resection in patients with PDAC is expected to initiate in 2027.

In October 2026, data from the ongoing Phase 1 trial evaluating INCB161734 in combination with standard-of-care chemotherapy (mFOLFOX and GemNabP) as a first-line treatment in patients with metastatic PDAC, as well as data evaluating INCB161734 in combination with cetuximab in patients with advanced/metastatic colorectal cancer (“CRC”), were presented as rapid oral presentations at the 2026 ESMO Congress.
A Phase 3 study (DAWN-302) evaluating INCB161734 in combination with cetuximab in patients with previously treated CRC is anticipated to initiate in the first half of 2027.
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
In the fourth quarter of 2025, a Phase 3 study evaluating INCA33890 in combination with standard-of-care chemotherapy and bevacizumab as a first-line treatment in patients with MSS CRC was initiated. In October 2026, data from the ongoing Phase 1 trial evaluating INCA33890 in combination with standard-of-care therapies as a first-line treatment in patients with MSS CRC were presented as a rapid oral presentation at the 2026 ESMO Congress. Also in October 2026, a Phase 2 study (NEXERA-204) evaluating INCA33890 for the treatment of circulating tumor DNA-positive stage II/III MSS CRC after curative resection and chemotherapy was initiated.
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
In July 2026, the European Commission approved OPZELURA for the treatment of moderate AD in adult patients for whom topical corticosteroids (“TCSs”) and topical calcineurin inhibitors (“TCIs”) are inadequate or inappropriate. OPZELURA is the first steroid-free topical JAK inhibitor approved in the EU for adults with moderate AD. This approval represents OPZELURA’s second approved indication in the EU.
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
Povorcitinib
Povorcitinib, an oral small molecule selective JAK1 inhibitor, is being evaluated for the treatment of HS, nonsegmental vitiligo, prurigo nodularis (“PN”) and asthma.
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
In September 2026, the CHMP issued a positive opinion recommending the approval of POVOFORTAY (povorcitinib) for the treatment of active moderate to severe HS in adults who have responded inadequately to, or who are intolerant or contraindicated to, an anti-TNF therapy. We anticipate a regulatory decision from the European Commission in the fourth quarter of 2026. The NDA submission for povorcitinib in patients with moderate to severe HS was accepted by the FDA in the first quarter of 2026 and we anticipate a potential approval in the U.S. in the first quarter of 2027.
Nonsegmental Vitiligo. In March and October 2023, we presented results from the Phase 2b clinical study evaluating povorcitinib in patients with extensive nonsegmental vitiligo. The results demonstrated that treatment with oral povorcitinib was associated with substantial total body and facial repigmentation, as measured by Total Vitiligo Area Scoring Index. Based on these results, two Phase 3 studies (STOP-V1 and STOP-V2) evaluating povorcitinib (30mg) in participants with extensive nonsegmental vitiligo were initiated in late 2023. In April 2026, we announced positive results from the Phase 3 program. In both STOP-V1 and STOP-V2, povorcitinib achieved the primary endpoint of >75% reduction in Facial Vitiligo Area Scoring Index from baseline at Week 52. Across both studies, statistically significant and clinically meaningful differences were also observed in key secondary endpoints, including a >50% reduction in Total Vitiligo Area Scoring Index at Week 52. The overall safety and tolerability profile of povorcitinib through 52 weeks was consistent with prior studies, with no new safety signals observed. Positive results from these studies will support regulatory applications for povorcitinib in vitiligo which are planned for the first half of 2027.
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
Asthma. In July 2023, we initiated a Phase 2 study evaluating povorcitinib in patients with moderate to severe uncontrolled asthma. Proof-of-concept data from this study are anticipated by year-end 2026.

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
Below is a brief description of our significant business relationships and collaborations and related license agreements that expand our pipeline and provide us with certain rights to existing and potential new products and technologies. Additional information regarding our collaboration agreements, including their financial and accounting impact on our business and results of operations, can be found in Note 8 of Notes to the Consolidated Financial Statements.
Out-License Agreements
Mirum
In April 2026, we entered into an exclusive license agreement with Mirum Pharmaceuticals, Inc. granting Mirum worldwide rights to ATEBRIOZ (zilurgisertib), an ALK2 inhibitor for fibrodysplasia ossificans progressiva (“FOP”). Under the terms of the agreement, we received an upfront payment, and are eligible for additional development and regulatory milestone payments, as well as sales-based milestones and tiered royalties in the mid-to-high single digit percent range on worldwide net sales. In September 2026, the FDA approved ATEBRIOZ (zilurgisertib) to reduce the volume of total new heterotopic ossification in adults and pediatric patients aged 12 years and older with FOP. In connection with the FDA approval, we received a Priority Review Voucher.
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
For a discussion of our critical accounting policies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2026.
Recent Accounting Pronouncements and Regulatory Updates
For a discussion of recently issued accounting standards, refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Results of Operations
We recorded net loss of $784.8 million and basic and diluted net loss per share of $3.86 for the three months ended September 30, 2026, as compared to net income of $424.2 million and basic net income per share of $2.17 and diluted net income per share of $2.11 in the corresponding period in 2025. We recorded net income of $104.1 million and basic net income per share of $0.52 and diluted net income per share of $0.50 for the nine months ended September 30, 2026, as compared to net income of $987.4 million and basic net income per share of $5.08 and diluted net income per share of $4.95 in the corresponding period in 2025.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
JAKAFI net sales[1]	$826.5	$791.1	$2,400.9	$2,264.3
OPZELURA net sales[2]	254.9	188.0	847.6	471.2
ICLUSIG net sales	33.5	37.6	103.4	99.8
PEMAZYRE net sales	21.2	22.7	67.2	63.4
MINJUVI/MONJUVI net sales	54.6	42.0	157.5	102.7
NIKTIMVO net sales	67.4	45.8	182.8	95.6
ZYNYZ net sales	58.3	22.7	149.7	34.6
Total net sales	1,316.4	1,149.9	3,909.1	3,131.6
JAKAVI product royalty revenues	132.5	125.6	362.2	327.5
OLUMIANT product royalty revenues	39.1	37.1	113.9	101.4
TABRECTA product royalty revenues	6.8	6.5	19.5	19.5
Other product royalty revenues	12.6	1.9	21.2	4.4
Total product royalty revenues	191.0	171.1	516.8	452.8
Milestone and contract revenues	49.8	45.0	78.0	50.0
Total revenues	$1,557.2	$1,366.0	$4,503.9	$3,634.4
1 2026 net sales include JAKAFI and JAKAFI XR following the launch of JAKAFI XR in the second quarter of 2026.
2 OPZELURA net sales for the nine months ended September 30, 2026 includes $246.0 million related to our agreement with CMS to resolve our litigation related to the application of Medicaid rebate rules to OPZELURA. Refer below for further information.
The increase in JAKAFI net sales for the three months ended September 30, 2026 as compared to the corresponding period in 2025 was comprised of a volume increase of $102.8 million, offset in part by a price decrease of $67.4 million. The increase in JAKAFI net sales for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 reflected a volume increase of $231.6 million, offset in part by a price decrease of $95.0 million. The volume increase was primarily driven by an increase in paid demand of 12% and 9% for the three and nine months ended September 30, 2026, respectively, reflecting continued demand growth across all indications. JAKAFI inventory levels were within normal range at the end of the third quarter of 2026.
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
The increase in OPZELURA net sales for the three months ended September 30, 2026 as compared to the corresponding period in 2025 was comprised of a volume increase of $48.5 million and a price increase of $18.4 million. Excluding this $246.0 million impact discussed above, the increase in OPZELURA net sales for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 reflected a volume increase of $141.6 million, offset in part by a price decrease of $11.2 million. The volume increase was primarily due to increased patient demand in the U.S. in both atopic dermatitis and vitiligo. Additionally, OPZELURA net sales from outside the U.S. were $46.9 million and $126.4 million during the three and nine months ended September 30, 2026, respectively, as compared to $44.4 million and $100.2 million for the three and nine months ended September 30, 2025, respectively, with the increase in both periods primarily driven by continued uptake in Canada and Italy, as well as entry into new markets. OPZELURA inventory levels were within normal range at the end of the third quarter of 2026.

The increase in other hematology and oncology net sales for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was primarily driven by increased demand of NIKTIMVO, MONJUVI/MINJUVI and ZYNYZ, reflecting continued strong uptake of these products in the U.S. and their entry into new markets outside of the U.S. The impact from changes in price was not material.
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
The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

Nine Months Ended September 30, 2026	Discounts and Distribution Fees	Commercial & Government Rebates and Chargebacks	Co-Pay Assistance and Other Discounts	Product Returns	Total
Balance at January 1, 2026	$38,780	$562,167	$14,189	$30,955	$646,091
Allowances for current period sales	191,982	1,680,950	148,628	23,510	2,045,070
Allowances for prior period sales	(3,193)	(224,203)	(28)	(3)	(227,427)
Credits/payments for current period sales	(145,422)	(1,262,260)	(127,646)	(31)	(1,535,359)
Credits/payments for prior period sales	(35,585)	(230,307)	(14,161)	(16,858)	(296,911)
Balance at September 30, 2026	$46,562	$526,347	$20,982	$37,573	$631,464
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
Product royalty revenues on commercial sales of JAKAVI and TABRECTA by Novartis are based on net sales of licensed products in licensed territories as provided by Novartis. Product royalty revenues on commercial sales of OLUMIANT by Lilly are based on net sales of licensed products in licensed territories as provided by Lilly. The increase in total royalty revenues for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was primarily driven by growth in JAKAVI royalty revenue.

Our milestone and contract revenues for the three and nine months ended September 30, 2026 were primarily derived from developmental and regulatory milestones received from our third party collaborators, as well as out-licensing arrangements with our third party collaborators. Our milestone and contract revenues for the three and nine months ended September 30, 2025, were primarily derived from a combination of upfront payments received from our third party collaborators for the transfer of functional intellectual property, as well as developmental milestones received from our third party collaborators.
Cost of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Product costs	$32.7	$41.1	$102.1	$99.2
Salary and benefits related	6.7	5.0	26.1	15.3
Stock compensation	1.2	0.9	3.0	2.6
Royalty expense	40.8	30.8	111.2	90.4
Profit share	20.3	14.3	54.9	24.6
Amortization of definite-lived intangible assets	7.0	6.9	20.9	18.9
Total cost of sales	$108.7	$99.0	$318.2	$251.0
Cost of sales includes all product related costs, reserves for obsolescence, employee personnel costs, including stock compensation, for those employees dedicated to the production of our commercial products, royalties and profit sharing under our collaborative agreements and amortization of our licensed intellectual property rights for ICLUSIG and capitalized milestone payments. The increase in cost of sales for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was primarily driven by increased royalty expense and NIKTIMVO profit share.
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

Operating Expenses
Research and development expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Salary and benefits related	$167.7	$146.9	$468.2	$410.9
Stock compensation	43.5	39.7	120.9	114.1
Vega IPR&D expense	1,231.5	—	1,231.5	—
Clinical research and outside services	317.2	278.9	903.2	794.7
Occupancy and all other costs	31.8	41.1	100.7	119.1
Total research and development expenses	$1,791.7	$506.6	$2,824.5	$1,438.8
We account for research and development costs by natural expense line and not costs by project. The increase in salary and benefits related expense for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was due primarily to increased headcount to sustain our development pipeline. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.
Research and development expenses for the three and nine months ended September 30, 2026 also include the $1.23 billion of expense related to the acquired in-process research and development assets as part of the Vega acquisition, as described in Note 6 to the Condensed Consolidated Financial Statements. The increase in clinical research and outside services expense for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025, was primarily due to continued investment in our late-stage development assets. Research and development expenses for the three and nine months ended September 30, 2026 and 2025 were net of $4.0 million, $12.8 million, $4.3 million and $10.8 million, respectively, of costs reimbursed by our collaborative partners.
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
Selling, general and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Salary and benefits related	$122.7	$105.4	$339.1	$297.4
Stock compensation	25.1	21.0	77.3	70.5
Other contract services and outside costs	216.5	202.7	627.7	617.9
Total selling, general and administrative expenses	$364.3	$329.1	$1,044.1	$985.8
The increase in salary and benefits related expense for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was due primarily to increased headcount. Stock compensation expense may fluctuate from period to period based on the number of awards granted, stock price volatility and expected award lives, as well as expected award forfeiture rates which are used to value equity-based compensation.

Asset impairment and related disposal costs
As described further in Note 9 of Notes to the Condensed Consolidated Financial Statements, during December 2025, the downtown Wilmington, Delaware properties that we acquired in May 2024 met the criteria to be classified as assets held for sale. As a result of this classification, we recorded an asset impairment charge of $76.3 million on our consolidated statement of operations for the year ended December 31, 2025 relating to the downtown Wilmington properties in order to reflect the properties at the lower of their carrying amount or estimated fair value less cost to sell as of December 31, 2025. The estimated fair value less cost to sell of the properties was recorded within the Prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2025. During the first quarter of 2026, we sold these downtown properties, and recognized an additional $23.2 million of expenses relating to disposal costs, which are included in Asset impairment and related disposal costs in the condensed consolidated statements of operations.
Loss (gain) on change in fair value of acquisition-related contingent consideration
Acquisition-related contingent consideration, which consists of our future royalty obligations to ARIAD/Takeda, was recorded on the acquisition date, June 1, 2016, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2026 was a loss of $0.9 million and $3.2 million, respectively, which is recorded in loss (gain) on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the acquisition-related contingent consideration for the three and nine months ended September 30, 2025 was a gain of $12.2 million and a loss of $22.1 million, respectively, which is recorded in loss (gain) on change in fair value of acquisition-related contingent consideration on the condensed consolidated statements of operations. The change in fair value of the contingent consideration during the three and nine months ended September 30, 2026 and 2025 was due primarily to updated projections of future net sales of ICLUSIG, including the impacts from fluctuations in foreign currency exchange rates, and the passage of time.
Non-operating Income and Expenses
Interest income
Interest income for the three and nine months ended September 30, 2026 was $32.2 million and $104.0 million, respectively. Interest income for the three and nine months ended September 30, 2025 was $26.8 million and $74.8 million, respectively. The increase in Interest income for the three and nine months ended September 30, 2026 is primarily due to higher cash and cash equivalent balances in the first nine months of 2026 as compared to the corresponding periods in 2025.
(Loss) gain on equity investments
Losses and gains on equity investments will fluctuate from period to period, based on sales of securities and the change in fair value of the securities we hold in our publicly held collaboration partners. The following table provides a summary of those (losses) gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Syndax	$(4.3)	$8.6	$(3.1)	$3.1
Prelude	(8.9)	—	6.3	—
Total (loss) gain on equity investments	$(13.2)	$8.6	$3.2	$3.1
Provision for income taxes
The provision for income taxes for the three and nine months ended September 30, 2026 was $96.0 million and $302.1 million, respectively. The provision for income taxes for the three and nine months ended September 30, 2025 was $58.1 million and $287.1 million, respectively.

Our effective tax rates for the three and nine months ended September 30, 2026 were unfavorably impacted by a one-time non-deductible charge of $1.23 billion associated with the acquisition of Vega and a net increase in valuation allowances against certain U.S. federal and state deferred tax assets. This was partially offset by tax benefits associated with the generation of tax credits, stock compensation related tax deductions and foreign tax effects. In addition, our effective tax rate for the nine months ended September 30, 2026 was favorably impacted by changes in unrecognized tax benefits.
Our effective tax rate for the three months ended September 30, 2025 was favorably impacted by a net decrease in our valuation allowance against certain U.S. federal deferred tax assets, resulting from the 2025 U.S. tax law changes described below. Our effective tax rate for the nine months ended September 30, 2025 was unfavorably impacted by an increase in our valuation allowance against certain U.S. federal and state deferred tax assets. This was partially offset by tax rate benefits associated with the generation of tax credits, the effect of cross-border tax laws and a decrease in a prior year valuation allowance against certain U.S. federal deferred tax assets, resulting from the 2025 U.S. tax law changes.
Liquidity and Capital Resources
At September 30, 2026, we had available cash, cash equivalents and marketable securities of $3.9 billion. Our cash and marketable securities balances are primarily held in a variety of interest-bearing instruments, including money market accounts and U.S. government debt securities. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.
Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $201.7 million and $870.2 million, respectively. The decrease in cash provided by operating activities was due primarily to the cash consideration paid to acquire Vega.
Our investing activities, other than purchases and maturities of marketable securities, have consisted predominantly of capital expenditures and purchases of long term investments. Net cash used in investing activities was $184.3 million for the nine months ended September 30, 2026, which primarily represented purchases of marketable securities of $246.8 million, purchases of long term investments of $40.0 million and capital expenditures of $38.2 million, offset in part by maturities of marketable securities of $145.7 million. Net cash used in investing activities was $65.2 million for the nine months ended September 30, 2025, which primarily represented purchases of marketable securities of $212.9 million, capital expenditures of $37.0 million and payments for intangible assets of $25.0 million, offset in part by maturities of marketable securities of $209.6 million. In the future, net cash used by investing activities may fluctuate significantly from period to period due to the timing of strategic equity investments, acquisitions, and capital expenditures and maturities/sales and purchases of marketable securities.
Net cash provided by financing activities was $164.2 million for the nine months ended September 30, 2026, primarily representing proceeds from issuance of common stock under our stock plans, partially offset by cash paid for tax withholdings related to restricted stock unit and performance share vesting. Net cash used in financing activities was $36.7 million for the nine months ended September 30, 2025, primarily representing cash paid for excise taxes relating to the June 2024 share repurchase, cash paid for tax withholdings related to restricted and performance share vesting and cash paid to ARIAD/Takeda for contingent consideration, partially offset by proceeds from issuance of common stock under our stock plans.
In August 2021, we entered into a $500.0 million, senior unsecured revolving credit facility, which was subsequently amended in May 2023 and June 2024 (as amended, the “Credit Agreement”). The June 2024 amendment to the Credit Agreement extended the maturity date of the revolving credit facility from August 2024 to June 2027. We may increase the maximum revolving commitments or add one or more incremental term loan facilities, subject to obtaining commitments from any participating lenders and certain other conditions, in an amount not to exceed $250.0 million plus a contingent additional amount that is dependent on our pro forma consolidated leverage ratio. As of September 30, 2026, we had no outstanding borrowings and were in compliance with all covenants under this facility. The Credit Agreement is described further in Note 16 of Notes to the Condensed Consolidated Financial Statements.
The enactment of the One Big Beautiful Bill Act in July 2025 modified key provisions of the Tax Cuts and Jobs Act of 2017. The change related to the expensing of domestic research costs materially reduced our U.S. tax liabilities in 2025 and 2026.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our investments in marketable securities, which are composed primarily of U.S. government debt securities, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. As of September 30, 2026, marketable securities were $578.7 million. Due to the nature of these investments, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2026, the decline in fair value would not be material.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2026, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
JAKAFI is the first product marketed by us to be approved for sale in the United States. While we also sell our and our licensors’ other approved products ICLUSIG, PEMAZYRE, MONJUVI/MINJUVI, OPZELURA, ZYNYZ and NIKTIMVO and our exclusive licensees sell OLUMIANT and TABRECTA, we anticipate that JAKAFI product sales (including JAKAFI XR) will continue to contribute a significant percentage of our total revenues over the next several years. However, we expect that JAKAFI product sales will begin to decline upon the expiration of our patent exclusivity in 2028.
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
Risks related to proposed changes in government regulations and healthcare reform measures are described below under “Other Risks Relating to our Business—Healthcare reform measures, including federal and state drug pricing reforms, could impact the pricing and profitability of pharmaceuticals, and adversely affect the commercial viability of our or our collaborators’ products and drug candidates.” If government and other third-party payors refuse to provide coverage and reimbursement with respect to our products, determine to provide a lower level of coverage and reimbursement than anticipated, reduce previously approved levels of coverage and reimbursement, or delay reimbursement payments, then our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed. Our collaborators Novartis and Lilly are affected by similar considerations for the drugs that they market and for which we may receive royalties.
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
In addition to FDA and related regulatory requirements, we are subject to healthcare “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally- or state-financed healthcare program. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities.
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
Present and potential competitors for JAKAFI include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms. In addition, JAKAFI could face competition from generic products. As a result of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, in the United States, generic manufacturers may seek approval of a generic or other version of an innovative pharmaceutical by filing with the FDA an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”). The Hatch-Waxman Act provides significant incentives to generic manufacturers to challenge U.S. patents on successful innovative pharmaceutical products. We have received notice letters from Apotex, Inc., Hikma Pharmaceuticals USA Inc., Sun Pharmaceutical Industries Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., Eugia Pharma Specialties, Ltd., Alkem Laboratories Ltd., Alembic Pharmaceuticals Ltd., MSN Pharmaceuticals Inc. and MSN Laboratories Pvt. Ltd. (together “MSN”) and Hetero USA Inc., Hetero Labs Limited Unit-V, and Hetero Labs Limited (together “Hetero”), which we refer to as the Generic JAKAFI Manufacturers, notifying us that each has filed an ANDA requesting approval to market a generic version of JAKAFI and that contain a paragraph IV certification purporting to challenge one or more patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. We have also received a separate notice letter from Apotex, Inc. regarding its filing of an NDA pursuant to section 505(b)(2) of the FDCA that requested to rely, in part, on the FDA’s previously published findings of safety and efficacy for JAKAFI and that contains a paragraph IV certification purporting to challenge patents covering ruxolitinib composition of matter and its use that expire (with pediatric extension) in June 2028 and patents covering ruxolitinib phosphate and its use that expire (with pediatric extension) in December 2028. In response, we filed patent infringement actions against each of the Generic JAKAFI Manufacturers (including with respect to both the ANDA and 505(b)(2) NDA for Apotex, Inc.) in the U.S. District Court for the District of New Jersey asserting certain FDA Orange-Book-listed patents for JAKAFI. We subsequently entered into confidential settlement agreements with Hikma Pharmaceuticals USA Inc., Granules India Ltd., Dr. Reddy’s Laboratories, Inc., Eugia Pharma Specialties, Ltd., Alkem Laboratories Ltd. and Sun Pharmaceuticals Industries Inc., respectively, settling all outstanding claims in the litigations against those Generic JAKAFI Manufacturers. The actions against the other Generic JAKAFI Manufacturers remain pending.
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
In addition, legislative and enforcement interest in the United States with respect to drug pricing practices has increased. This has resulted in significant legislative activity and proposals from the prior and current administrations relating to prescription drug prices and reimbursement, any of which, if enacted, could impose downward pressure on the prices that we can charge for our products and may further limit the commercial viability of our products and drug candidates. Specifically, there have been ongoing federal congressional inquiries and proposed and enacted federal and state legislation, executive orders and administrative agency rules designed to, among other things, bring more transparency to drug pricing, reduce drug prices, reform government program reimbursement methodologies for prescription drugs, expand access to government-mandated discounted pricing (known as 340B pricing) through broader contract pharmacy arrangements, allow importation of drugs into the United States from other countries and limit allowable prices for drugs through reference to an average price from foreign markets that may be substantially lower than what we currently or would otherwise charge. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. We expect that the healthcare reform measures that have been adopted in the United States and in foreign markets, and further reforms that may be adopted in the future, could result in more rigorous coverage criteria and additional downward pressure on the prices that we may receive for our approved products. If reimbursement for our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, including material adverse affects to our revenue and the curtailing or, in some cases, the ceasing of our research and development efforts. There may be future changes that result in reductions in current prices, coverage and reimbursement levels for our current or any future approved products, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
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
As part of our business strategy, we may pursue acquisitions of what we believe to be complementary businesses or assets or seek to enter into joint ventures. We also may pursue strategic alliances in an effort to leverage our existing infrastructure and industry experience to expand our product offerings or distribution or make investments in other companies. For example, in February 2024 we acquired the rights to tafasitamab (MONJUVI/MINJUVI) from MorphoSys AG and MorphoSys US Inc. that resulted in our holding exclusive global development and commercialization rights to tafasitamab, and in July 2026 we acquired Vega Therapeutics and its novel antibody therapies for rare blood disorders. The success of our acquisitions, joint ventures, strategic alliances and investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory debt or equity financing to fund those transactions. These strategic transactions are complex, time consuming and expensive and entail numerous risks, including:
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
Our product liability insurance policy may not fully cover our potential liabilities. In addition, we may determine that we should increase our coverage, and this insurance may be prohibitively expensive to us or our collaborators or licensees and may not fully cover our potential liabilities. We have elected to self-insure a portion of our exposure to product liability risks through our wholly owned captive insurance subsidiary, in tandem with third-party insurance policies. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the development or commercialization of our drug candidates and products, and if our liabilities from any such claims exceed our third-party insurance limits and self-insurance reserves, our results of operations, cash flows and financial condition could be adversely impacted.
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
We intend to continue to spend significant amounts on our efforts to discover and develop drugs, and if we are unable to generate revenues from our marketed drug products sufficient to offset our expenses we may incur losses in future periods. Our revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” and the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q, as well as the timing of charges and expenses that we may take, including those relating to transactions such as acquisitions and the entry into collaborative agreements. In addition, revenues from JAKAFI currently make up the substantial majority of our total revenues, but we expect that revenues from JAKAFI will begin to decline once patent exclusivity expires in 2028. We cannot assure you that we will be able to generate revenues from our other marketed drug products to offset the expected decline in revenues from JAKAFI.
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
Item 5. Other Information
(c) During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of our Company adopted or terminated, as described below, a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:
Steven Stein, our Executive Vice President, Chief Medical Officer and Head of Late-Stage Development, adopted a trading plan on August 7, 2026 providing for the sale of up to an aggregate of 282,480 shares of our common stock until August 7, 2027. On July 29, 2026, Dr. Stein terminated a trading plan which was previously adopted on March 16, 2026 and provided for the sale of up to an aggregate of 207,534 shares of our common stock until March 17, 2027. No sales were executed under the terminated trading plan.
Lee Heeson, our Executive Vice President and Head of Incyte International, adopted a trading plan on August 14, 2026 providing for the sale of up to an aggregate of 10,694 shares of our common stock until August 17, 2027.
Thomas Tray, our Vice President, Finance and Chief Accounting Officer, adopted a trading plan on July 31, 2026 providing for the sale of up to an aggregate of 4,128 shares of our common stock until July 31, 2027.
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

Item 6. Exhibits

Exhibit Number	Description of Document
18.1*	Preferability Letter from Ernst & Young LLP, dated October 29, 2026, relating to change in accounting principle

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INCYTE CORPORATION

Dated: October 29, 2026	By:	/s/ WILLIAM J. MEURY
William J. Meury
Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2026	By:	/s/ SUKETU UPADHYAY
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)